Form 10-Q
period 2017-09-30
Kala Pharmaceuticals, Inc.
filed 2017-11-07
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 24,521,131 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2017.

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

The forward‑looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our ongoing clinical trials, including our two Phase 3 clinical trials of KPI‑121 0.25% in patients with dry eye disease;
•	our plans to develop and commercialize INVELTYSTM (KPI-121 1.0%), KPI‑121 0.25% and any other product candidates, if they are approved;
•	the timing of and our ability to obtain and maintain regulatory approvals for INVELTYS;
•	the timing of and our ability to submit applications for, or obtain and maintain regulatory approvals for KPI‑121 0.25% and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash on hand;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

PART I – FINANCIAL INFORMATION

Item  1 Financial Statements

KALA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash	$122,049	$45,472
Prepaid expenses and other current assets	886	154
Total current assets	122,935	45,626
Property and equipment, net	623	594
Restricted cash	133	109
Total assets	$123,691	$46,329
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$6,111	$556
Accounts payable	1,135	997
Accrued expenses	3,938	3,993
Total current liabilities	11,184	5,546
Long-term liabilities:
Long-term debt - less current portion	13,629	9,098
Warrant liability	—	1,039
Other long-term liabilities	15	17
Total long-term liabilities	13,644	10,154
Total liabilities	24,828	15,700
Commitments and Contingencies (Note 13)
Convertible preferred stock, 0 shares and 170,336,260 shares authorized as of September 30, 2017 and December 31, 2016, respectively
Series Seed convertible preferred stock, $0.001 par value - 0 shares and 11,323,209 shares designated as of September 30, 2017 and December 31, 2016, respectively; 0 shares and 11,243,209 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	11,065
Series A convertible preferred stock, $0.001 par value - 0 shares and 9,583,432 shares designated, issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	10,736
Series B convertible preferred stock, $0.001 par value - 0 shares and 16,597,221 shares designated as of September 30, 2017 and December 31, 2016, respectively; 0 shares and 15,624,999 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	22,185
Series B-1 convertible preferred stock, $0.001 par value - 0 shares and 4,629,629 shares designated, issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	6,885
Series C convertible preferred stock, $0.001 par value - 0 shares and 43,034,639 shares designated as of September 30, 2017 and December 31, 2016, respectively; 0 shares and 42,782,688 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	67,520
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares and 0 shares authorized as of September 30, 2017 and December 31, 2016, respectively; no shares issued or outstanding as of September 30, 2017 or December 31, 2016	—	—
Common stock, $0.001 par value - 120,000,000 and 110,251,951 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 24,347,150 and 1,181,429 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	24	1
Additional paid-in capital	221,920	4,374
Accumulated deficit	(123,081)	(92,137)
Total stockholders’ equity (deficit)	98,863	(87,762)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$123,691	$46,329

See accompanying notes to these unaudited condensed financial statements.

 KALA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$7,018	$8,256	$23,128	$18,117
General and administrative	2,516	1,491	5,607	6,356
Total operating expenses	9,534	9,747	28,735	24,473
Loss from operations	(9,534)	(9,747)	(28,735)	(24,473)
Other income (expense):
Interest income	194	60	276	90
Interest expense	(212)	(186)	(618)	(566)
Change in fair value of warrant liability	(623)	206	(1,844)	177
Total other income (expense)	(641)	80	(2,186)	(299)
Net loss attributable to common stockholders—basic and diluted	$(10,175)	$(9,667)	$(30,921)	$(24,772)
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(8.18)	$(4.51)	$(20.97)
Weighted average shares outstanding—basic and diluted	18,034,278	1,181,429	6,860,777	1,181,429

See accompanying notes to these unaudited condensed financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(30,921)	$(24,772)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	213	220
Change in fair value of warrant liability	1,844	(177)
Amortization of debt discount and debt issuance costs	86	83
Write-off of deferred offering costs	—	1,789
Stock-based compensation	2,070	1,747
Increase (decrease) in cash from:
Prepaid expenses and other current assets	(732)	(29)
Accounts payable	74	(292)
Accrued expenses	(166)	1,432
Other long-term liabilities	(2)	(22)
Net cash used in operating activities	(27,534)	(20,021)
Cash flows from investing activities:
Purchases of property and equipment	(197)	(95)
Restricted cash	(25)	—
Net cash used in investing activities	(222)	(95)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock	—	67,922
Proceeds from common stock offering, net of underwriters discounts	96,255	—
Proceeds from venture debt	10,000	—
Payment of principal on venture debt facility	—	(1,000)
Payment of Series C issuance costs	—	(402)
Payment of common stock offering costs	(2,111)	—
Payment of deferred offering costs	—	(283)
Proceeds from exercise of stock options	189	—
Net cash provided by financing activities	104,333	66,237
Net increase in cash	76,577	46,121
Cash at beginning of period	45,472	5,759
Cash at end of period	$122,049	$51,880
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$118,391	$—
Reclassification of warrants to additional paid-in capital	2,883	—
Common stock offering costs included in accounts payable and accruals	131	—
Purchases of property and equipment in accounts payable	45	—
Cash paid for interest	$532	$490

See accompanying notes to these unaudited condensed financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the development and commercialization of therapies using its proprietary nanoparticle‑based Mucus Penetrating Particles, or MPP, technology, with an initial focus on the treatment of eye diseases. The Company has applied the MPP technology to lotepredol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in two lead product candidates. These product candidates are INVELTYSTM (KPI-121 1.0%), for the treatment of post‑operative inflammation and pain following ocular surgery, for which the Company has submitted a New Drug Application, or NDA, and KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease, currently in Phase 3 clinical development. The Company is evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the treatment of inflammation and pain following ocular surgery, for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. The Company is also evaluating compounds in its topically applied MPP receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases. The brand name INVELTYS has been conditionally approved by the U.S. Food and Drug Administration.

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

On July 25, 2017, the Company completed its initial public offering (“IPO”) of common stock pursuant to its registration statement on Form S-1, as amended (File No. 333-218936), which was declared effective by the Securities Exchange Commission (the “SEC”) on July 19, 2017. Pursuant to the registration statement, the Company issued and sold 6,900,000 shares of $0.001 par value common stock at an initial offering price of $15.00 per share, which included 900,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares. The Company’s shares began trading on the NASDAQ Global Select Market under the symbol “KALA” on July 20, 2017.

Proceeds from the Company’s IPO were approximately $94.1 million after deducting underwriting discounts and commissions of $7.2 million and offering costs of $2.2 million. Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 16,101,970 shares of common stock at the applicable conversion ratio then in effect. All of the Company’s outstanding warrants to purchase preferred stock automatically converted into warrants to purchase 202,020 shares of common stock.

The Company believes that its existing cash on hand as of September 30, 2017, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements through the second quarter of 2019. The Company has based these estimates on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown. As a result, the Company could deplete its available capital resources sooner than it currently expects.

Unaudited Interim Financial Information

The condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

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

Automatic Conversion of Preferred Stock – On July 7, 2017, the Company effected an amendment to its Amended and Restated Certificate of Incorporation, as amended. This amendment eliminated the minimum price per share of Common Stock for an underwritten public offering that would result in the automatic conversion of all outstanding shares of the Company’s Series Seed, Series A, Series B, Series B‑1 and Series C Preferred Stock.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Prospectus. There have been no material changes to the significant accounting policies during the period ended September 30, 2017.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

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

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016‑15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2016‑15, but believes its adoption will not have a material impact on its statement of cash flows.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2017	2016

Rent	$61	$58
Insurance	667	55
Other	158	41
Prepaid expenses and other current assets	$886	$154

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2017	2016

Development costs	$2,350	$2,280
Compensation and benefits	1,140	1,480
Professional fees	194	171
Common stock offering costs	111	—
Other	143	62
Accrued expenses	$3,938	$3,993

5. DEBT

2014 Debt Facility

In November 2014, the Company entered into a venture debt facility (“2014 Debt Facility”) for a total loan commitment of $10.0 million. On October 13, 2016, the Company entered into a First Amendment to the 2014 Debt Facility the (“First Amendment”), which reaffirmed the initial commitment to a total of $10.0 million of funding (“Term Loan A”) and increased the Company’s total borrowing capacity by an additional $10.0 million (“Term Loan B” and together with Term Loan A, “Term Loans”). On September 28, 2017, the Company drew the additional $10.0 million available under Term Loan B. Under the terms of the facility, the borrowings accrue interest at an annual rate equal to 3.00% above the Prime Rate then in effect. The interest rate was 6.50% as of December 31, 2016 and 7.25% as of September 30, 2017.

The unpaid principal balance under the 2014 Debt Facility was $20.0 million and $10.0 million as of September 30, 2017 and December 31, 2016, respectively. The unamortized discount was $260,000 and $346,000 as of September 30, 2017 and December 31, 2016, respectively. During the three months ended September 30, 2017 and 2016, the

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

Company recognized interest expense of $212,000 and $186,000, respectively, which consisted of amortization of the debt discount of $29,000 and $31,000 and the contractual coupon interest of $183,000 and $155,000, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized interest expense of $618,000 and $566,000, respectively, which consisted of amortization of the debt discount of $86,000 and $83,000 and the contractual coupon interest of $532,000 and $483,000, respectively.

In connection with the 2014 Debt Facility and the initial borrowing of $5.0 million under Term Loan A, the Company issued warrants to the lender to purchase 138,889 shares of Series B Preferred Stock at an exercise price of $1.44 per share (the “2014 Warrants”). During 2015 the Company borrowed an additional $5.0 million under Term Loan A and the number of exercisable shares underlying the 2014 Warrants increased to 277,778 shares of Series B Preferred Stock or 53,333 shares of common stock at an exercise price of $7.50 per share on an as-converted basis after giving effect to the reverse stock split (see Note 1). Upon executing the First Amendment, the Company issued warrants to purchase up to 251,951 shares of Series C Preferred Stock at an exercise price of $1.59 per share (the “2016 Warrants”), or 48,374 shares of common stock at an exercise price of $8.27 per share on an as-converted basis after giving effect to the reverse stock split (see Note 1). Consistent with the warrants issued under the original 2014 Debt Facility, the number of shares of Series C Preferred Stock that become exercisable would increase in proportion to the amount of Term Loan B borrowings. Upon the September 28, 2017 draw down of Term B Loan, the 2016 Warrants became exercisable into 48,374 shares of common stock. The 2016 Warrants were not exercisable into shares as of the First Amendment date or December 31, 2016, as the Company had not borrowed under the Term B Loan during 2016.

Upon issuance of the 2014 Warrants and 2016 Warrants, the Company estimated the fair value of the warrants using the Black‑Scholes option‑pricing model (see Note 6), and recorded the estimated fair value of the warrants as a liability separate from the loan balance, resulting in additional debt discount included within long‑term debt that is amortized to interest expense over the term of the loan using the effective interest method. The initial fair value of the 2014 Warrants and 2016 Warrants was $140,000 and $225,000, respectively. The warrants were subsequently re‑measured to fair value at every reporting date prior to the reporting period ending September 30, 2017 with changes in fair value recorded in the statement of operations as a component of other income (expense), as the shares underlying the warrants are exercisable into contingently redeemable shares. Upon the Company’s IPO on July 25, 2017 all of the underlying preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability was reclassified to additional paid-in capital. As such, there was no warrant liability associated with the Term Loans as of September 30, 2017.

As of December 31, 2016, the estimated fair value of the warrant liability associated with the original 2014 Debt Facility was $274,000 and the estimated fair value of the warrant liability associated with the First Amendment was $263,000.

The future annual principal payments due under the Term Loans as of September 30, 2017 are as follows (in thousands):

Years Ending December 31,
2017	$1,111
2018	6,666
2019	6,666
2020	5,557
Total	$20,000

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

6. PREFERRED STOCK WARRANTS

The Company has issued warrants in connection with debt transactions that were completed prior to 2014, all of which were classified as liabilities as of December 31, 2016. The warrants were remeasured at fair value at each reporting period prior to the reporting period ending September 30, 2017, as the warrants were exercisable into contingently redeemable shares. As of December 31, 2016, warrants outstanding to acquire Series C Preferred Stock were not exercisable into shares of Series C Preferred Stock. As part of the draw down of Term Loan B on September 28, 2017, warrants to acquire 48,374 shares of common stock became exercisable.

The following table summarizes the warrants outstanding at each of the dates identified:

				Shares Exercisable at
		Exercise	Expiration	September 30,		December 31,
Issued	Exercisable for	Price	Date	2017		2016
2011 and 2012	Series Seed Preferred Stock	$1.00	July 2019	—		80,000	(1)
2013	Series B Preferred Stock	$1.44	April 2021	—		694,444	(1)
2014	Series B Preferred Stock	$1.44	November 2024	—		277,778	(1)
2016	Series C Preferred Stock	$1.59	October 2026	—	(2)	—	(2)

(1)

As of December 31, 2016, the preferred stock warrants to purchase Series Seed Preferred Stock issued in 2011 and 2012, Series B Preferred Stock issued in 2013 and Series B Preferred Stock issued in 2014 were exercisable, and on a converted basis would have represented warrants to purchase common stock of 15,360, 133,334 and 53,333 shares, respectively.  As of September 30, 2017 there were no preferred stock warrants outstanding (See Note 1). As of September 30, 2017 all of the underlying preferred stock warrants were converted into warrants for common stock, of which 149,327 were outstanding.

(2)

As of December 31, 2016, the preferred stock warrants to purchase Series C Preferred Stock were not exercisable and as of September 30, 2017, there were no preferred stock warrants outstanding (See Note 1).  Upon the September 2017 $10.0 million draw down of the Term B Loan, the warrants became exercisable for 48,374 shares of common stock, which for comparative purposes represents 251,951 shares of Series C Preferred Stock on a pre-converted basis. As of September 30, 2017, all 48,374 warrants were outstanding.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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

Upon the Company’s IPO on July 25, 2017, all of the underlying preferred stock warrants became exercisable for common stock instead of preferred stock and the $2,883,000 fair value of the warrant liability as measured immediately prior to the IPO was charged to additional paid in capital with the reclassification of the warrants as equity, not a liability.  There was no warrant liability as of September 30, 2017 and, as such, there were no assets and liabilities measured at fair value on a recurring basis of September 30, 2017. As of December 31, 2016, the Company’s preferred stock warrants associated with the issuances of the 2014 Debt Facility and the First Amendment, as well as debt transactions entered into prior to 2014, were recorded at fair value. The assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, and the input categories associated with those assets and liabilities are as follows (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
2011 and 2012 Series Seed Warrants	$39	$—	$—	$39
2013 Series B Warrants	463	—	—	463
2014 Series B Warrants	274	—	—	274
2016 Series C Warrants	263	—	—	263
Total warrant liability	$1,039	$—	$—	$1,039

The Company has historically classified the value of the warrants as Level 3 measurements within the fair value hierarchy because the fair value is derived using significant unobservable inputs, which included the estimated volatility, the estimated fair value of the underlying preferred stock, and to the extent that the number of exercisable shares underlying the warrants were adjustable based on the amount of the Term Loans drawn down or the probability that the Company would draw down on the debt facility.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of changes in the fair value of the Company’s derivative liability, which is included as a component of other (income) expense (in thousands):

	Three Months Ended
	September 30,
	2017	2016
	Warrant	Warrant
	Liability	Liability

Fair value - June 30,	$2,260	$965
Change in fair value of warrant liability	623	(206)
Reclassification of preferred warrant liability	(2,883)	—
Fair value - September 30,	$—	$759

	Nine Months Ended
	September 30,
	2017	2016
	Warrant	Warrant
	Liability	Liability

Fair value - December 31,	$1,039	$936
Change in fair value of warrant liability	1,844	(177)
Reclassification of preferred warrant liability	(2,883)	—
Fair value - September 30,	$—	$759

The Company determined the fair values of the warrants at December 31, 2016 and on an interim basis on July 19, 2017, using the Black‑Scholes option‑pricing model.  The July 19, 2017 valuation was performed as a basis for the anticipated reclassification of the preferred warrant liability to equity in connection with the IPO and conversion of the preferred stock and warrants.  The following assumptions were used for the respective measurement date(1):

	2011 and
	2012 Series	2013	2014
	Seed	Series B	Series B	Series C
	Warrants	Warrants	Warrants	Warrants
December 31, 2016
Volatility	100.00%	87.00%	114.00%	58.30%
Risk-free interest rate	1.30%	1.80%	2.30%	2.40%
Estimated fair value of underlying shares	$0.89	$1.11	$1.11	1.54
Remaining contractual term (years)	2.6	4.3	7.9	9.8
Expected dividend yield	—%	—%	—%	—%

July 19, 2017
Volatility	119.00%	112.00%	114.00%	116.00%
Risk-free interest rate	1.40%	1.60%	2.10%	2.20%
Estimated fair value of underlying shares	$13.50	$13.50	$13.50	$13.50
Remaining contractual term (years)	2.0	3.7	7.3	9.2
Expected dividend yield	—%	—%	—%	—%

(1)

For purposes of determining the fair value of the warrants to purchase Series C Preferred Stock as of December 31, 2016 and July 19, 2017, the Company estimated that there was a 100% probability that it would draw down on the

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

remaining $10.0 million available under the 2014 Debt Facility as of the measurement date, and as such, assumed that the warrants would be exercisable into the maximum number of shares stipulated in the First Amendment.

8. CONVERTIBLE PREFERRED STOCK

Upon the closing of the Company’s IPO on July 25, 2017, all outstanding shares of convertible preferred stock converted into 16,101,970 shares of the Company’s common stock.  As such, there were no outstanding shares of convertible preferred stock as of September 30, 2017.

Convertible preferred stock consisted of the following as of December 31, 2016 (in thousands, except share amounts):

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

(1)

No fractional shares of Common Stock were issuable upon conversion of the Preferred Stock. In lieu of any fractional shares to which the holder would otherwise be entitled, the Company paid cash equal to such fraction multiplied by the fair market value of a share of Common Stock as determined in good faith by the Board of Directors of the Company. Whether or not fractional shares would be issuable upon such conversion shall be determined on the basis of the total number of shares of Preferred Stock the holder is at the time converting into Common Stock and the aggregate number of shares of Common Stock issuable upon such conversion.

Series Seed Convertible Preferred Stock

In December 2009, the Company issued an aggregate of 2,000,001 shares of Series Seed Preferred Stock for gross proceeds of $2.0 million or $1.00 per share. In October 2010, the Company issued an aggregate of 2,000,003 shares of Series Seed Preferred Stock to existing investors for gross proceeds of $2.0 million or $1.00 per share. In February 2012, the Company issued an aggregate of 7,243,205 shares of Series Seed Preferred Stock to existing and new investors, which included 6,150,000 shares for gross proceeds of $6.2 million and 1,093,205 shares converted from convertible debt of $1.0 million principal and $93,000 accrued interest. Costs incurred in connection with each of the individual issuances of Series Seed Preferred Stock were $124,000, $39,000 and $15,000 respectively, which have been recorded as a reduction to the carrying amount of the Series Seed Preferred Stock.  On July 25, 2017, upon the closing of the Company’s IPO, all outstanding shares of Series Seed Convertible Stock converted into 2,158,708 shares of the Company’s common stock. As such, there were no outstanding shares of Series Seed Convertible Preferred Stock as of September 30, 2017.

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

In June 2013, the Board approved waiving one of the milestone events provided for in the Series A Preferred Stock Purchase Agreement. Accordingly, the second tranche of Series A Preferred Stock closed on July 15, 2013 and the Company issued 4,791,716 shares of Series A Preferred Stock for gross proceeds of $5.8 million, or $1.20 per share. Costs incurred in connection with the issuance of the Series A Preferred Stock were $93,000, which have been recorded as a reduction in the carrying amount of the Series A Preferred Stock. On July 25, 2017, upon the closing of the Company’s IPO, all outstanding shares of Series A Convertible Stock converted into 1,840,029 shares of the Company’s common stock. As such, there were no outstanding shares of Series A Convertible Preferred Stock as of September 30, 2017.

Series B Convertible Preferred Stock

In April 2014, the Company issued 15,624,999 shares of Series B Preferred Stock for gross proceeds of $22.5 million or $1.44 per share which included conversion of the outstanding principal and interest on the 2013 Notes (See Note 7) of $5.1 million, which converted into 3,562,785 shares of Series B Preferred Stock pursuant to the terms of the Notes. Costs incurred in connection with the issuance of the Series B Preferred Stock were $315,000, which have been recorded as a reduction in the carrying amount of the Series B Preferred Stock. On July 25, 2017, upon the closing of the Company’s IPO, all outstanding shares of Series B Convertible Stock converted into 3,000,017 shares of the Company’s common stock. As such, there were no outstanding shares of Series B Convertible Preferred Stock as of September 30, 2017.

Series B‑1 Convertible Preferred Stock

On August 17, 2015, the Company issued 4,629,629 shares of Series B‑1 Senior Convertible Preferred Stock (“Series B‑1 Preferred Stock”) for gross proceeds of $7.0 million or $1.512 per share. Costs incurred in connection with the issuance of the Series B‑1 Preferred Stock were $115,000, which have been recorded as a reduction in the carrying amount of the Series B‑1 Preferred Stock. On July 25, 2017, upon the closing of the Company’s IPO, all outstanding shares of Series B-1 Convertible Stock converted into 888,894 shares of the Company’s common stock. As such, there were no outstanding shares of Series B-1 Convertible Preferred Stock as of September 30, 2017.

Series C Convertible Preferred Stock

On April 5, 2016, the Company issued 42,782,688 shares of Series C Preferred Stock for gross proceeds of $67.9 million or $1.5876 per share. Costs incurred in connection with the issuance of the Series C Preferred Stock were $402,000, which have been recorded as a reduction in the carrying amount of the Series C Preferred Stock. On July 25, 2017, upon the closing of the Company’s IPO, all outstanding shares of Series C Convertible Stock converted into 8,214,322 shares of the Company’s common stock. As such, there were no outstanding shares of Series C Convertible Preferred Stock as of September 30, 2017.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

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

9. COMMON STOCK AND PREFERRED STOCK

COMMON STOCK

The Company was authorized to issue up to 120,000,000 and 110,251,951 shares of common stock with a $0.001 par value per share as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had 24,347,150 and 1,181,429 shares of common stock issued and outstanding, respectively.

The rights, preferences, and privileges of the Company’s common stock are included in the Prospectus.  There were no changes to the rights, preferences, and privileges of the common stock during the nine months ended September 30, 2017.

PREFERRED STOCK

Upon completion of the Company’s IPO, all outstanding shares of the Company’s preferred stock automatically converted into an aggregate of 16.1 million shares of the Company’s common stock. The Company also is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of September 30, 2017, no shares of preferred stock were issued or outstanding.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

Reserved Shares—As of September 30, 2017, the Company had reserved the following shares of common stock issuable upon exercise of rights under warrants and exercise of stock options, and as of December 31, 2016, the Company had reserved the following shares of common stock issuable upon conversion of then outstanding convertible preferred stock, convertible preferred stock issuable upon exercise of rights under warrants and exercise of stock options (See Note 8):

	September 30,	December 31,
	2017	2016

Convertible preferred stock	—	16,101,970
2013 Warrant rights to acquire Series B Preferred Stock	—	133,327
2014 Warrant rights to acquire Series B Preferred Stock	—	53,333
2016 Warrant rights to acquire Series C Preferred Stock	—	48,374
2011 Warrant rights to acquire Series Seed Preferred Stock	—	15,360
Warrant rights to acquire Common Stock	197,701	—
2009 stock option plan	3,001,752	3,533,726
2017 stock option plan	2,011,203
Total	5,210,656	19,886,090

10. STOCK‑BASED COMPENSATION

Stock Incentive Plan—On December 11, 2009, the Board adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors. Under the 2009 Plan, the Board determined the number of shares of common stock to be granted pursuant to the awards, as well as the exercise price and terms of such awards. The exercise price of incentive stock options could not be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2009 Plan expire 10 years after the grant date, unless the Board sets a shorter term. Options granted under the plan generally vest over a four‑year period. As of December 31, 2016, there were 338,256 shares of common stock available for future grant under the 2009 Plan.

On July 19, 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective and no further stock options or other awards will be made under the 2009 Plan. As of September 30, 2017, there were 1,366,324 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to 3,533,757 shares through December 31, 2017 and an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 3,573,766 shares of Common Stock, (ii) 4% of the outstanding shares on such date and (iii) an amount determined by the Board.  Upon the exercise of stock options, the Company issues new shares of common stock. The Company does not hold any treasury shares.

Prior to the IPO, the Company had granted 86,056 stock options which contain performance‑based vesting criteria. These criteria were milestone events that were specific to the Company’s corporate goals. Stock‑based compensation expense associated with performance‑based stock options is recognized if the achievement of the performance condition is considered probable using management’s best estimates. The milestones were not deemed probable as of December 31, 2016 and were not met and had expired as of September 30, 2017.

The Company granted 0 stock options to non‑employee consultants for the three months ended September 30, 2017 and 2016, and 4,224 and 0 stock options for the nine months ended September 30, 2017 and 2016, respectively.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

During the three months ended September 30, 2017 and 2016, the Company recognized $46,000 and $6,000, respectively, in stock compensation expense related to non‑employee consultants. During the nine months ended September 30, 2017 and 2016, the Company recognized $83,000, and $34,000, respectively, in stock compensation expense related to non‑employee consultants.

A portion of the unvested stock options will vest upon the sale of all or substantially all of the stock or assets of the Company.

A summary of option activity for employee and non‑employee awards under the 2009 Plan and the 2017 Plan for the nine months ended September 30, 2017 is as follows (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)
Outstanding at January 1,2017	3,195,469	$3.26	8.6	$1,200
Granted	747,892	16.06
Exercised	(129,461)	1.46
Forfeited	(167,269)	2.72
Outstanding at September 30, 2017	3,646,631	$5.97	8.4	$61,572
Vested and expected to vest at September 30, 2017	3,645,645	$5.97	8.4	$61,552
Options exercisable at September 30, 2017	1,590,655	$3.43	7.8	$30,882

The Company records stock‑based compensation related to stock options granted at fair value. The Company utilizes the Black‑Scholes option‑pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock‑based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted in the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016
Expected volatility	103% - 122%	108% - 110%
Risk-free interest rate	1.81% - 2.29%	1.21% - 1.33%
Expected dividend yield	0%	0%
Expected term (in years)	5.04 - 9.82	5.62 - 6.18

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

The weighted average grant‑date fair value of options granted was $14.74 and $2.77, respectively, during the three months ended September 30, 2017 and 2016, and $13.19 and $2.73, respectively, during the nine months ended September 30, 2017 and 2016. There were 747,892 and 1,516,894 options granted during the nine months ended September 30, 2017 and 2016, respectively. The fair value is being expensed over the vesting period of the options on a

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

straight‑line basis as the services are being provided. The Company has recorded aggregate stock‑based compensation expense related to the issuance of stock option awards of $981,000 and $554,000, respectively, during the three months ended September 30, 2017 and 2016, and $2.1 million and $1.7 million during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $13.2 million of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted‑average period of 3.07 years.

Stock-based Compensation Expenses—Stock‑based compensation expense was classified in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Research and development	$357	$180	$749	$309
General and administrative	624	374	1,321	1,438
Total	$981	$554	$2,070	$1,747

11. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2017 and 2016. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

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

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company files its corporate income tax returns in the United States and Massachusetts, California, Kentucky, Pennsylvania, New Hampshire, New York, North Carolina and Texas. All tax years since the date of incorporation remain open to examination by the major taxing jurisdictions (state and federal) to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax year.

As of September 30, 2017 and 2016, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the nine months ended September 30, 2017 and 2016.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

12. NET LOSS PER COMMON SHARE

Net Loss per Share—Basic and diluted net loss per share attributable to common stockholders were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Numerator:
Net loss attributable to common stockholders	$(10,175)	$(9,667)	$(30,921)	$(24,772)

Denominator:
Weighted average shares outstanding—basic and diluted	18,034,278	1,181,429	6,860,777	1,181,429

Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(8.18)	$(4.51)	$(20.97)

The Company’s potential dilutive securities, which include stock options and warrants to purchase common stock as of September 30, 2017 and stock options, warrants to purchase preferred stock and convertible preferred stock as of December 31, 2016, have been excluded from the computation of diluted net loss per share, for each respective period, as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders are the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti‑dilutive effect:

	September 30,
	2017	2016

Convertible preferred stock (as converted to common stock)	-	16,101,970
Options to purchase common stock	3,646,631	3,063,049
Common stock warrants	197,701	250,394
	3,844,332	19,415,413

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

On June 30, 2016, the lease was amended to extend the term from January 31, 2017 to January 31, 2019. In connection with the lease agreement, the Company issued a letter of credit to the landlord for $84,000. The Company secured the letter of credit using restricted cash for the full amount of the letter. The restricted cash as of September 30, 2017 is included in other noncurrent assets in the accompanying balance sheets.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

Total rent expense for the lease, which is recorded on a straight‑line basis, for the three months ended September 30, 2017 and 2016 was $97,000 and $85,000, respectively and for the nine months ended September 30, 2017 and 2016 was $290,000 and $244,000, respectively.

Future minimum commitments due under these non-cancelable operating lease agreements as of September 30, 2017 are as follows (in thousands):

Years Ending December 31,
2017 (remaining three months)	$99
2018	410
2019	34
Total minimum lease payments	$543

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

The Company recorded research and development expenses related to the JHU agreement of $97,000 and $50,000, respectively, for the three months ended September 30, 2017 and 2016 and $108,000 and $99,000, respectively, for the nine months ended September 30, 2017 and 2016.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

As of September 30, 2017, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and has no amount accrued related to these contingencies. The Company does not expect these indemnifications to have a material adverse effect on these financial statements.

14. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of therapeutics using our proprietary nanoparticle‑based Mucus Penetrating Particles, or MPP, technology, with an initial focus on the treatment of eye diseases. Our MPPs are selectively‑sized nanoparticles and have proprietary coatings. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the MPP technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in two lead product candidates. The product candidates are INVELTYSTM (KPI-121 1.0%) for the treatment of inflammation and pain following ocular surgery, for which we have submitted a new drug application, or NDA, and KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease, currently in Phase 3 clinical development. The brand name INVELTYS has been conditionally approved by the U.S. Food and Drug Administration, or the FDA.

We have completed two Phase 3 clinical trials of INVELTYS, our topical twice‑a‑day product candidate, in patients with inflammation and pain following cataract surgery, which is the most common type of ocular surgery in the United States. Commonly used topical ocular corticosteroid products for the treatment of post‑operative inflammation and pain are approved for dosing four times a day. In May 2017, we announced topline results from the second, confirmatory Phase 3 clinical trial. In this second Phase 3 clinical trial, administration of INVELTYS two times a day achieved statistical significance for both primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication compared to placebo and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications compared to placebo and all secondary endpoints. In this trial, INVELTYS was well tolerated with no treatment‑related significant adverse events observed during the course of the trial. In October 2017, we submitted an NDA for the approval of INVELTYS for the treatment of post‑operative inflammation and pain following ocular surgery. KPI‑121 0.25% is our product candidate for patients with dry eye disease utilizing a two‑week course of therapy. After achieving positive results in a Phase 2 clinical trial, we initiated two Phase 3 clinical trials of KPI‑121 0.25% in June 2016. Each of these Phase 3 clinical trials has a target enrollment of at least 900 dry eye patients. We expect to receive topline results from the KPI-121 0.25% Phase 3 clinical program by the end of 2017. Assuming positive results from these Phase 3 clinical trials, we anticipate submitting an NDA for KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease in the first half of 2018. We also are evaluating compounds in our topically applied MPP receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases.

For both INVELTYS and KPI‑121 0.25% product candidates, we plan to rely on the potentially more expeditious pathway to the FDA, approval under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA. Based on our discussions with European Union, or EU, regulatory authorities, if the results of our ongoing Phase 3 dry eye disease trials are positive, we believe that we will be able to utilize the results from these trials to support a submission of a Marketing Authorization Application, or MAA, for KPI‑121 0.25% for the short‑term treatment of dry eye disease in the EU through the Article 10(3) submission pathway.

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

On July 25, 2017, we completed our initial public offering of our common stock, or IPO, pursuant to which we issued and sold 6,900,000 shares of our common stock at a price of $15.00 per share, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares.  We received $94.1 million, net of underwriting discounts and commissions and offering expenses.

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

We expense research and development costs as they are incurred. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. We track outsourced development costs by development program but do not allocate personnel costs, payments made under our license agreements or other costs to specific product candidates or development programs. These costs are included in Employee‑related costs and Other research and development costs in the tables under “Results of Operations”.

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

Change in Fair Value of Warrant Liability

Prior to our IPO, we issued warrants for the purchase of our Series Seed, Series B and Series C preferred stock. These warrants were financial instruments that were issuable for contingently redeemable securities. Therefore, these warrants were classified as liabilities as of December 31, 2016. The warrants were re-measured to fair value at each reporting period prior to the reporting period ending September 30, 2017. We recognize gains and losses on the change in the fair value of outstanding warrants to purchase our Series Seed, Series B and Series C preferred stock and these gains and losses are recorded as a component of other income (expense). Upon the closing of our IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$7,018	$8,256	$(1,238)
General and administrative	2,516	1,491	1,025
Total costs and expenses	9,534	9,747	(213)
Loss from operations	(9,534)	(9,747)	213
Other income (expense)
Interest income	194	60	134
Interest expense	(212)	(186)	(26)
Change in fair value of warranty liability	(623)	206	(829)
Net loss	$(10,175)	$(9,667)	$(508)

Research and Development Expenses

The following table summarizes the research and development expenses incurred during the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
KPI-121 development costs	$3,686	$6,197	$(2,511)
Employee‑related costs	1,987	1,230	757
Other research and development costs	1,345	829	516
Total research and development	$7,018	$8,256	$(1,238)

Research and development expenses were $7.0 million for the three months ended September 30, 2017 compared to $8.2 million for the three months ended September 30, 2016, a decrease of $1.2 million. This decrease is primarily the result of a $2.5 million decrease in KPI‑121 development costs due to the decrease in external costs associated with our two Phase 3 clinical trials of KPI‑121 0.25% for the treatment of dry eye disease, and the completion of our Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following cataract surgery. This decrease was partially offset by a $0.8 million increase in employee‑related costs due to the additional hiring of clinical and regulatory personnel as a result of our progress on the Phase 3 trials, overall merit increases and an increase in stock compensation expense related to stock option grants, and a $0.5 million increase in other research and development costs related to clinical consulting support for our three Phase 3 trials and regulatory consulting support for our NDA preparation.

General and Administrative Expenses

The following table summarizes the general and administrative expenses incurred during the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Employee-related costs	$1,378	$979	$399
External consulting costs	601	420	181
External general and administrative costs	537	92	445
Total general and administrative	$2,516	$1,491	$1,025

General and administrative expenses were $2.5 million for the three months ended September 30, 2017 compared to $1.5 million for the three months ended September 30, 2016, an increase of $1.0 million.

We incurred a $0.4 million increase in employee-related costs primarily due to a $0.1 million increase in general and administrative employee headcount and overall merit increases and a $0.3 million increase in stock compensation expenses related to stock options granted during 2017. In addition, we incurred a $0.2 million increase in external consulting costs associated with accounting and finance activities and a $0.4 million increase in external general and administrative costs as a result of being a public company, comprised primarily of directors’ and officers’ liability insurance, board of directors’ fees and professional fees.

Interest Income

Interest income was $194,000 for the three months ended September 30, 2017 compared to $60,000 for the three months ended September 30, 2016. Interest income consists of interest earned on our balance held in an interest-bearing deposit account. The increase was attributable to a higher average cash balance due to receipt of IPO proceeds.

Interest Expense

We incurred interest expense of $212,000 for the three months ended September 30, 2017 compared to $186,000 for the three months ended September 30, 2016. Interest expense is comprised of the contractual coupon interest and the amortization of debt discount associated with our venture debt facility. The increase was attributable to a 75 basis point increase in the interest rate during 2017.

Change in Fair Value of Warrant Liability

The change in the fair value of our preferred stock warrant liability consisted of a loss of $0.6 million for the three months ended September 30, 2017 compared to a gain of $0.2 million for the three months ended September 30, 2016. This change was primarily the result of an increase in the fair value of the underlying preferred stock prior to the Company’s IPO. Upon closing of the IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

Comparison of the Nine Months ended September 30, 2016 and 2017

The following table summarizes the results of our operations for the nine months ended September 30, 2016 and 2017:

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$23,128	$18,117	$5,011
General and administrative	5,607	6,356	(749)
Total costs and expenses	28,735	24,473	4,262
Loss from operations	(28,735)	(24,473)	(4,262)
Other income (expense)
Interest income	276	90	186
Interest expense	(618)	(566)	(52)
Change in fair value of warranty liability	(1,844)	177	(2,021)
Net loss	$(30,921)	$(24,772)	$(6,149)

Research and Development Expenses

The following table summarizes the research and development expenses incurred during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
KPI-121 development costs	$14,454	$12,699	$1,755
Employee‑related costs	5,158	3,193	1,965
Other research and development costs	3,516	2,225	1,291
Total research and development	$23,128	$18,117	$5,011

Research and development expenses were $23.1 million for the nine months ended September 30, 2017 compared to $18.1 million for the nine months ended September 30, 2016, an increase of $5.0 million. This increase is primarily attributed to a $1.8 million increase in KPI‑121 development costs due to the increase in external costs associated with our second Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following cataract surgery and our two Phase 3 clinical trials of KPI‑121 0.25% for the treatment of dry eye disease which began in June 2016. There was a $2.0 million increase in employee-related costs comprised of a $1.6 million increase related to additional clinical and regulatory headcount and a $0.4 million increase in stock compensation from stock option grants, and a $1.3 million increase in other research and development costs primarily associated with clinical consulting services for our 3 Phase 3 trials and regulatory consulting support for our NDA preparation.

General and Administrative Expenses

The following table summarizes the general and administrative expenses incurred during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Employee-related costs	$3,451	$3,112	$339
External consulting costs	1,325	1,155	170
Write-off of deferred offering costs	—	1,789	(1,789)
External general and administrative costs	831	300	531
Total general and administrative	$5,607	$6,356	$(749)

General and administrative expenses were $5.6 million for the nine months ended September 30, 2017 compared to $6.4 million for the nine months ended September 30, 2016, a decrease of $0.8 million. The decrease was primarily due to the write‑off during the second quarter of 2016 of $1.8 million in deferred offering costs relating to our confidential submission of a draft registration statement on Form S‑1 in 2015. This decrease was partially offset by a $0.3 million increase in employee-related costs comprised of a $0.4 million increase in general and administrative salaries and benefits expenses due to the hiring of additional employees and overall merit increases, offset by a $0.1 million decrease in stock compensation expense related to stock options granted during the nine months ended September 30, 2016. There was a $0.2 million increase in external consulting fees associated with accounting and finance activities; and a $0.5 million increase in external general and administrative costs as a result of being a public company, comprised primarily of directors’ and officers’ liability insurance, board of directors fees and software expenses.

Interest Income

Interest income was $276,000 for the nine months ended September 30, 2017 compared to $90,000 for the nine months ended September 30, 2016, an increase of $186,000. This increase was due to a higher average cash balance in our interest-bearing deposit account during the nine months ended September 30, 2017 compared to the same period in 2016 as a result of the proceeds from the IPO.

Interest Expense

Interest expense was $0.6 million for the nine months ended September 30, 2017 and 2016, which was comprised of the contractual coupon interest and the amortization of the debt discount associated with our venture debt facility.

Change in Fair Value of Warrant Liability

The change in the fair value of our preferred stock warrant liability consisted of a loss of $1.8 million for the nine months ended September 30, 2017 compared with a gain of $0.2 million for the nine months ended September 30, 2016. This change was the result of an increase in the fair value of the underlying preferred stock prior to the Company’s IPO. Upon closing of the IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

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

In July 2017, we completed an IPO pursuant to which we issued and sold 6,900,000 shares of our common stock, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price of $15.00 per share. We received net proceeds of $94.1 million after deducting underwriting discounts and commission of $7.2 million and offering costs incurred in 2017 of $2.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(27,534)	$(20,021)
Net cash used in investing activities	(222)	(95)
Net cash provided by financing activities	104,333	66,237
Increase in cash	$76,577	$46,121

Net Cash Used in Operating Activities

During the nine months ended September 30, 2016, our cash used in operating activities was primarily due to our net loss of $24.8 million as we incurred increased external research and development costs associated with our clinical trials during the nine months ended September 30, 2016 and increased general and administrative costs, partially offset by non-cash charges of $3.7 million, consisting primarily of $1.8 million in deferred offering costs relating to our confidential submission of a draft registration statement on Form S‑1 in 2015 and $1.7 million in stock-based compensation. Net cash provided by changes in our operating assets and liabilities primarily consisted of an increase of $1.4 million increase in accrued expenses, partially offset by a $0.3 million decrease in accounts payable.

During the nine months ended September 30, 2017, our cash used in operating activities was primarily due to our net loss of $30.9 million as we incurred increased external research and development costs associated with our clinical trials during the nine months ended September 30, 2017 and increased general and administrative costs partially offset by non-cash charges of $4.2 million, consisting primarily of a $1.8 million increase in fair value of warrant liability and $2.1 million in stock-based compensation. Net cash provided by changes in our operating assets and liabilities primarily consisted of an increase of $0.7 million in prepaid expenses and other current assets and a $0.2 million decrease in accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $95,000 for the nine months ended September 30, 2016, consisting of purchases of property and equipment, primarily laboratory equipment

Net cash used in investing activities was $200,000 for the nine months ended September 30, 2017 consisting of purchases of property and equipment, primarily laboratory equipment, and an increase of $25,000 in restricted cash.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $66.2 million for the nine months ended September 30, 2016, consisting of $67.9 million in net proceeds from the issuance of Series C preferred stock, partially offset by the payment of deferred offering costs of $0.3 million related to our confidential filing of a draft registration statement on Form S‑1  in

2015, payment of Series C preferred stock issuance costs of $0.4 million and payment of $1.0 million of principal on our venture debt facility.

Net cash provided by financing activities was $104.3 million for the nine months ended September 30, 2017, consisting of $96.3 million of IPO proceeds, net of underwriter discounts and commissions, $2.2 million in offering costs related to our IPO, $10.0 million in funding from the September 2017 draw down of the Term B Loan of our 2014 Debt Facility and $0.2 million in proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, we expect to incur additional costs associated with operating as a public company.

Our expenses will also increase if and as we:

•	seek marketing approval for INVELTYS and establish our sales, marketing and distribution capabalities for INVELTYS in advance of and upon any such approval;
•	seek marketing approvals for KPI‑121 0.25% and any other product candidates that successfully complete clinical development;
•

pursue the clinical development of KPI‑121 for the treatment of other additional indications or for use in other patient populations or, if approved, seek to broaden the label of INVELTYS or KPI‑121 0.25%;

•	pursue the preclinical and clinical development of product candidates derived from our rTKI program for use in the treatment of retinal diseases;
•	expand our sales, marketing and distribution capabilities for our other product candidates, prior to or upon receiving marketing approval;
•

scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, for which we have submitted our NDA, and any of our other product candidates for which we seek and/or obtain marketing approval;

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

•	increase our product liability insurance coverage as we initiate and expand our commercialization efforts.

On July 25, 2017, we completed an IPO of our common stock pursuant to which we issued and sold 6,900,000 shares of our common stock at a price of $15.00 per share, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $94.1 million after deducting underwriting discounts and commission of $7.2 million and offering costs incurred in 2017 of $2.2 million.  We believe that our existing cash on hand as of September 30, 2017, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through the second quarter of 2019. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 3 clinical trials for KPI‑121 0.25% and of any clinical activities for regulatory review of INVELTYS and KPI‑121 0.25% outside of the United States;

•	the costs and timing of process development and manufacturing scale‑up activities associated with INVELTYS and KPI‑121 0.25%;
•	the costs, timing and outcome of regulatory review of INVELTYS and KPI‑121 0.25%;
•

the costs of commercialization activities for INVELTYS and/or KPI‑121 0.25% if we receive marketing approval and pre-commercialization costs for INVELTYS and/or KPI-121 0.25% incurred prior to receiving any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of INVELTYS and KPI‑121 0.25%;
•	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•	the scope, progress, results and costs of any product candidates that we may derive from any other product candidates that we may develop;
•	the extent to which we in‑license or acquire rights to other products, product candidates or technologies; and
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

Contractual Obligations and Commitments

During the nine months ended September 30, 2017, there were no material changes to our contractual obligations and commitments, other than the September 28, 2017 draw dawn of the additional $10.0 million available under Term Loan B, as set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in the Prospectus.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any cash equivalents or investments as of September 30, 2017. As of September 30, 2017, our exposure to the risk of changes in market interest rates related primarily to our borrowings under our 2014 Debt Facility, which are subject to a variable interest rate. We do not expect any material impact on our operating results from a reasonably possible change in market interest rates. A 50-basis point increase or decrease in interest rates would increase or decrease annual interest expense by $100,000 related to our borrowings under our 2014 Debt Facility.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management,  with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $16.7 million for the year ended December 31, 2015, $33.2 million for the year ended December 31, 2016 and $30.9 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $123.1 million. We have not generated any revenues to date from product sales and have financed our operations primarily through private placements of our preferred stock, convertible debt financings and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we complete our Phase 3 trials of KPI‑121 0.25% in patients with dry eye disease and prepare for commercialization of our product candidates, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. Our license agreement with The Johns Hopkins University, or JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYSTM (KPI-121 1.0%) and KPI‑121 0.25%, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•	seek marketing approval for INVELTYS and establish our sales, marketing and distribution capabilities for INVELTYS in advance of and upon any such approval;
•	seek marketing approvals for KPI‑121 0.25% and any other product candidates that successfully complete clinical development;
•

pursue the clinical development of KPI‑121 for the treatment of other additional indications or for use in other patient populations or, if approved, seek to broaden the label of INVELTYS or KPI‑121 0.25%;

•	pursue the preclinical and clinical development of product candidates derived from our rTKI program for use in the treatment of retinal diseases;
•	expand our sales, marketing and distribution capabilities for our other product candidates, prior to or upon receiving marketing approval;
•

scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, for which we have submitted our NDA, and any of our other product candidates for which we seek and/or obtain marketing approval;

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

•	increase our product liability insurance coverage as we initiate and expand our commercialization efforts.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

•	we are required by the FDA or non‑U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;
•	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates; or
•	there are any third‑party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property‑related claims.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue that is sufficient to achieve profitability unless and until we obtain marketing approval for and commercialize one or more of our product candidates. We do not expect to commercialize INVELTYS or any of our other product candidates before 2019, if ever. Achieving profitibility will require us to be successful in a range of challenging activities, including:

•	completing and obtaining favorable results from our two ongoing Phase 3 clinical trials of KPI‑121 0.25% in patients with dry eye disease;
•	obtaining marketing approval for INVELTYS, for which we have submitted our NDA, KPI‑121 0.25% or any other product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
•	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for any products we commercialize; and
•	obtaining, maintaining and protecting our intellectual property rights.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we seek marketing approval and prepare for commercialization of INVELTYS, complete our multiple Phase 3 clinical trials and, assuming positive results from these trials, seek marketing approval for KPI‑121 0.25%, and continue the development of and potentially seek marketing approval for other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we commercialize INVELTYS, if approved and advance our preclinical activities and clinical trials. In addition, our expenses will further increase if we suffer any delays in our Phase 3 clinical programs for KPI‑121 0.25%, including if we are required to conduct any additional trials. We also expect to devote additional financial resources to conducting research and development, initiating clinical trials of, and potentially seeking regulatory approval for, other potential product candidates, including product candidates that we may develop using our rTKI program.

We have begun to incur commercialization expenses related to INVELTYS, including beginning to build a commercial infrastructure and expect to incur additional commercialization expenses in advance of potentially receiving marketing approval for INVELTYS. If we do obtain marketing approval for INVELTYS, or for KPI‑121 0.25% or any other product candidate that we develop, we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we will incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 3 clinical trials for KPI‑121 0.25% and of any clinical activities for regulatory review of INVELTYS and KPI‑121 0.25% outside of the United States;

•	the costs and timing of process development and manufacturing scale‑up activities associated with INVELTYS and KPI‑121 0.25%;
•	the costs, timing and outcome of regulatory review of INVELTYS and KPI‑121 0.25%;

•

the costs of commercialization activities for INVELTYS and/or KPI‑121 0.25% if we receive marketing approval and pre-commercialization costs for INVELTYS and/or KPI-121 0.25% incurred prior to receiving, any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	subject to receipt of marketing approval, the amount of revenue received from commercial sales of INVELTYS and KPI‑121 0.25%;
•	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•	the scope, progress, results and costs of any product candidates that we may derive from any other product candidates that we may develop;
•	the extent to which we in‑license or acquire rights to other products, product candidates or technologies; and
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property‑related claims.

We believe that our existing cash on hand as of September 30, 2017, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through the second quarter of 2019. We have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Conducting preclinical testing and clinical trials and seeking market approvals are time‑consuming, expensive and uncertain processes that take years to complete. Although we have submitted an NDA for INVELTYS, we may not receive approval to commercialize the product candidate, and even if we do, the resulting revenue may not enable us to achieve profitability. In addition, we may never generate the necessary data or results required to obtain regulatory approval of any other products with the market potential sufficient to enable us to achieve profitability. We do not expect to generate revenue from sales of INVELTYS or any other product candidates until at least 2019, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

As of September 30, 2017, we had $20.0 million of outstanding borrowings under our 2014 Debt Facility, which we were required to begin repaying following the end of an interest‑only period, in October 2017, in equal monthly installments until October 2020. Our obligations under this agreement are secured by substantially all of our assets other than our intellectual property. We could in the future incur additional indebtedness beyond our borrowings under our 2014 Debt Facility.

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

We intend to satisfy our current and future debt service obligations with our existing cash. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt and funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our credit facility could result in an event of default and acceleration of amounts due. If an event of default occurs and the lender accelerates the amounts due under our 2014 Debt Facility, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness.

Risks Related to Product Development

We are dependent on the success of our lead product candidates, INVELTYS and KPI‑121 0.25%. If we are unable to successfully obtain marketing approvals for INVELTYS or complete our Phase 3 clinical program and obtain marketing approvals for KPI‑121 0.25%, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post‑operative treatment of inflammation and pain following ocular surgery and KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully develop and/or commercialize INVELTYS and/or KPI‑121 0.25%. Following completion of two Phase 3 clinical trials, we submitted an NDA for INVELTYS for the treatment of inflammation and pain following ocular surgery in October 2017. Our Phase 3 clinical program for KPI‑121 0.25% consists of two Phase 3 clinical trials evaluating KPI‑121 0.25%, each of which is expected to include approximately 900 dry eye patients. We expect to receive topline results from the Phase 3 clinical program by the end of 2017 and, if the result of the trials are positive, to submit an NDA to the FDA seeking approval of KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease in the first half of 2018. The timing of the availability of such topline data and the completion of our Phase 3 clinical trials for KPI‑121 0.25% is dependent, in part, on our ability to locate and enroll a sufficient number of eligible patients in our Phase 3 clinical trials on a timely basis. We cannot accurately predict when or if either of these product candidates will receive marketing approval. Our ability to generate product revenues will depend on our obtaining marketing approval for, and commercializing one or both of, INVELTYS and KPI‑121 0.25%.

The success of INVELTYS and KPI‑121 0.25% and any other product candidates will depend on many factors, including the following:

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
•

establishing sales, marketing and distribution capabilities for INVELTYS and KPI‑121 0.25% and successfully launching commercial sales of any other product candidates for which we obtain marketing approval, whether alone or in collaboration with others;

•	acceptance of INVELTYS and KPI‑121 0.25% and our other product candidates, if and when approved, by patients, the medical community and third‑party payors;
•	effectively competing with other therapies;
•	maintaining an acceptable safety profile of our products following approval;
•	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third‑party payors, including government payors, for our product candidates;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	protecting our rights in our intellectual property portfolio; and
•	not infringing on others’ intellectual property rights.

Successful development of INVELTYS or KPI‑121 0.25% for additional indications, if any, or for use in broader patient populations and our ability, if it is approved, to broaden the label for INVELTYS or KPI‑121 0.25% will depend on similar factors.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

If clinical trials of INVELTYS and KPI‑121 0.25% or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Furthermore, the failure of any product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates. For example, we previously conducted a Phase 2 clinical trial of KPI‑121 0.25% for the treatment of meibomian gland dysfunction which did not achieve its primary endpoint. The failure of this trial may have an adverse impact on the perceived safety or efficacy of KPI‑121 0.25% in treating dry eye disease or other indications or of INVELTYS. In addition, we have not conducted any Phase 2 clinical trial of INVELTYS. The lack of Phase 2 trial data may have an adverse impact on the perceived safety or efficacy of INVELTYS for the treatment of post‑operative inflammation and pain following ocular surgery or other indications, and may adversely affect our ability to obtain marketing approval for INVELTYS from the FDA or outside the United States.

We reported topline results from our second Phase 3 clinical trial evaluating INVELTYS in patients with inflammation and pain following cataract surgery in May 2017, in which INVELTYS achieved statistical significance for both of its primary efficacy endpoints and all secondary endpoints. In October 2017, we submitted an NDA for the approval of INVELTYS for the treatment of post-operative inflammation and pain following ocular surgery. Clinical trial data are subject to differing interpretations, and the FDA, medical and scientific experts and others may not share our views of the Phase 3 data. Any such differing interpretations could adversely affect our ability to demonstrate the safety and efficacy of INVELTYS to the satisfaction of the FDA or other regulatory authorities.

We expect, based on our current development plan, that the FDA will require us to demonstrate effectiveness on both of our primary endpoints in our two Phase 3 clinical trials for market approval of an indication for the temporary relief of the signs and symptoms of dry eye disease. KPI‑121 0.25% did not achieve statistical significance for the endpoint of ocular discomfort severity in our completed Phase 2 clinical trial. If KPI‑121 0.25% does not achieve statistical significance in both primary endpoints in our Phase 3 clinical trials, the FDA may require us to conduct additional clinical trials to support approval of KPI‑121 0.25% in this indication, which would significantly increase our expenses, and would delay or halt our ability to obtain marketing approval. Regulatory authorities outside the United States, in particular in the European Union, have not issued guidance on the requirements for approval of a dry eye drug. Our Phase 3 clinical trials of KPI‑121 0.25% may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our ongoing Phase 3 clinical trials of KPI‑121 0.25% pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time‑consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

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

If we are required to conduct additional clinical trials or other testing of KPI‑121 0.25% or INVELTYS or any other product candidate that we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize INVELTYS, KPI‑121 0.25% or any other product candidates that we may develop, including:

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

We may not be able to initiate or continue clinical trials for product candidates we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

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

If serious adverse or unacceptable side effects are identified during the development of INVELTYS, KPI‑121 0.25% or any other product candidates that we may develop, we may need to abandon or limit our development of such product candidates.

If INVELTYS, KPI‑121 0.25% or any other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk‑benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of INVELTYS and KPI‑121 0.25% have been eye pain, instillation site pain and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of KPI‑121 reported in any of our clinical trials to date. Increases in intraocular pressure, or IOP, and cataract formation are additional adverse effects associated with the use of corticosteroids and in our Phase 2 trial of KPI‑121 0.25%, one patient out of the 72 patients in the KPI‑121 0.25% treatment arm had elevated IOP classified as an adverse event as of day 29. We have no clinical safety data on or patient exposure to either KPI‑121 concentration for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease may later be found to cause side effects that prevent further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment. Moreover, incorrect or improper use of our product candidates (including use of KPI‑121 0.25% more frequently than is prescribed) by patients could cause increases in IOP, and may result in additional unexpected side effects or adverse events. There can be no assurance that our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption of our product candidate, if approved, at the rate we currently expect.

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

Risks Related to the Commercialization of Our Product Candidates

Even if INVELTYS, KPI‑121 0.25% or any other product candidates receives marketing approval, they may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third‑party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

If INVELTYS, KPI‑121 0.25% or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by clinicians, patients, third‑party payors and others in the medical community. Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. While the most commonly used corticosteroids are approved for four‑times‑a‑day dosing, and have submitted an NDA seeking approval of INVELTYS with twice‑a‑day dosing, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS, if and when it is approved for marketing by the FDA. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice‑a‑day or less frequent dosing.

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

If INVELTYS or KPI‑121 0.25% does not achieve an adequate level of acceptance, formulary coverage, pricing or reimbursement we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of INVELTYS, KPI‑121 0.25% or any other product candidate that we develop, if approved for commercial sale, will depend on a number of factors, including:

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

Our assessment of the potential market opportunity for INVELTYS, KPI‑121 0.25% and other product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third‑party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third‑party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of dry eye disease in particular is difficult to precisely estimate. In particular, we commissioned ClearView Healthcare Partners, a life science strategy consulting firm, to conduct a survey of 30 dry eye disease patients, which we refer to as the patient survey. As the patient survey involved a limited number of patients, the results from such survey may be less reflective of the dry eye disease population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third‑party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for INVELTYS, KPI‑121 0.25% or any other product candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing INVELTYS, KPI‑121 0.25% or any other product candidates that we may develop if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we obtained marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

We plan to build a specialty sales, marketing and distribution infrastructure to market or co‑promote INVELTYS, KPI‑121 0.25% and possibly other product candidates that we develop in the United States, if and when they are approved. In advance of receiving marketing approval for INVELTYS we have begun to build our commercial infrastructure. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of INVELTYS, KPI‑121 0.25% or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, including if we do not receive marketing approval on the timeframe we expect, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize INVELTYS, KPI‑121 0.25% or any other product candidates on our own include:

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

While we cannot be certain when, if ever, we will seek and/or receive marketing approval to commercialize any of our product candidates outside the United States, assuming positive results from our U.S. Phase 3 clinical trials of KPI‑121 0.25% for the treatment of dry eye disease, we plan to seek marketing approval and explore commercialization of KPI‑121 0.25% in certain markets outside the United States, including the EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties. Our product revenues and our profitability, if any, under any such third‑party collaboration, distribution or other marketing arrangements are likely to be lower than if we were to market, sell and distribute KPI‑121 0.25% ourselves. We may also consider seeking marketing approval outside the United States for other product candidates in the future. If we decide to seek regulatory approval for any of our product candidates outside the United States, we may need to seek additional patent approvals, seek licenses to patents held by third parties and/or face claims of infringing third‑party patent rights. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute INVELTYS, KPI‑121 0.25% or any other product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market INVELTYS, KPI‑121 0.25% or other product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing INVELTYS, KPI‑121 0.25% or any other product candidates that we may develop.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. Our product candidates will, if approved, also compete with existing branded, generic and off‑label products.

The development and commercialization of new drug products is highly competitive. We face competition with respect to INVELTYS, KPI‑121 0.25% and any other product candidates, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Given that we are developing products that utilize an FDA‑approved corticosteroid, our product candidates, if approved, may face competition from generic and branded versions of existing drugs based on corticosteroids that are administered in a different manner.

If our contracted manufacturing facilities experience production issues for any reason, we may be unable to manufacture commercial quantities of our product candidates for a substantial amount of time, which could have a material adverse effect on our business.

We will rely on third‑party contract manufacturers to manufacture commercial supplies of INVELTYS and KPI‑121 0.25%. Specifically, we will rely on Catalent Pharma Solutions, LLC, or Catalent, to manufacture and supply to us a minimum amount of INVELTYS and KPI‑121 0.25% for commercial use; Alliance Contract Pharma, LLC, or Alliance, for manufacturing bulk KPI‑121 concentrates, and Chemo Iberica SA, or Chemo Iberica, to manufacture and supply to us a bulk supply of loteprednol, or LE. We expect to rely on third parties to manufacture clinical supplies of other product candidates and commercial supplies of all of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to complete, or may be delayed in producing sufficient product candidates to meet our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third‑party relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

Even if we are able to commercialize INVELTYS, KPI‑121 0.25% or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third‑party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to commercialize INVELTYS, KPI‑121 0.25% or any other product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third‑party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.

Increasingly, third‑party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for INVELTYS, KPI‑121 0.25% or any other product that we commercialize and, even if they are available, the level of reimbursement may not be satisfactory.

Inadequate reimbursement may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize INVELTYS, KPI‑121 0.25% or any other product candidate for which we obtain marketing approval.

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

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials. We will need to further increase our insurance coverage if we commence commercialization of any of INVELTYS, KPI‑121 0.25% or any product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We relied on third‑party clinical research organizations, or CROs, in conducting our completed Phase 3 clinical trials of INVELTYS for the treatment of inflammation and pain following cataract surgery, our completed Phase 2 clinical trial of KPI‑121 0.25% in patients with dry eye disease, and our ongoing Phase 3 clinical trials of KPI‑121 0.25%. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials of any other product candidate that we develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

We contract with third parties for the manufacture of INVELTYS and KPI‑121 0.25% for commercialization and for clinical trials and commercialization of any of our other existing and any future product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of INVELTYS and KPI‑121 0.25% or any other product candidates. We will rely on Catalent to manufacture and supply to us a minimum amount of INVELTYS and KPI‑121 0.25% for commercial use; Alliance for manufacturing bulk KPI‑121 concentrates, and Chemo Iberica to manufacture and supply to us a bulk supply of LE. We expect to rely on such third‑party manufacturers to manufacture commercial supplies of all of our products and clinical supplies of any other product candidates if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of INVELTYS and KPI‑121 0.25% and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

The FDA maintains strict requirements governing the manufacturing process. When a manufacturer seeks to modify or make even seemingly minor changes to that process, the FDA may require the applicant to conduct a comparability study that evaluates the potential differences in the product resulting from the change in the manufacturing process. The FDA has issued several guidances on this point. In connection with our application for approval to market INVELTYS, KPI‑121 0.25% or other product candidates in the United States, we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.

Reliance on third‑party manufacturers entails additional risks, including:

•

INVELTYS, KPI‑121 0.25% and any other product that we develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize INVELTYS, KPI‑121 0.25% or any other product candidates for which we obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third‑party arrangements are otherwise beneficial. We also may seek third‑party collaborators for development and commercialization of other product candidates. For example, we may utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to facilitate commercialization of KPI‑121 0.25% outside the U.S. We may also consider potential collaborative partnership opportunities prior to initiating IND‑enabling studies on KPI‑285 or any other product candidates we develop through our rTKI program. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We also intend to seek pediatric exclusivity for certain of our product candidates, including INVELTYS. Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non‑patent and orphan exclusivity. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. We cannot provide any assurance that pediatric exclusivity will be obtained for any of our product candidates.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell INVELTYS, KPI‑121 0.25% and other product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is a considerable amount of intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non‑practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties. Such proceedings could also include contested post‑grant proceedings such as oppositions, inter partes review, reexamination, interference or derivation proceedings before the U.S. Patent and Trademark Office or foreign patent offices. For example, we are aware of a third‑party European patent that contains claims related to use of LE for the treatment of moderate to severe dry eye disease and the use of LE for reducing conjunctival redness associated with dry eye disease. This European patent will expire in early 2025, and is in force in Germany, the United Kingdom, Spain, Italy, and France. There is no United States counterpart patent or pending U.S. patent application. While we have obtained an opinion of European counsel that this patent is invalid, until this patent expires or a court of competent jurisdiction finally determines the patent is invalid in each country, the patent holder may be able to block our ability to develop and commercialize KPI‑121 0.25% for the treatment of dry eye disease in Europe unless we obtain a license under this patent in each country where it is in force. Such a license may not be available on commercially reasonable terms or at all. If we are unable to invalidate the patent in each country or obtain a license on commercially reasonable terms, our ability to commercialize KPI‑121 0.25% for the treatment of dry eye disease in Europe may be impaired, delayed or halted altogether.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time‑consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses. Thus, we do not know with certainty that INVELTYS, KPI‑121 0.25% or any other product candidates, or our development and commercialization thereof, do not and will not infringe or otherwise violate any third party’s intellectual property.

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

INVELTYS, KPI‑121 0.25% and certain aspects of our MPP technology are protected by patents exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

A substantial portion of our patent portfolio is in‑licensed. As such, we are a party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to INVELTYS and KPI‑121 0.25%, other product candidates and some aspects of our MPP technology. While we control patent prosecution of the licensed patent families relating to INVELTYS and KPI‑121 0.25%, for the remainder of the patent families subject to our exclusive license agreement with JHU that relate to our MPP technology, JHU retains control of patent prosecution. Our rights with respect to in‑licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated. We are likely to enter into additional license agreements to in‑license patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our product candidates could be materially harmed.

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

Our license agreement with JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS, KPI‑121 0.25% and other product candidates, imposes royalty and other financial obligations on us and other substantial performance obligations. We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of our product. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Our product candidates, including INVELTYS and KPI‑121 0.25%, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.

Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. On October 25, 2017, we announced that we submitted an NDA for FDA approval of INVELTYS. The FDA has 60 days to file the application for review. If the FDA deems the NDA to be sufficiently complete, the FDA will file the NDA.  If the FDA refuses to file the NDA, it will notify us and state the reason(s) for refusal, at which point we will need to revise and resubmit the NDA.  The NDA for INVELTYS has not yet been accepted for filing by the FDA and we have not received approval to market INVELTYS, KPI‑121 0.25% or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals and have and expect to rely on third‑party consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that INVELTYS, KPI‑121 0.25% or any other product candidate that we develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we experience delays in obtaining approval or if we fail to obtain approval of INVELTYS, KPI‑121 0.25% or any other product candidate that we develop, the commercial prospects for such product candidate may be harmed and our ability to generate revenues will be materially impaired.

If the FDA does not conclude that INVELTYS and KPI‑121 0.25% satisfy the filing and approval requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates may take longer, cost more and entail greater complications and risks than anticipated, and may not be successful.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch‑Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for INVELTYS and KPI‑121 0.25% by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval.

We intend to seek FDA approval of INVELTYS and KPI‑121 0.25% through the Section 505(b)(2) regulatory pathway and have submitted an NDA for FDA approval of INVELTYS through the Section 505(b)(2) regulatory pathway.  The FDA may refuse to file the application if it does not, on its face, contain information required under section 505(b)(2) of the act and the relevant implementing regulations.  The FDA has also indicated that it will not file a 505(b)(2) application for a product that is a duplicate of a drug that is eligible for approval as a generic drug under section 505(j) of the FDCA.  We do not believe that INVELTYS is a duplicate of a drug product that is eligible for approval as a generic drug.

If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for INVELTYS and KPI‑121 0.25%, and complications and risks associated with approval of INVELTYS and KPI‑121 0.25%, would likely substantially increase. Even if we are allowed to pursue the Section 505(b)(2) pathway to FDA approval, we cannot assure you that INVELTYS and KPI‑121 0.25% will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and to mandatory delays in approval of our NDAs for up to 30 months, depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. Thus, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval of INVELTYS or KPI‑121 0.25%.

Even if INVELTYS and KPI‑121 0.25% are approved under Section 505(b)(2), their approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post‑marketing testing and surveillance to monitor the safety or efficacy of the products.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell INVELTYS, KPI‑121 0.25% or other product candidates in the European Union and many other jurisdictions, we or our potential third‑party collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. Regulatory authorities outside the United States, in particular in the European Union, have not issued guidance on the requirements for approval of a dry eye drug. Our Phase 3 clinical trials of KPI‑121 0.25% may not be sufficient to support an application for marketing approval outside the United States.

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

Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize INVELTYS, KPI‑121 0.25% or any other product candidate for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and have been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.  In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017.  Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017.  In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill.  None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges.  At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.

A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

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

Finally, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

We are highly dependent on the research and development, clinical and business development expertise of Mark Iwicki, our President and Chief Executive Officer, Kim Brazzell, Ph.D., our Chief Medical Officer, and Hongming Chen, Sc.D., our Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of October 31, 2017, our executive officers and directors and principal stockholders in the aggregate, own shares representing approximately 68% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of KPI‑121 0.25% and any other product candidates;
•	results of clinical trials of product candidates of our competitors;
•	our success in commercializing INVELTYS and KPI‑121 0.25%;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
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

In the past, following periods of volatility in the market price of a company’s securities, securities class‑action litigation has often been instituted against that company. We also may face securities class‑action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize INVELTYS, KPI‑121 0.25% or other product candidates. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2017, we had 24,347,150 shares of common stock outstanding. Of these shares, 17,447,150 shares are currently restricted as a result of securities laws or lock‑up agreements but will become eligible to be sold at various times after January 16, 2018. Moreover, beginning on January 16, 2018, holders of an aggregate of 16,097,855 shares of our common stock will have rights, along with holders of an additional 1,503,621 shares of our common stock issuable upon exercise of outstanding warrants and options, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In July 2017, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock‑up agreements entered into in connection with our IPO.

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

For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies as described in the preceding risk factor. We may remain an emerging growth company until December 31, 2022, although if the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30 or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non‑convertible debt over a three‑year period.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the three months ended September 30, 2017, warrants to purchase common stock were exercised on a cashless basis, resulting in the net issuance of 34,290 shares of our common stock.  The issuance of shares pursuant to the warrant exercises was made in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The investor represented that it was an accredited investor and was acquiring the warrants and shares issuable upon exercise of the warrants for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the warrants for an indefinite period of time and appropriate legends were affixed to the instruments representing such warrants issued in such transactions. Such recipients either received adequate information about us or had, through their relationships with us, access to such information.

Use of Proceeds from our Public Offering of Common Stock

On July 25, 2017, we completed our IPO on Form S‑1, as amended (File No. 333-218936), which was declared effective by the SEC on July 19, 2017.

In the IPO, we issued and sold 6,900,000 shares of our common stock at an initial offering price of $15.00 per share, including 900,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.  We received net proceeds of $94.1 million after deducting underwriting discounts and commission and offering costs.

As of September 30, 2017, we had used approximately $9.5 million of the net offering proceeds, primarily to fund KPI-121 development costs association with our second Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following cataract surgery and our two Phase 3 clinical trials of KPI-121 0.25% for the treatment of dry eye disease which began in June 2016, as well as for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from the IPO of our common stock from that described in the Prospectus.

Repurchase of Shares or of Company Equity Securities

None.

Item 6.  Exhibits

Exhibit Index

10.1		Amended and Restated Letter Agreement, dated September 10, 2015, by and between the Registrant and Mark Iwicki, as amended by the First Amendment, dated September 28, 2017

EXHIBIT 31.1	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 31.2	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mark Iwicki, President and Chief Executive Officer of the Company.
EXHIBIT 32.2	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.
EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: November 7, 2017	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 7, 2017	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)