Form 10-K
period 2017-12-31
Kala Pharmaceuticals, Inc.
filed 2018-04-02
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38150

KALA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0604595
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Beaver Street, Suite 201
Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

(781) 996-5252
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐¨
		(Do not check if a smaller reporting company)	Emerging growth company ☒

f an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the NASDAQ Global Select Market on July 20, 2017. As of March 26, 2018, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $220.4 million, based on the closing price of the registrant’s common stock on March 26, 2018.

There were 24,556,094 shares of Common Stock ($0.001 par value) outstanding as of March 26, 2018.

References to Kala

Throughout this Annual Report on Form 10-K, the “Company,” “Kala”, “Kala Pharmaceuticals,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Kala Pharmaceuticals, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Kala Pharmaceuticals, Inc.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward‑looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward‑looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words.

The forward‑looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our plans to develop and commercialize INVELTYS™ (KPI‑121 1.0%), KPI‑121 0.25% and any other product candidates, if they are approved;
•	the timing of and our ability to obtain and maintain regulatory approvals for INVELTYS;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for KPI‑121 0.25% and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash on hand;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012.

We may not actually achieve the plans, intentions or expectations disclosed in our forward‑looking statements, and you should not place undue reliance on our forward‑looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward‑looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward‑looking statements that we make. Our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward‑looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward‑looking statements except as required by applicable law.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates of potential market opportunities. Industry publications and third‑party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third‑party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Part I

Item 1.    BUSINESS

Overview

We are a biopharmaceutical company focused on the development and commercialization of therapeutics using our proprietary nanoparticle‑based Mucus Penetrating Particles, or MPP, technology, with an initial focus on the treatment of eye diseases. Our MPPs are selectively‑sized nanoparticles and have proprietary coatings. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the MPP technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in two lead product candidates. These product candidates are INVELTYS™ (KPI‑121 1.0%) for the treatment of inflammation and pain following ocular surgery, for which we have submitted a new drug application, or NDA, and KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. The brand name INVELTYS has been conditionally approved by the U.S. Food and Drug Administration, or the FDA.

KPI‑121 0.25% is our product candidate for patients with dry eye disease utilizing a two‑week course of therapy. In January 2018, we announced topline results from two completed Phase 3 clinical trials, which we refer to as STRIDE 1 and STRIDE 2 (STRIDE - Short Term Relief In  Dry Eye), evaluating the safety and efficacy of KPI-121 0.25% versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the intent to treat, or ITT, population; in addition, statistical significance was also achieved in STRIDE 1 for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort. In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia, but statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity. KPI‑121 0.25% was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment‑related adverse events observed during the course of either trial, and with elevations in interocular pressure, or IOP in both trials similar to placebo. We expect to meet with the FDA in the second quarter of 2018 to discuss the results of STRIDE 1 and STRIDE 2 and potential next steps for our dry eye disease program. If approved, KPI‑121 0.25% could be the first FDA‑approved product for the temporary relief of the signs and symptoms of dry eye disease.

In December 2017, the FDA accepted for filing our NDA for the approval of INVELTYS, our topical twice‑a‑day product candidate, for the treatment of inflammation and pain following ocular surgery. The FDA has set August 24, 2018 as the Prescription Drug User Fee Act, or PDUFA, action goal date for our NDA. If approved, INVELTYS could be the first FDA‑approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post‑operative inflammation and pain. Other approved topical ocular corticosteroid products for this indication are dosed four times a day. Supporting the NDA submission are data from two completed Phase 3 clinical trials of INVELTYS in patients with inflammation and pain following cataract surgery, which is the most common type of ocular surgery in the United States. The first Phase 3 clinical trial was conducted in 2014 and was designed to evaluate INVELTYS administered twice a day and KPI‑121 0.25% administered four times a day. Statistical significance was achieved in the primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication compared to placebo and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications for both INVELTYS and KPI‑121 0.25% when compared to placebo. Both INVELTYS and KPI‑121 0.25% were well‑tolerated, with no treatment‑related serious adverse events observed during the course of the trial. In May 2017, the second, confirmatory Phase 3 clinical trial was completed, in which administration of INVELTYS two times a day achieved statistical significance compared to placebo for both primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications and all secondary endpoints. INVELTYS was well tolerated with no treatment‑related significant adverse events observed during the course of the trial.

We are evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the treatment of inflammation and pain following ocular surgery and for potential chronic treatment of dry eye disease. We also are evaluating compounds in our topically applied MPP receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases.

For INVELTYS, we are seeking FDA approval under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA, which we plan to rely on for the approval of KPI‑121 0.25% as well. We have retained worldwide commercial rights for our current product candidates. If INVELTYS and KPI‑121 0.25% receive marketing approval, we expect to commercialize both in the United States, and we have started to build a commercial infrastructure to do so, with our own focused, specialty sales force. If INVELTYS receives marketing approval, we expect our commercial organization will initially consist of approximately 75 sales and marketing personnel. If KPI-121 0.25% is approved for the short-term treatment of dry eye disease, we expect to further expand our sales force by up to an additional 100 personnel. We expect to commercialize in the United States any of our other product candidates that receive marketing approval as well. In anticipation of the potential to commercialize our product candidates in other global markets, we are evaluating a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

We own and/or exclusively license patents relating to our product candidates and MPP technology, including U.S. and foreign issued patents and pending patent applications covering KPI‑121, our rTKI program and our MPP technology, along with pending patent applications relating to ophthalmic applications of our MPP technology. The earliest expiration date of an issued U.S. patent covering our current product candidates is in 2033. The earliest expiration date of an issued U.S. patent relating to our MPP technology is in 2027.

Our Product Candidates

The following table describes the development stage of each of our current development programs:

KPI‑121 0.25% for Dry Eye Disease

Dry eye disease is a chronic, episodic, multifactorial disease affecting the tears and ocular surface that can result in tear film instability, inflammation, discomfort, visual disturbance and ocular surface damage. Dry eye disease can have a significant impact on quality of life and can potentially cause long‑term damage to the ocular surface. Due to the impact of dry eye disease on tear film dynamics, the condition can affect performance of common vision‑related activities such as reading, using a computer and driving, and can lead to complications associated with visual impairment. In addition, the vast majority of dry eye patients experience acute exacerbations of their symptoms, which are commonly referred to as flares, at various times throughout the year. These flares can be triggered by numerous factors, including exposure to allergens, pollution, wind and low humidity, intense visual concentration such as watching television and working at a computer, contact lens wear, smoking and sleep deprivation, which cause ocular surface inflammation and impact tear production and/or tear film stability.

We estimate dry eye disease affects approximately 33 million people in the United States based on an estimated dry eye disease prevalence of 14.5% described below and applied to the population of the United States over 20 years old. Based on third‑party academic research, we believe dry eye disease results in approximately $55 billion in direct and indirect costs in the United States each year, of which approximately $3.8 billion are direct medical costs. The exact prevalence of dry eye disease is unknown due to the difficulty in defining the disease and the lack of a single diagnostic test to confirm its presence. The Beaver Dam Offspring Study, a major epidemiological study published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, dry eye disease was self‑reported by 14.5% of the patients. The prevalence of dry eye disease increases with age, and we expect that the number of dry eye disease cases will increase as the U.S. population continues to age. Epidemiology and market research commissioned by us indicate that there are an estimated 16 million patients with a diagnosis of dry eye disease in the United States. We commissioned ClearView Healthcare Partners, a life science strategy consulting firm, to conduct a survey of 30 dry eye disease patients, which we refer to as the patient survey. The patient survey included a representative set of dry eye patients based on demographics and disease characteristics, such as age, sex and therapeutic history. The patients represented a broad range of dry eye disease severity. In conducting the survey, Clearview asked patients about their existing dry eye symptoms, including the typical frequency and duration of their dry eye flares, as well as their current disease management approaches, if any. Clearview also described the KPI‑121 0.25% expected product attributes and anticipated treatment regimen to gauge their level of interest in the product candidate. Although the patient survey involved a limited number of patients and thus may be less representative than a survey conducted with a larger sample size, we believe it provides useful insight into the prevalence and severity of dry eye disease. Based upon our review of the patient survey, we believe dry eye disease is a burdensome disease that has a significant impact on the quality of life of patients with dry eye disease.

The most commonly used treatments for dry eye disease in the United States are over‑the‑counter eye drops, often referred to as “artificial tears,” and two prescription pharmaceutical products, Restasis® and Xiidra®. Artificial tears are intended to supplement insufficient tear production or improve tear film instability, but do not treat the underlying inflammation in dry eye disease. Restasis increases tear production and Xiidra treats the signs and symptoms of dry eye disease, however, both Restasis and Xiidra are typically used chronically for dry eye patients who have continuous symptoms. Restasis had sales in 2017 of approximately $1.41 billion in the United States. Xiidra, which was commercially launched in the United States in August 2016, had sales in 2017 of approximately $259 million. As each of Restasis and Xiidra have a relatively long onset of action, they are not generally used for the short‑term treatment of episodic dry eye flares. We believe there is a larger proportion of dry eye patients whose symptoms are primarily episodic as opposed to chronic, and for whom a chronic therapy is not necessary. For these patients, we believe an FDA‑approved, acute, short‑term therapy can address a significant unmet need. Our review of the patient survey indicates that approximately 90% of surveyed patients reported experiencing flares, with flares on average lasting approximately 11 days and occurring approximately 9 times per year.

We are developing KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease, utilizing a two‑week course of therapy administered four times a day. We believe that KPI‑121 0.25%’s broad mechanism of action, rapid onset of relief of both signs and symptoms, favorable tolerability profile and potential to be complementary to existing therapies, will result in a favorable profile for the management of dry eye flares and other dry eye associated conditions that would benefit from temporary relief of dry eye signs and symptoms. We believe these features of KPI‑121 0.25% may be attractive to prescribing clinicians and could be a first line prescription medication choice for a substantial number of their dry eye patients. Based upon our review of the patient survey, we also believe patients with dry eye disease will be attracted to KPI‑121 0.25%’s novelty, rapid efficacy and as‑needed use.

In June 2016, we initiated two Phase 3 clinical trials, STRIDE 1 and STRIDE 2 each with enrollment of over 900 dry eye patients, comparing KPI‑121 0.25% to placebo, both administered four times a day for 14 days. We announced topline results from both trials in January 2018. Statistical significance was achieved for the primary sign and both pre-specified primary symptom endpoints in STRIDE 1. Statistical significance was achieved for the primary sign endpoint in STRIDE 2 with a trend towards a treatment effect for the primary symptom endpoint. KPI‑121 0.25% was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment‑related adverse events observed during the course of either the trial. We expect to meet with the FDA in the second quarter of 2018 to discuss the results of STRIDE 1 and STRIDE 2 and potential next steps for our dry eye disease program.

INVELTYS for Post‑Operative Inflammation and Pain

Ocular inflammation and pain are common complications following ocular surgery. According to Marketscope, a third‑party provider of market data, in 2016 there were 7.7 million ocular surgeries in the United States. Tissue damage caused by ocular surgery leads to the production of prostaglandins, lipids that aid in recovery at the site of an injury, and an increase in blood flow to the affected area, which contribute to inflammation. The standard of care for post‑operative inflammation and pain includes anti‑inflammatory drugs such as corticosteroids, which improve patient comfort and accelerate recovery through disruption of the inflammatory cascade. The current four times a day dosing regimen for corticosteroid treatment can be burdensome for patients as they are taking multiple eye drop products following surgery, and is believed to reduce patient compliance. There are no ocular corticosteroid products currently approved in the United States for dosing two times a day for the treatment of post‑operative inflammation and pain.

INVELTYS, our twice‑a‑day product candidate for the treatment of inflammation and pain following ocular surgery, has completed Phase 3 clinical trials and the FDA accepted our NDA for filing in December 2017. We believe that INVELTYS has a favorable profile for the treatment of inflammation and pain following ocular surgery, due to its twice‑a‑day dosing regimen, rapid onset of relief and tolerability profile. We believe these features of INVELTYS may be attractive to patients and prescribing clinicians.

In each of our two successfully completed Phase 3 clinical trials of INVELTYS in patients who had undergone cataract surgery, administration of INVELTYS two times a day for 14 days achieved statistical significance for both primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication and complete resolution of pain at day eight maintained through day 15 with no need for rescue medication. In each of these trials, INVELTYS was well tolerated with no increases in IOP, a common side effect of steroids, compared to placebo and with no treatment‑related significant adverse events observed during the course of either trial.

The FDA has set August 24, 2018 as the PDUFA action goal date for our NDA. Although our Phase 3 trials of INVELTYS are in patients who have undergone cataract surgery, we believe these trials support, and we have submitted our NDA for, an indication of inflammation and pain following ocular surgery. If approved, INVELTYS could be the first FDA‑approved product for the treatment of post‑operative inflammation and pain with twice daily dosing.

rTKI Program for Retinal Diseases

Commonly used therapies for retinal diseases must be injected directly into the patient’s eye, often at monthly intervals. We believe that our MPP technology has the potential to facilitate the delivery of therapeutics into tissues in the back of the eye via topical dosing, which has the potential to provide a less invasive method of administration and a competitive advantage over therapies administered by intravitreal injection.

After synthesizing and testing a number of new chemical entities, or NCEs, from our topically applied rTKI program, we are further evaluating compounds in our rTKI program that inhibit the VEGF pathway for the potential topical treatment of a number of retinal diseases, including wet age‑related macular degeneration, or Wet AMD, Diabetic

Retinopathy, or DR, Diabetic Macular Edema, or DME, and Retinal Vein Occlusion, or RVO, each of which involves either the leakage of existing blood vessels or the proliferation of poorly formed and leaky blood vessels at the back of the eye. These eye diseases can significantly reduce vision and eventually lead to blindness. VEGF is a protein that plays a critical role in the formation of new blood vessels and increased permeability, two pathological processes that contribute to the vision loss associated with certain retinal diseases. In our rTKI program, we are initially targeting Wet AMD with our lead rTKI compound, KPI‑285. KPI‑285 inhibits the VEGF pathway. In preclinical rabbit studies, topical administration of KPI‑285 achieved concentrations in tissues in the back of the eye well above the concentrations required for in vitro inhibition of 50% of the VEGF receptor kinase activity. Prior to initiating IND‑enabling studies, we may consider potential collaborative partnership opportunities to advance product candidates we develop through our rTKI program, including KPI‑285.

Other Potential Applications of our MPP Technology

While our current focus is on the application of our MPP technology in ophthalmology, we have conducted preclinical studies demonstrating the potential of our MPP technology in other therapeutic areas. Mucus limits delivery of conventionally formulated drugs to the lung, cervical/vaginal tract, gastrointestinal tract and other mucus‑protected tissues. In preclinical studies, we have demonstrated that our MPP technology can be used to increase the mucus penetration of over fifteen classes of drugs, including anti‑infective and anti‑inflammatory drugs.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of therapeutics using our proprietary MPP technology. Key elements of our strategy include:

•

Obtain regulatory approval for, and maximize the commercial potential of, INVELTYS for post‑operative inflammation and pain.  In December 2017, the FDA accepted for filing our NDA for INVELTYS and set a PDUFA date of August 24, 2018. Assuming we receive marketing approval for INVELTYS on or around August 24, 2018, we intend to commercialize INVELTYS in the United States in 2019 with our own specialty sales force that will target ophthalmologists.

•

Seek and obtain regulatory approval for, and maximize the commercial potential of, KPI‑121 0.25% for the treatment of dry eye disease.  Having received topline data from STRIDE 1 and STRIDE 2 for KPI‑121 0.25%, we expect to meet with the FDA in the second quarter of 2018 to discuss the results of these trials and potential next steps for our dry eye disease program. If approved, we intend to commercialize KPI‑121 0.25% in the United States with our own specialty sales force that will target ophthalmologists and optometrists. We also expect to explore commercialization of KPI‑121 0.25% for the treatment of dry eye in certain markets outside the United States, including the EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

•

Advance early stage pipeline development programs, and further leverage our proprietary MPP technology.  We are evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the treatment of post‑operative inflammation and pain, the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. We also are evaluating our current lead rTKI program compound, KPI‑285, a topically applied MPP small molecule for the potential treatment of a number of retinal diseases. Prior to initiating IND‑enabling studies, we may consider potential collaborative partnership opportunities to advance product candidates we develop through our rTKI program, including KPI‑285. In addition, we also are evaluating additional product opportunities with significant unmet medical needs that we believe can be addressed by our proprietary MPP technology, including diseases of the lung, cervical/vaginal tract and gastrointestinal tract.

Our MPP Technology

Opportunities in Drug Delivery across Mucosal Barriers

The body is surrounded by boundary tissues that play the important physiological role of preventing foreign bodies from penetrating into the body. The mucus that coats these tissues, the eyes, lung, cervical/vaginal tract and gastrointestinal tract, for example, serves as a protective barrier to trap and eliminate particulate matter, such as viruses, bacteria and allergens, before these agents can enter the underlying tissues and cause infections or elicit reactions. However, in playing this pivotal role of protection, mucus can also hinder medical treatments by limiting the penetration of medications to mucus‑protected tissues, thereby reducing their therapeutic effect.

Mucus also makes it difficult to treat many ophthalmic diseases. The body can rapidly eliminate drugs delivered to the eye via the tear film protecting the surface of the eye, which can significantly limit the effectiveness of these drugs. This is the case both for drugs designed to treat conditions in the front of the eye, such as dry eye disease and post‑operative inflammation and pain, as well as for drugs designed to treat conditions in the back of the eye, such as retinal diseases. We believe that our proprietary MPP technology has the potential to address this clear unmet medical need for more efficient delivery of drugs administered via topical ocular dosing.

MPP Technology

Our MPPs are selectively‑sized nanoparticles, with average diameters of approximately 330 nanometers, and have non‑covalent proprietary coatings. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We believe this enables enhanced efficacy at equal or lower doses as well as less frequent dosing for improved patient convenience and compliance.

In a preclinical study, MPPs or conventional particles in a hypotonic solution were administered intravaginally to mice. Ten minutes after administration, the vaginal tissues were dissected and stained. The image on the left below shows the distribution of the conventional particles and the image on the right below shows the distribution of the MPPs. The conventional particles aggregated in the lumenal mucus and did not reach the target tissues. In contrast, the MPPs coated the entire vaginal epithelium, including all the target surfaces.

Source: Laura M. Ensign et al., Mucus‑Penetrating Nanoparticles for Vaginal Drug Delivery Protect Against Herpes Simplex Virus, Science Translational Medicine, June 14, 2012.

While a significant portion of conventionally formulated ophthalmic drugs are rapidly eliminated via the tear film, we have shown that our MPPs are capable of achieving higher concentration on the surface of the eye, thereby enabling the active drug substance to reach cells in the underlying ocular tissue at higher levels.

The graphic below illustrates the ability of our MPP drug nanoparticles to penetrate the tear and membrane‑bound mucins to reach the ocular surface, as compared to conventional, non‑coated particles, which adhere to the mucins in the tear film and are cleared with the tears through blinking.

This graphic is included for illustrative purposes only and is not intended to provide a complete representation of the way in which our MPP drug nanoparticles interact with the ocular surface.

Our initial focus is to leverage our MPP technology to enhance delivery of drugs into the eye. In preclinical studies, KPI‑121 demonstrated favorable pharmacokinetic characteristics and increased drug penetration into ocular tissues as compared to a branded form of LE. In a preclinical study of ocular inflammation in rabbits, KPI‑121 0.5% administered four times a day, or QID, showed a larger reduction of inflammation as compared to a branded form of LE 0.5% given QID, as measured by the mean aqueous humor cell counts after intravitreal injection of lipopolysaccharide. We also administered either 0.4% KPI‑121 or 0.5% branded LE to the eyes of two groups of rabbits. As illustrated in the line graph below, the concentrations of LE in aqueous humor, a transparent gelatinous fluid that fills the anterior and posterior chambers between the lens and the cornea, of the rabbit eyes treated with KPI‑121 were more than three times higher than the rabbit eyes treated with branded LE 30 minutes after dosing, at a 20% lower concentration.

LE in Aqueous Humor

KPI-121, 0.4%
Branded LE, 0.5%
Concentration of LE (ng/mL)
25
20
15
10
5
0
0.0
0.5
1.0
1.5
2.0
2.5
3.0
Time (hours)

We administered KPI‑121 0.5%, branded LE 0.5%, or 0.5% of an LE non‑MPP nanoparticle, to the eyes of three groups of rabbits and measured the amount of LE that was delivered to the cornea. The non‑MPP nanoparticle was similar in size to our MPP nanoparticles but lacked the proprietary surface coating used in our MPP nanoparticles. As illustrated in the line graph below, concentrations of LE in the cornea of the rabbit eyes treated with KPI‑121 were more than three times higher than the concentrations in rabbits treated with branded LE between 20 and 40 minutes after dosing. In addition, the rabbit eyes treated with the non‑MPP nanoparticles had concentrations of LE similar to that in the rabbit eyes treated with branded LE and did not display the improved drug bioavailability properties observed with KPI‑121. We believe these results highlight the importance of our proprietary MPP technology and show that KPI‑121’s improved pharmacokinetic profile has the potential to reduce the dosing strength and/or frequency of administration of LE with KPI‑121 as compared to branded LE.

LE in Cornea

We also have demonstrated the potential of our MPP nanoparticles to increase the mucus penetration of over fifteen classes of drugs. While our current focus is in ophthalmology, in preclinical studies, our MPP technology has been effective in delivering drugs to the lungs, cervical/vaginal tract, gastrointestinal tract and other mucus‑protected tissues. We have the ability to vary the rate of drug release as appropriate for the targeted disease state and tissue. As a result, drugs can be delivered either in rapid release formulations or as sustained release formulations that slowly release drug over a time period that ranges from hours to days.

Eye Disease

The human eye is often segmented into two sections—the front and back of the eye. The front of the eye consists of tissues and structures responsible for the protection and maintenance of the eye (including the cornea, conjunctiva and tear film), for providing nutrition to the various tissues of the eye (aqueous humor) and for facilitating the optimal transfer and focusing of light to the retina (including the cornea, iris and lens). Front‑of‑the‑eye diseases include ocular inflammation, dry eye disease, infection, allergy and refractive disorders. Clinicians typically treat diseases that affect the front of the eye with topically applied eye drops. A major limitation of these treatments is that the eye rapidly eliminates topically applied medications via the tear film, limiting the penetration of drugs into the ocular tissue.

The back of the eye contains the retina, which is the light sensing layer of tissue, the choroid, which is a key vascular layer of the eye, the vitreous humor, which is a transparent gel that fills the vitreous chamber between the lens and the retina, and the optic nerve, which transmits visual information from the retina to the brain. Common retinal diseases include AMD, DR, DME and RVO. These diseases frequently result in damage to the vasculature of the eye, leading to poor function and/or leaking of existing vessels and often leading to proliferation of new, abnormal and leaky blood vessels in the back of the eye. These conditions can lead to retinal damage, scarring and irreversible loss of vision. The most common treatments for these diseases involve administration of biologic agents that block the VEGF pathway and prevent or retard the blood vessel leakage and/or proliferation. Unfortunately, clinicians must inject these biologic agents directly into the vitreous of the eye via frequent intravitreal injections, or IVTs, to maintain vision. Topical administration of therapeutics to treat retinal diseases has not yet been demonstrated to be effective in the management of retinal disease, most likely due to insufficient delivery of drug to the back of the eye.

Our Product Candidates

KPI‑121 Product Candidates

Both INVELTYS and KPI‑121 0.25% consist of MPP nanosuspensions of LE designed to enhance penetration through the mucus layer of the tear film to enable LE to reach the underlying ocular tissue. We believe that both of our KPI‑121 product candidates have a favorable profile for the treatment of front‑of‑the‑eye inflammatory conditions due to their broad mechanism of action, rapid onset of relief and favorable tolerability profile. LE is a corticosteroid developed specifically for the treatment of ophthalmic conditions and is designed to limit side effects, such as increases in IOP and cataract formation, that are associated with other ocular steroids. The first LE containing product was approved by the FDA in 1998.

Both of our KPI‑121 product candidates, INVELTYS and KPI‑121 0.25%, are eye drops that are topically administered as an aqueous suspension of LE. In preclinical studies, MPP nanosuspensions of LE demonstrated superior pharmacokinetic characteristics and bioavailability as compared to branded LE, with increased penetration of LE into ocular tissues. These product candidates include:

•	INVELTYS, administered two times a day, which we are developing for the treatment of post‑operative inflammation and pain following ocular surgery; and
•	KPI‑121 0.25%, administered four times a day, which we are developing for the temporary relief of the signs and symptoms of dry eye disease.

We initially filed an IND for KPI‑121 for the treatment of post‑operative inflammation and pain following ocular surgery in December 2013, and subsequently amended the IND to also include the treatment of the signs and symptoms of dry eye disease in June 2014. We submitted an NDA for INVELTYS for the treatment of inflammation and pain following ocular surgery in October 2017 under section 505(b)(2) of the FDCA. In December 2017, the FDA accepted the NDA for filing and set a PDUFA date of August 24, 2018. The section 505(b)(2) pathway provides an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations, or new uses of previously approved products, by enabling an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of the NDA. An NDA filed under section 505(b)(2) allows us to reference the FDA’s prior findings of safety and efficacy for LE to supplement the safety and efficacy data generated in our clinical trials.

KPI‑121 0.25% for Dry Eye Disease

Dry Eye Disease Overview

Dry eye disease is a chronic, episodic, multifactorial disease affecting the tears and ocular surface that can result in tear film instability, inflammation, discomfort, visual disturbance and ocular surface damage. While the precise cause of dry eye disease is not fully understood, it often involves impairment of the lacrimal unit, which consists of the lacrimal glands, ocular surface and the sensory and motor nerves that connect them, and has a significant inflammatory component. There is significant published research that suggests that inflammation plays a major role in the development of dry eye disease. Dry eye disease can have a significant impact on quality of life and can potentially cause long‑term damage to the ocular surface. Due to the impact of dry eye disease on tear film dynamics, the condition can affect performance of common vision‑related activities such as reading, using a computer and driving, and can lead to complications associated with visual impairment. Dry eye disease is commonly treated by ophthalmologists and optometrists.

A significant number of dry eye disease patients experience acute, episodic exacerbations of their symptoms, which we refer to as flares, at various times throughout the year that can cause significant discomfort and disability. As illustrated in the graphic below, these flares can be triggered by numerous factors, such as environmental stimuli related to exposure to allergens, pollution, wind and low humidity. Intense visual concentration, such as watching television or working at a computer, can also trigger flares. Other potential triggers include contact lens wear, smoking and sleep deprivation, which cause ocular surface inflammation and impact tear production and/or tear film stability.

We estimate dry eye disease affects approximately 33 million people in the United States. Based on third‑party academic research, we believe dry eye disease results in approximately $55 billion in direct and indirect costs in the United States each year, of which approximately $3.8 billion are direct medical costs. The exact prevalence of dry eye disease is unknown due to the difficulty in defining the disease and the lack of a single diagnostic test to confirm its presence. The Beaver Dam Offspring Study, a major epidemiological study published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, dry eye disease was self‑reported by 14.5% of the patients. The prevalence of dry eye disease increases with age, and we expect that the number of dry eye disease cases will increase as the U.S. population continues to age. Epidemiology and market research commissioned by us indicate that there are an estimated 16 million patients with a diagnosis of dry eye disease in the United States. The vast majority of dry eye patients experience acute exacerbations of their symptoms, which are commonly referred to as flares, at various times throughout the year.

The most commonly used treatments for dry eye disease in the United States are over‑the‑counter eye drops, often referred to as “artificial tears,” and two prescription pharmaceutical products, Restasis and Xiidra. Artificial tears are intended to supplement insufficient tear production or improve tear film instability, but do not treat the underlying inflammation in dry eye disease. Restasis increases tear production and Xiidra treats the signs and symptoms of dry eye disease, however, both Restasis and Xiidra are typically used chronically for dry eye patients who have continuous symptoms. As each of Restasis and Xiidra have a relatively long onset of action, they are not generally used for the short‑term treatment of episodic dry eye flares. We believe there is a larger proportion of dry eye patients whose symptoms are primarily episodic as opposed to chronic, and for whom a chronic therapy is not necessary and an FDA‑approved, acute, short‑term therapy can address a significant unmet need.

Limitations of Existing Treatments for Dry Eye Disease

Initial treatment for dry eye disease in the United States frequently consists of over‑the‑counter artificial tear/lubricating eye drops. Most over‑the‑counter artificial tears work by lubricating the eyes and helping to maintain moisture on the outer surface of the eye to provide temporary improvement in patient comfort. These products do not treat the underlying inflammatory components of dry eye disease.

In addition to over‑the‑counter artificial tears, Restasis and Xiidra are sometimes prescribed as a chronic therapy for the treatment of dry eye disease. We believe that less than 15% of patients diagnosed with dry eye disease in the United States use a chronic therapy to treat their disease. Restasis is a topically applied, ophthalmic formulation of the immuno‑suppressant cyclosporine. Restasis is not approved for the treatment of the signs and symptoms of dry eye disease, but rather for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with dry eye disease. In 2017, Restasis had sales of approximately $1.41 billion in the United States. Restasis frequently causes burning upon instillation, and, according to the package insert, 17% of patients in clinical trials of Restasis reported ocular burning upon instillation. Xiidra is a topically applied ophthalmic formulation of lifitegrast, a small molecule LF1a antagonist, which was approved by the FDA in July 2016 for the treatment of the signs and symptoms of dry eye disease and was commercially launched in the United States in August 2016. Xiidra had sales of approximately $259 million in 2017. Xiidra, like Restasis, is typically used chronically. Due to each of Restasis and Xiidra having a relatively long onset of action, they are not generally used for the short‑term treatment of dry eye flares.

Topically applied steroids have been shown to provide some clinical benefit to patients with dry eye disease. However, no topical steroid products are approved in the United States for the treatment of dry eye disease, and there is no widely established treatment paradigm for the safe use of steroids in treating dry eye disease. As a result, treatment of dry eye disease represents a very small percentage of total ophthalmic steroid use in the United States.

KPI‑121 0.25% Opportunity in Dry Eye Disease

We believe that KPI‑121 0.25% has a favorable profile for the management of dry eye disease flares, including the following attributes:

•	Broad mechanism of action. LE is a corticosteroid. Corticosteroids are known for their broad anti‑inflammatory properties.
•	Rapid onset of relief. In our Phase 2 and Phase 3 clinical trials, patients treated with KPI‑121 0.25% reported reductions in ocular discomfort within days of initiation of treatment.
•

Favorable tolerability profile.  LE is one of the safest topical ocular steroids available due to its unique pharmacokinetics. LE was designed to be metabolized after exerting its anti‑inflammatory action in the eye. The metabolism of LE to inactive metabolites reduces exposure of the trabecular meshwork, an area of tissue located in the anterior chamber that is responsible for draining the aqueous humor from the eye, to active steroid, thus reducing the risk of an increase in IOP relative to other steroids. In both STRIDE 1 and STRIDE 2, KPI‑121 0.25% had comparable rates of IOP to placebo. No serious adverse events were associated with KPI‑121 0.25% in either study.

•

Specifically targeting relief of episodic dry eye flares.  The mechanism of action and rapid onset of relief of KPI‑121 0.25% in dry eye disease is distinct from that of artificial tears and chronic therapies like Restasis and Xiidra. Therefore, we expect it to be used as a stand‑alone short course therapy to provide rapid relief of dry eye flares by improving ocular discomfort (a dry eye symptom) and reducing ocular redness (a dry eye sign).

•

Potentially complementary to existing therapies.  We believe that patients on chronic therapies can also experience dry eye flares and could potentially benefit from using KPI‑121 0.25% in addition to their maintenance therapy.

If we receive FDA approval of an NDA for KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease, we believe that we will have the first FDA‑approved product for this indication with demonstrated safety and efficacy and an easy‑to‑follow two‑week course dosing regimen. We believe that these attributes will make KPI‑121 0.25% attractive to prescribing clinicians for treating patients that suffer from dry eye flares.

KPI‑121 0.25% Phase 3 Clinical Development Program

In June 2016, we initiated two Phase 3 clinical trials, STRIDE 1 and STRIDE 2, comparing KPI‑121 0.25% to placebo, both administered four times a day for 14 days. These clinical trials were each multicenter, randomized, double-masked, placebo controlled, parallel-arm studies comparing KPI-121 0.25% to placebo each dosed QID for 14 days. Patients who met initial screening and inclusion/exclusion criteria underwent a two week run-in period with placebo dosed in each eye QID for 14 days. Patients who continued to meet inclusion and exclusion criteria after the run-in were randomized to either KPI-121 0.25% or placebo. A total of 918 patients were randomized in STRIDE 1 and 909 patients were randomized in STRIDE 2. Conjunctival hyperemia was measured using a 0 to 4 scale ranging from no hyperemia (score=0) to severe hyperemia (score=4). Ocular discomfort severity was graded daily by the patient over the entire course of the trial using a visual analog grading scale ranging from 0 to 100 mm (0 mm=very mild; 100 mm=very severe) recorded in a patient diary.

In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia change from baseline to day 15 in the ITT population (p<0.0001) and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the ITT population (p<0.0001). Statistical significance was also achieved for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort (p=0.0008). Statistical significance was not achieved for a second pre-specified primary sign endpoint, inferior corneal staining change from baseline to day 15 (p=0.1128). A positive treatment effect for ocular discomfort was also observed in the ITT population at day eight (p=0.0011), a key secondary endpoint.

In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia change from baseline to day 15 in the ITT population (p<0.0001). Statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the ITT population (p=0.1298), although a positive treatment effect was observed at day eight (p=0.0408), a key secondary endpoint. A trend towards a positive treatment effect was observed for ocular discomfort severity change from baseline to day 15 in the patients with more severe baseline ocular discomfort (p=0.0799), which was a key secondary endpoint in this trial.

The results for ocular hyperemia, ocular discomfort in the ITT population and ocular discomfort in patients with more severe baseline discomfort are shown below.

We have conducted additional analyses on a post-hoc basis of STRIDE 1, STRIDE 2 and our Phase 2 data to better understand our clinical results, inform our developmental plans and potentially support an NDA submission. One key analysis was evaluation of the Phase 2 ocular discomfort data using the same statistical analysis plan as used to test the primary symptom endpoints in the Phase 3 trials. Using this analysis we observe a treatment effect for ocular discomfort at day 15 of similar magnitude as was observed in STRIDE 1 (-5.27 mm difference in Phase 2 compared to -5.44 mm in STRIDE 1) and a p-value of 0.0489. In addition, we performed an analysis of the pooled data from the ITT populations from STRIDE 1 and STRIDE 2, which resulted in an observed positive treatment effect for ocular discomfort at day 15 (p< 0.0001). The pooled results in 2 exploratory analyses in subgroups defined by geographical regions of east and west achieved p-values of 0.0071 and 0.0021 respectively and north and south achieved p-values of 0.0002 and 0.0176, respectively. Further, when we analyzed the ocular discomfort data at days 9 through 14 in STRIDE 1 and STRIDE 2 using the same statistical method as day 8 and 15, we observed a positive treatment effect with p values less than 0.002 at all time points between days 8 and 15 in STRIDE 1 and p-values less than 0.05 at 6 of 8 time points in STRIDE 2. Although post-hoc analyses may be given less weight by regulatory authorities than pre-specified analyses, we believe these analyses may provide important information regarding KPI-121 0.25% and may be helpful in informing our potential NDA submission.

KPI-121 0.25% was well tolerated in both trials. The most common adverse event observed in STRIDE 1 was instillation site pain, which was observed in 6.1% of patients in both the KPI-121 0.25% treatment group and the placebo group. The only other adverse event reported by greater than 1% of patients in STRIDE 1 was eye irritation, which was reported in 1.1% of patients on KPI-121 0.25% vs. 1.5% of patients on placebo. Elevations in IOP, a known side effect with topical corticosteroid administration, were similar between the two groups in STRIDE 1 with 0.4% in the KPI-121 0.25% group experiencing an increase in IOP of 5 mm of mercury (mmHg) or greater resulting in an IOP of 21 mmHg or greater compared to 0.4% in the placebo group.

The most common adverse event observed in STRIDE 2 was instillation pain which was reported by 5.7% of patients in the KPI-121 0.25% treatment group vs. 4.4% in the placebo group. The only other adverse event reported by greater than 1% of patients was blurred vision, which was reported in 0.2% of patients on KPI-121 0.25% vs. 1.3% of patients on placebo. Elevations in IOP were similar between the two groups with 1.1% in the KPI-121 group experiencing an increase in IOP of 5 mmHg or greater resulting in an IOP of 21 mmHg or greater compared to none in the placebo group.

We expect to meet with the FDA in the second quarter of 2018 to discuss the results of STRIDE 1 and STRIDE 2 and potential next steps for our dry eye disease program, which may include conducting additional Phase 3 trials of KPI-121 0.25%.

KPI‑121 0.25% Phase 2 Clinical Trial Results

In 2014, we conducted a Phase 2 double‑masked, randomized, controlled clinical trial of KPI‑121 0.25% in 150 patients with dry eye disease at nine clinical sites. Patients were enrolled in the trial based on their magnitude of conjunctival hyperemia and ocular discomfort prior to treatment. Patients had a two week run‑in with placebo administered four times a day and were required to maintain a similar magnitude of conjunctival hyperemia and ocular discomfort following this run‑in period to be included in the randomization portion of the trial. Upon achieving the trial entry criteria after this run‑in period, patients were randomized to receive either KPI‑121 0.25% or a placebo four times a day for 28 days. Safety and efficacy assessments were made over the four week dosing period.

For our Phase 2 clinical trial, the primary sign endpoint was conjunctival hyperemia at day 29, as measured via a 0 to 4 scale ranging from no hyperemia (score=0) to severe hyperemia (score=4), and the primary symptom endpoint was ocular discomfort severity at day 29, as reported by the patient on a visual analog scale ranging from 0 to 100 mm (0 mm=very mild; 100 mm=very severe).

KPI‑121 0.25% achieved statistical significance for the primary clinical sign endpoint of conjunctival hyperemia at day 29. A positive treatment effect for hyperemia was also achieved at day 15 (p=0.0090). In addition, a higher proportion of patients treated with KPI‑121 0.25% demonstrated a reduction of one unit or greater in conjunctival hyperemia as compared to patients treated with placebo. Patients treated with KPI‑121 0.25% also showed reductions in the symptom endpoint of ocular discomfort severity at days 29 and 15 but did not reach statistical significance for this endpoint based on the analysis that was pre-defined in the statistical analysis plan.

Following completion of our Phase 3 trials, we conducted additional analysis on a post-hoc basis of our Phase 2 data using the same statistical analysis plan as used to test the primary symptom endpoints in the Phase 3 trials. Using this analysis we observe a treatment effect for ocular discomfort at day 15 of a similar magnitude as was observed in STRIDE 1 (-5.27 mm difference in Phase 2 compared to -5.44 mm in STRIDE 1) and a p value of 0.0489. Although post-hoc analyses may be given less weight by regulatory authorities than pre-specified analyses, we believe these analyses may provide important information regarding KPI-121 0.25% and may be helpful in informing our potential NDA submission.

KPI‑121 0.25% was generally well tolerated, with no treatment‑related significant adverse events observed during the course of the trial. The only treatment‑emergent adverse event reported in greater than 3% of patients was instillation site pain, which was reported in 6.9% of patients treated with KPI‑121 0.25% compared to 3.8% of patients treated with placebo. Patients in the KPI‑121 0.25% and placebo treatment arms had a similar profile with respect to mean IOP, and the number of patients with an IOP increase of greater than 5 mm Hg was similar in the two treatment groups.

INVELTYS for Post‑Operative Inflammation and Pain

Post‑Operative Inflammation and Pain Overview

Ocular inflammation and pain are common complications following cataract surgery. According to Marketscope, in 2016 there were 7.7 million ocular surgeries in the United States, including 3.9 million cataract surgeries. Marketscope also projected that there would be approximately 9.4 million ocular surgeries in the United States in 2021, including approximately 4.6 million cataract surgeries. Other commonly performed ocular surgeries include cornea and glaucoma procedures. Tissue damage caused by ocular surgery leads to the production of prostaglandins and increases in blood flow to the affected area, which contribute to inflammation. The standard of care for post‑operative inflammation and pain includes anti‑inflammatory drugs such as corticosteroids, which improve patient comfort and accelerate recovery through disruption of the inflammatory cascade. Commonly used topical ocular corticosteroid products for the treatment of post‑operative inflammation and pain are approved for dosing four times a day. This dosing regimen can be burdensome for patients as they are taking multiple eye drops following surgery, and four‑times‑a‑day dosing is believed to reduce patient compliance. There are no ocular corticosteroid products currently approved in the United States for dosing two times a day for the treatment of post‑operative inflammation and pain.

Limitations of Existing Treatments for Post‑Operative Inflammation and Pain

LE is a unique steroid that was designed to limit side effects, such as increases in IOP and cataract formation, that are associated with other ocular steroids. The first LE containing product, Lotemax®, was approved by the FDA in 1998. Subsequent gel and ointment formulations of Lotemax were approved by the FDA for the treatment of post‑operative inflammation and pain following ocular surgery. Durezol® is a topical steroid approved by the FDA for the treatment of inflammation and pain associated with ocular surgery. Durezol eye drops are dosed four times a day for two weeks followed by dose tapering based on patient response.

The most commonly used ocular steroids, including Lotemax products and Durezol, are approved for the treatment of post‑operative inflammation and pain with a four‑times‑a‑day dosing regimen. This dosing regimen can be burdensome for patients as they are taking multiple eye drops following surgery, and four‑times‑a‑day dosing may reduce patient compliance with the prescribed medication. There is currently no marketed ocular steroid product with an approved twice‑a‑day dosing regimen.

INVELTYS Opportunity in Post‑Operative Inflammation and Pain

We believe that INVELTYS has a favorable profile for the treatment of inflammation and pain following ocular surgery, including the following attributes:

•

Twice daily dosing.  In our completed Phase 3 clinical trials, patients who had undergone cataract surgery and were treated with INVELTYS demonstrated a significant increase in the resolution of inflammation and pain after seven days of dosing using a twice daily dosing regimen as compared to patients treated with placebo. Given the generally accepted view that less frequent dosing leads to higher patient compliance, we believe the ability to achieve a significant reduction in inflammation and pain following surgery with a twice‑a‑day product will be a key differentiating attribute of INVELTYS.

•

Favorable tolerability profile.  LE is one of the safest topical ocular steroids available due to its unique pharmacokinetics. LE was designed to be metabolized after exerting its anti‑inflammatory action in the eye. The metabolism of LE to inactive metabolites reduces exposure of the trabecular meshwork to the active steroid, thus reducing risk of IOP increase relative to other steroids. In our completed Phase 3 clinical trials, INVELTYS had a tolerability profile comparable to placebo, with no treatment‑related serious adverse events observed during the course of either Phase 3 trial.

INVELTYS Phase 3 Clinical Development Program

In 2014, we conducted our first Phase 3 multi‑center, randomized, double‑masked, placebo‑controlled, parallel‑group trial designed to evaluate two dosing regimens of KPI‑121 ophthalmic suspension versus placebo in 380 patients following cataract surgery. Patients who had a threshold degree of ocular inflammation on the day after surgery were randomized to receive either INVELTYS administered twice a day, or BID, KPI‑121 0.25% administered QID or placebos administered with the same frequency, in each case for two weeks. The primary endpoints for each of the treatment arms were:

•

the proportion of patients with complete resolution (grade=0) of anterior chamber cells, which is an objective measure of intraocular inflammation, at post‑operative day eight and maintained through the end of the trial with no need for rescue medication; and

•	the proportion of patients with complete resolution of pain (grade=0) at post‑operative day eight and maintained through the end of the trial with no need for rescue medication.

At day eight, statistical significance in the primary endpoint of complete resolution of inflammation with no need for rescue medications was achieved with both INVELTYS (p=0.0024) and KPI‑121 0.25% (p<0.0001). Statistical significance in the primary endpoint of complete resolution of ocular pain by day eight with no need for rescue medications was also achieved for INVELTYS (p=0.0019) and KPI‑121 0.25% (p=0.0003). We determined statistical significance based on a widely used, conventional statistical method that establishes the p‑value of clinical results. The p‑value is a measure of compatibility between the observed outcomes and the hypothesis that there is no treatment effect attributable to the product candidate; the p‑value represents the likelihood that the observed outcome occurred by chance alone. Typically, a p‑value of 0.05 or less represents statistical significance. The bar graph on the left below shows the percentage of patients in the KPI‑121 0.25% and placebo treatment arms who had complete resolution of inflammation and complete resolution of pain at day eight of treatment, and the bar graph on the right below shows the percentage of patients in the INVELTYS and placebo treatment arms who had complete resolution of inflammation and complete resolution of pain at day eight of treatment.

Both INVELTYS and KPI‑121 0.25% were well‑tolerated in this trial, with no treatment‑related serious adverse events observed during the course of the trial. Six and four tenths percent (6.4%) of patients in the INVELTYS treatment arm and 10.1% of patients in the KPI‑121 0.25% treatment arm reported ocular adverse events, compared to 15.9% of patients in the placebo arm. The most common ocular adverse events were reported by no more than 1.6% of patients in the INVELTYS treatment arm, 2.3% of patients in the KPI‑121 0.25% treatment arm, and 4.0% of patients in the placebo arm. Patients in the INVELTYS and placebo treatment arms had a similar profile with respect to mean IOP on each of days four, eight, 15 and 18 of the trial. Furthermore, no more than 1.5% of patients at each testing point in each of the KPI‑121 and placebo arms experienced increases in IOP of greater than 5 mm Hg resulting in total IOP greater than 20 mm Hg, each as compared to baseline (measured prior to onset of treatment) on days four, eight, 15 and 18 of the trial.

In June 2016, we initiated enrollment in a 520 patient confirmatory double‑masked, randomized, controlled Phase 3 clinical trial of INVELTYS to evaluate the safety and efficacy of INVELTYS in subjects with inflammation and pain following cataract surgery. The Phase 3 clinical trial was designed to compare INVELTYS administered twice a day for 14 days to placebo.

In this trial, patients who had a threshold degree of ocular inflammation on the day after surgery were randomized in an approximate 1:1 ratio to receive either INVELTYS ophthalmic suspension or placebo, in each case dosed twice a day for 14 days.

The primary endpoints in the trial are the same as those in the initial Phase 3 trial:

•

the proportion of patients with complete resolution (grade=0) of inflammation as measured by anterior chamber cells at post‑operative day eight and maintained through day 15 with no need for rescue medication; and

•	the proportion of patients with complete resolution of pain (grade=0) at post‑operative day eight and maintained through the day 15 with no need for rescue medication.

In May 2017 we announced topline results from this trial. In this second trial, statistical significance was achieved in the primary efficacy endpoint of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medications for INVELTYS (p=0.01) compared to placebo. Statistical significance was also achieved in the primary efficacy endpoint of complete resolution of pain at day eight maintained through day 15 with no need for rescue medications for INVELTYS (p<0.0001) compared to placebo. The bar graph below shows the percentage of patients in the INVELTYS and placebo treatment arms who had complete resolution of inflammation and complete resolution of pain at day eight of treatment.

INVELTYS also achieved statistical significance in each of the secondary endpoints of: complete resolution of pain at day four with no need for rescue medications (p<0.0001); complete resolution of anterior chamber flare at day four with no need for rescue medications (p<0.0001); and change from baseline in mean anterior cell count at day four (p=0.0078).

INVELTYS was well‑tolerated in this trial, with no treatment‑related serious adverse events observed during the course of the trial. Six and nine tenths percent (6.9%) of patients in the INVELTYS treatment arm reported ocular adverse events compared to 10.4% of patients in the placebo arm. The most common ocular adverse events were reported by no more than 1.1% of patients in the INVELTYS treatment arm and 2.3% of patients in the placebo arm. Patients in the INVELTYS and placebo treatment arms had a similar profile with respect to mean IOP on each of days four, eight, 15 and 18 of the trial. Furthermore, no more than 1% of patients at each testing point in each of the KPI‑121 and placebo arms experienced increases in IOP of greater than 5 mm Hg resulting in total IOP greater than 20 mm Hg, each as compared to baseline (measured prior to onset of treatment) and on days four, eight, 15 and 18 of the trial.

In December 2017, the FDA accepted for filing our NDA for the approval of INVELTYS for the treatment of post-operative inflammation and pain following ocular surgery. The FDA has set August 24, 2018 as the PDFUA action goal date for our NDA.

Other Preclinical Opportunities for Post‑Operative Inflammation and Pain and Dry Eye Disease

Building on the results of our clinical trials for our INVELTYS and KPI‑121 0.25% product candidates, we are evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the treatment of inflammation and pain following ocular surgery, for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease.

rTKI Program

Retinal Disease

There are a range of retinal diseases and conditions that adversely affect vision.

Age‑Related Macular Degeneration (AMD)

AMD is a degeneration of the macula of the retina that leads to impairment and loss of central vision. There are two categories of AMD: “Dry” AMD, which involves slow deterioration of the retina with submacular drusen, atrophy, loss of macular function and central vision impairment; and “Wet” AMD, which involves growth of abnormal blood vessels under the retina and macula, resulting in edema, tissue damage and rapid loss of central vision. If untreated, neovascularization in Wet AMD patients typically results in significant vision loss and the formation of a scar under the macular region of the retina. Most cases begin as Dry AMD, which can progress to Wet AMD. Wet AMD is a leading cause of blindness in people over the age of 55 in the United States and the European Union. The incidence of Wet AMD increases substantially with age, and we expect that the number of cases of Wet AMD will increase with growth of the elderly population in the United States.

The current standard of care for Wet AMD is intravitreal injection of drugs that target VEGF, one of the key proteins involved in neovascularization.

Diabetic Retinopathy (DR) and Diabetic Macular Edema (DME)

DR is an ocular complication of diabetes involving changes of retinal blood vessels that lead to significant visual impairment. These changes include dysfunction of retinal vasculature (nonproliferative retinopathy), with vascular occlusion and increased permeability, leading to retinal hypoxia and DME. The disease can further progress to proliferative retinopathy with retinal neovascularization, hemorrhage and retinal detachment.

Among an estimated 19.8 million adults in the United States aged forty years and older known to have diabetes, the prevalence rate for DME is 3.8%, or approximately 746,000 people. DME is the leading cause of visual impairment and blindness in Americans between 20 and 74 years old.

Retinal Vein Occlusion (RVO)

RVO is a blockage of the small veins that carry blood away from the retina. The disease can cause sudden blurring or vision loss in all or part of one eye. RVO has been estimated to affect 16 million people worldwide.

Limitations of Existing Treatments for Retinal Disease

VEGF is a protein that plays a critical role in the formation of new blood vessels and increased permeability, two pathological processes that contribute to the vision loss associated with certain retinal diseases. Several VEGF tyrosine kinase inhibitors have been investigated in AMD patients in clinical trials. These inhibitors have been administered in a variety of ways, including intravitreal injection, oral administration and topical dosing. To date, no VEGF tyrosine kinase inhibitors have been approved in the United States for the treatment of ocular diseases. We believe that there is a substantial market opportunity for a safe and effective topically applied VEGF tyrosine kinase inhibitors to treat various retinal diseases, such as AMD, DR, DME, RVO and related neovascular diseases.

The most common treatments for retinal diseases involve administration of biologic agents that block the VEGF pathway and prevent or retard the blood vessel leakage and/or proliferation. Unfortunately, clinicians must inject these biologic agents directly into the eye via frequent IVTs to maintain vision. Sales of the two leading IVT biologic agents used to treat eye diseases associated with abnormal blood vessel proliferation, Genentech’s Lucentis® and Regeneron’s Eylea®, were $1.4 billion and $3.3 billion, respectively, in the in the United States in 2016. Topical administration of therapeutics to treat retinal diseases has not yet been demonstrated to be effective in the management of retinal disease, most likely due to insufficient delivery of drug to the back of the eye.

rTKI Program for the Potential Treatment of Wet AMD, DR, DME and RVO

Through our rTKI program we generate small molecule new chemical entities, or NCEs, that are designed to be potent VEGF receptor kinase inhibitors. KPI‑285, our current rTKI lead compound, is engineered with our MPP technology to facilitate its penetration into tissues in the back of the eye following topical dosing. In preclinical rabbit studies, KPI‑285 demonstrated a potency of less than one nanomolar against the VEGF receptor‑2 kinase and good selectivity against particular growth factor receptor kinases, cell cycle kinases and other detrimental receptors. KPI‑285 is designed to be administered topically as an eye drop.

In preclinical rabbit studies, topical administration of KPI‑285 achieved concentrations in tissues in the back of the eye well above the concentrations required for in vitro inhibition of 50% of the VEGF receptor kinase activity. In addition, in a rabbit model of VEGF induced vascular leakage, topically applied KPI‑285 MPP reduced leakage to an extent similar to that achieved with an IVT injection of Genentech’s Avastin®, a recombinant human monoclonal antibody that binds to VEGF. In this model, vascular leakage of fluorescein was induced by IVT injections of VEGF. The extent of fluorescein leakage observed in various treatment groups was scored in a blinded fashion on a scale from 0 to 4, with 0 being no leakage and 4 being heavy leakage. As shown in the photographs below, the magnitude of the effect achieved with topical administration of KPI‑285 5.0% was similar to that observed with IVT injection of Avastin.

Vehicle Treated
Day 1-6 topical every 4 hrs
Score = 4

Avastin (IVT) Treated
IVT Day 1
Score = 0

5.0% KPI-285 MPP
Day 1-6 topical QID
Score = 0

We believe that an effective topical therapy for patients with retinal diseases such as AMD, DR, DME and RVO will be a significant advancement in the treatment of these diseases and could increase patient compliance and reduce treatment burden in patients suffering from these sight threatening diseases. Prior to initiating IND‑enabling studies, we may consider potential collaborative partnership opportunities to advance our product candidates we develop through our rTKI program, including KPI‑285.

Potential Applications in Other Diseases

Mucus limits delivery of conventionally formulated drugs to mucosal tissues such as the lung, cervical/vaginal and gastrointestinal tract. While our current focus is in ophthalmology, our MPP technology has been effective in preclinical studies in enhancing drug delivery to these other tissues. We also have demonstrated in preclinical studies that MPP technology can be used to increase mucus penetration of over fifteen classes of drugs.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Our competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic drug companies. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of KPI‑121 0.25%, INVELTYS and other product candidates, if approved, are likely to be the product candidate’s efficacy, safety, method of administration, convenience, price, the level of generic competition and the availability of insurance coverage and reimbursement from government and other third‑party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third‑party payors seek to encourage the use of generic products.

Competition in Inflammation and Pain Following Ocular Surgery

Following ocular surgery, topical steroids are commonly prescribed to manage and prevent complications from post‑operative inflammation.

Currently marketed topical steroids are the main competition to INVELTYS for the treatment of inflammation and pain following ocular surgery. The current market leaders in the United States based on revenue are Lotemax products and Durezol. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, there are various formulations of steroids that are produced by compounding pharmacies and are injected into the eye following ocular surgery.

There are a number of product candidates in preclinical research and clinical development by third parties in the United States for the treatment of inflammation and pain following ocular surgery, including the following: Valeant Pharmaceuticals International, Inc. is developing an LE gel, which is formulated for topical delivery and is currently in Phase 3 clinical development; Ocular Therapeutix is developing Dextenza™, a punctal plug that is currently in Phase 3 clinical development and has filed an NDA for the treatment of ocular pain following ophthalmic surgery; and Icon Bioscience, Inc. has filed an NDA for IBI‑10090, which is formulated as a drug delivery system, or DDS, to be injected into the eye following cataract surgery for the treatment of inflammation.

There also are other product candidates for treatment of pain and inflammation following ocular surgery in the United States that are in earlier stage development.

Competition in Dry Eye Disease

The current disease management approaches for dry eye disease in the United States include the following: over‑the‑counter artificial tear eye drops, which are used on an intermittent or chronic basis to provide short‑term symptomatic relief of dryness and irritation; off‑label prescription drugs, including topical steroid drops and/or other similar products, which are prescribed on occasion for treatment of dry eye disease; on‑label prescription drugs, including Restasis and Xiidra, which are the only prescription pharmaceutical products that are approved in the United States for use in patients with dry eye disease. Restasis is approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation and Xiidra is approved for treatment of the signs and symptoms of dry eye disease. Both are typically used chronically as part of the dry eye management regimen, which also includes artificial tears and other palliative therapies, such as hot compresses for the eye and lid hygiene management, and devices, such as punctal plugs that are inserted into the tear ducts to inhibit tear drainage, resulting in more moisture on the surface of the eye. Further, recent successful court challenges to certain patents covering Restasis could cause generic versions of Restasis to become earlier than was previously expected at lower costs.

We are developing KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease, which may include the management of dry eye disease flares. Any product that is developed for the temporary treatment of the signs and symptoms of dry eye disease could directly compete with KPI‑121 0.25%.

There are several product candidates in preclinical research and clinical development by third parties in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs and symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for KPI‑121 0.25%.

Based on publicly available information, we have identified, among others, various product candidates in clinical development for the chronic treatment of dry eye disease in the United States. In April 2017, Allergan received marketing authorization from the FDA for the TrueTear Intranasal Tear Neurostimulator. Mimetogen has a small molecule topical TrkA agonist formulation, MIM‑D3, which is currently in Phase 3 clinical development. Sun Pharmaceuticals has a topical cyclosporine formulation, Seciera™, that has completed a Phase 3 trial. ReGenTree has a topical thymosin Beta 4 formulation, TGN‑259, that is currently in Phase 3 trials. Ocugen recently reported positive Phase 2 results for their combination of brimondine tartrate and loteprednol Etabonate. There also are other product candidates for the treatment of dry eye disease in the United States in earlier stage development. We are not aware of any product candidate in Phase 3 clinical development in the United States for the short‑term treatment of dry eye disease.

Competition in Retinal Disease

Several therapies have been developed to block the effects of VEGF by binding to and sequestering the protein. These include Regeneron Pharmaceuticals, Inc.’s Eylea, and Genentech, Inc.’s Lucentis and Avastin. Avastin is approved as an anti‑cancer agent, but is widely used off‑label in ophthalmic diseases. All of these therapies are administered by intravitreal injections and must be regularly dosed for optimal efficacy.

In addition to IVTs, there also are two marketed DDS that are used to treat retinal diseases: Ozurdex®, which releases dexamethasone, a corticosteroid, and is marketed by Allergan, and Iluvien®, which releases fluocinolone acetonide and is marketed by Alimera Sciences.

There are a number of preclinical research and clinical development programs being conducted by third parties to develop treatments for retinal diseases, including programs utilizing topically applied small molecules. We expect that product candidates currently in clinical development, or that could enter clinical development in the near future, may represent significant competition if approved. These product candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies.

Sales and Marketing

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. We have retained worldwide commercial rights for our product candidates. If our product candidates receive marketing approval, we plan to commercialize them in the United States with our own focused, specialty sales force. We have begun to establish our commercial infrastructure, but do not expect to establish a complete sales force until a product candidate receives marketing approval. If INVELTYS receives marketing approval, we believe our commercial organization will initially consist of approximately 75 sales and marketing personnel. If KPI-121 0.25% is approved for the short-term treatment of dry eye disease, we expect to further expand our sales force by up to an additional 100 personnel. We would expect to conduct most of the buildout of this organization following NDA approval of the applicable product candidates. We expect to explore commercialization of KPI‑121 0.25% and potentially other product candidates in certain markets outside the United States, including the EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Manufacturing

We utilize our substantial in‑house expertise and know‑how to develop and scale up our manufacturing processes before these processes are transferred to third‑party contract manufacturers, and to understand and establish controls of critical process parameters. We also have personnel with deep product development experience who actively manage the third‑party contract manufacturers producing KPI‑121 and other products that we may develop in the future.

Our KPI‑121 drug product is currently manufactured at qualified contract manufacturing facilities in compliance with current good manufacturing practice, or cGMP, regulations. We expect that the same facilities will be used to manufacture commercial lots of both dosage strengths of KPI‑121. Preparation of the concentrated milled suspension is performed by a third party using a manufacturing process developed by us. The milled suspension is sterilized by gamma radiation at a separate third‑party facility. The sterilized milled suspension is then diluted to the final drug product concentrations and filled into multi‑dose ophthalmic dropper bottles at a third‑party manufacturer. Our third‑party manufacturers are subject to FDA inspections from time to time.

We have supply agreements in place with these contract manufacturers to support KPI‑121 clinical and registration manufacturing, release testing, registration stability, and clinical labeling and packaging. We also have entered into long term commercial supply agreements with these contract manufacturers to supply KPI‑121 in the event that we are granted marketing approval in the United States.

Catalent Commercial Supply Agreement.  In June 2016, we entered into a Commercial Supply Agreement, or the Catalent Agreement, which we amended in February 2018, with Catalent Pharma Solutions, LLC, or Catalent, pursuant to which Catalent has agreed to manufacture and supply to us, and we have agreed to purchase from Catalent, a minimum amount of INVELTYS and KPI‑121 0.25% for commercial use. The commercial supply agreement has an initial term of eight years from the date either of INVELTYS or KPI‑121 0.25% has been approved for commercial sale in the United States or European Union and Catalent has been approved as a manufacturer of such approved product, and which is subject to three‑year automatic renewal periods, absent termination by either party in accordance with the terms of the commercial supply agreement. The Catalent Agreement provides for pricing for INVELTYS and KPI‑121 0.25% structured on a tiered basis, with the price reduced as the volume of each product ordered increases. We also have annual minimum purchase requirements for each of INVELTYS and KPI‑121 0.25%. Under the minimum unit purchase requirements, if both INVELTYS and KPI‑121 0.25% are approved for commercial sale, our minimum payment obligation in the first 12‑month period would be approximately $1.5 million, subject to specified annual increases. We will also pay certain fees in connection with validation and stability test services and commercialization ramp‑up following regulatory approval of the applicable NDA. We may cancel any purchase order under the Catalent Agreement at any time, subject to our minimum purchase obligation for each 12‑month period. Each party has the right to terminate the commercial supply agreement for customary reasons such as material breach and bankruptcy. The Catalent Agreement contains provisions relating to compliance by Catalent with current Good Manufacturing Practices, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Alliance Commercial Supply Agreement.  In October 2017, we entered into an Amended and Restated Master Services Agreement, or the Alliance Agreement, with Alliance Contract Pharma, LLC, or Alliance, pursuant to which Alliance has agree to provide to us, and we have agreed to purchase from Alliance, bulk KPI‑121 concentrates. The Alliance Agreement provides for pricing for KPI‑121 concentrates structured on a tiered basis, with the price reduced as the volume of product ordered increases. Under the Alliance Agreement, we will provide a forecast of orders for the quantities of bulk KPI‑121 concentrates we believe we will require, and forecasted quantities will become binding at a certain point before the firm delivery date set forth in the forecast. Unless earlier terminated pursuant to its terms, the Alliance Agreement has an initial term of ten years, after which it continues until terminated. Each party has the right to terminate the Alliance Agreement for customary reasons such as material breach and bankruptcy. In addition, we have the right to terminate the Alliance Agreement at any time for any or no reason upon sufficient advance notice, in which case we would owe payment to Alliance for any firm orders and certain raw materials. The Alliance Agreement contains provisions relating to compliance by Alliance with current Good Manufacturing Practices, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Chemo Iberica Manufacturing and Supply Agreement.  In January 2017, we entered into a Manufacturing and Supply Agreement, or the Chemo Agreement, with Chemo Iberica SA, or Chemo, pursuant to which Chemo has agreed to manufacture and supply to us, and we have agreed to purchase from Chemo, bulk supply of loteprednol, with pricing structured on a per‑kilogram basis. Under the Chemo Agreement, we will provide a forecast of orders for the quantities of loteprednol we believe we will require, and we commit to purchasing 75% of the forecasted quantities. We can alter portions of a forecast at any time, except that, without Chemo’s consent, we cannot alter a portion of the forecast less than ninety days before the period to which such portion pertains. Unless earlier terminated pursuant to its terms, the Chemo Agreement has an initial term of seven years, after which it renews in two year increments unless either party gives notice of non‑renewal at least one year in advance. Each party has the right to terminate the Chemo Agreement for customary reasons such as material breach and bankruptcy. The Chemo Agreement contains provisions relating to compliance by Chemo with current Good Manufacturing Practices, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Intellectual Property

Our success depends significantly on our ability to obtain and maintain proprietary protection for our product candidates, technology and know‑how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets, know‑how, continuing technological innovation and in‑licensing opportunities to develop and maintain our proprietary position.

As of February 28, 2018, we owned 16 U.S. issued patents and 14 U.S. patent applications, as well as 13 foreign issued patents and 88 foreign patent applications (including Patent Cooperation Treaty, or PCT, applications). We exclusively licensed a total of 15 U.S. issued patents and 18 U.S. patent applications, as well as 20 foreign issued patents and 77 foreign patent applications including original filings, continuations and divisional applications. Our patent portfolio includes the following patents and patent applications that we own or exclusively license:

•

two U.S. issued composition‑of‑matter patents and two U.S. issued method patents covering KPI‑121, and one U.S. patent application, in‑licensed from The Johns Hopkins University, or JHU, which are expected to expire in 2033, and six related patent applications jointly owned by us and JHU filed in Australia, Canada, the European Patent Office, Japan, Hong Kong and South Korea, which, if granted, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2033;

•

one issued U.S. composition‑of‑matter patent and one patent application in‑licensed from JHU, covering INVELTYS and KPI‑121 0.25%, and one related issued foreign patent and eight related patent applications owned by us filed in Australia, Canada, China, the European Patent Office, Hong Kong, India, Japan and Mexico, which, if granted, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2033;

•

a U.S. patent application in‑licensed from JHU, and one issued foreign patent and 14 related patent applications owned by us filed in Australia, Brazil, Canada, Chile, China, the European Patent Office, Hong Kong, Japan, South Korea, Mexico, New Zealand, and Thailand relating to ophthalmic applications of our MPP technology, which, if granted, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2033;

•

14 owned U.S. issued composition‑of‑matter patents covering rTKI compounds, including KPI‑285, six issued foreign patents, and 55 pending patent applications filed in the United States, Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, India, Japan, South Korea, Mexico, PCT, and New Zealand, which, if granted, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, the earliest of which are expected to expire in 2034;

•

two U.S. issued patents, exclusively sub‑licensed from GrayBug Vision, Inc., covering methods for treating an eye disease or disorder by injecting or instilling a drug delivery system, which are expected to expire in 2031, a related granted Canadian patent, and related patent applications filed in the United States, and the European Patent Office, which, if granted, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2031; and

•

a composition‑of‑matter U.S. issued patent, exclusively in‑licensed from JHU, related to our MPP technology, which is expected to expire in 2028, and two related patent applications filed in the United States and the European Patent Office, which, if granted, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2025.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non‑provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch‑Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review while the patent is in force. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We cannot provide any assurance that any patent term extension with respect to any U.S. patent will be obtained and, if obtained, the duration of such extension.

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, if permitted under the applicable laws, regulations, and rules and depending upon the length of the clinical trials for each drug and other factors. The expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us. However, we cannot provide any assurances that any such patent term extension of any patent will be obtained and, if obtained, the duration of such extension.

Trade Secrets

In addition to patents, we may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

License Agreements

The Johns Hopkins University

In November 2009, we entered into an exclusive license agreement with The Johns Hopkins University, or JHU, which was amended in November 2012, May 2014, and August 2014 and amended in part by the JHU settlement agreement described below. We refer to the amended license agreement with JHU as the JHU license agreement. Pursuant to the JHU license agreement, JHU granted us an exclusive, worldwide, sublicensable license under specified patent rights covering various aspects of MPP technology, to research, develop, make, use and sell products and provide services in any field. JHU also granted us a non‑exclusive license to use specified know‑how with limits on JHU’s right to license the know‑how to other commercial entities.

Financial Terms

In connection with the JHU license agreement, we paid JHU an upfront license fee in the low tens of thousands of dollars and issued to JHU a low single digit percentage of our common stock. We also reimbursed JHU for the prosecution and maintenance costs incurred by JHU for the licensed patent rights prior to our entering into the JHU license agreement, and we are responsible for all of the ongoing costs relating to the prosecution and maintenance of the JHU patent rights licensed to us. We paid JHU fees in the low tens of thousands of dollars upon entering into certain of the amendments to the JHU license agreement. As of December 31, 2017, we also have paid JHU an aggregate of approximately $299,000 in minimum annual royalty fees and development milestones and are obligated to pay fees upon achievement of additional specified development milestones and achievement of specified commercial milestones under the license agreement.

In connection with the JHU license agreement and the JHU settlement agreement described below, we are obligated to make certain future payments to JHU. In the fourth quarter of 2017, we paid JHU a minimum annual royalty fee of approximately $38,000, and we are obligated to pay JHU annual minimum royalties that will not exceed approximately $113,000 per year in the future. In addition, we must pay JHU a tiered royalty rate in the low single‑digits on annual sales by us or our affiliates of products or services covered by a valid issued claim, or certain pending claims, of a licensed JHU patent right in the country of sale, from which we may, under specified circumstances, offset portions of amounts we must pay as royalties on other patent rights in order to commercialize a licensed product or licensed service up to a maximum reduction of a mid‑double digit percentage. We must also pay a percentage, in the high single digits, of certain consideration we or our affiliates receive from sublicensing rights under the licensed JHU intellectual property, subject to specified offsets and deductions. We may offset against each minimum annual payment the royalties and sublicense income that we pay to JHU in the preceding twelve‑month period. We also are obligated to pay to JHU certain milestone payments, which will not exceed approximately $1.9 million in the aggregate, if certain development and commercial events are achieved. The JHU patent rights sublicensed to us by GrayBug under the JHU settlement agreement described below are considered in the same way as the JHU patent rights directly licensed to us by JHU for purposes of determining these payments.

Diligence Obligations

We are required to use commercially reasonable efforts to develop and introduce the licensed products and licensed services to the market, including developing licensed products suitable for different indications, consistent with sound and reasonable business practice and judgment, and, after introducing a licensed product or licensed service into the market, we must endeavor to keep licensed products and licensed services reasonably available to the public consistent with sound and reasonable business practice and judgment.

Term and Termination

The JHU license agreement will expire on a country‑by‑country basis upon the expiration of the last to expire licensed patent in such country or, if no licensed patent issues in such country, then in November 2029. Either we or JHU may terminate the JHU license agreement for the other party’s breach that is not cured within specified time periods or if the other party is subject to certain bankruptcy protections. In addition, we may terminate the JHU license agreement, for any reason, upon 90 days’ prior written notice to JHU.

Assignment and Exclusive License

In April of 2017 we assigned to JHU certain Kala‑owned patent applications and our interest in certain patents and patent applications formerly co‑owned by JHU and Kala, unifying ownership of the assigned patent rights in JHU’s name. As part of the assignment of these patent rights to JHU, Kala was granted an exclusive, non‑royalty bearing, sub‑licensable license from JHU under all of the patent rights Kala assigned in this transaction, which will expire upon the expiration of the last to expire licensed patent under the new license. No fees were paid to JHU for this exclusive license.

GrayBug Vision, Inc. and The Johns Hopkins University

A dispute arose between us, JHU, and GrayBug Vision, Inc. (formerly known as GrayBug, LLC and GrayBug, Inc.), or GrayBug, over rights licensed to us and GrayBug under certain patent rights owned by JHU. In October 2014, we, GrayBug, and JHU resolved this matter by entering into a Settlement and License Agreement, which was amended in January 2015, which we refer to as the JHU settlement agreement.

Under the JHU settlement agreement, GrayBug granted us, under specified patent rights that are exclusively licensed to GrayBug by JHU in all fields, an exclusive, worldwide royalty‑free sublicense in the field of use of a particle with specified characteristics for delivery of a biologically active material through mucus, mucin, or a mucosal barrier where such delivery does not involve administration via injection to the eye, which we refer to as the Kala sublicense field. In December 2017, GrayBug terminated its exclusive license from JHU as to one patent family among these patent rights. Pursuant to the JHU settlement agreement, these patent rights are now automatically directly licensed to us under the terms of the JHU license agreement, and we are now responsible for all future patent prosecution costs for these patent rights. In turn, pursuant to the JHU settlement agreement we granted GrayBug, under specified patent rights that are exclusively licensed to us by JHU in all fields an exclusive, worldwide royalty‑free sublicense in the field of use of a particle with specified characteristics for delivery of a biologically active material to the eye via injection, excluding any particle comprising or consisting of loteprednol etabonate, which we refer to as the GrayBug sublicense field. In addition, JHU granted us, under the terms of the JHU license agreement, an exclusive, sublicensable, worldwide license under certain additional specified patent rights relating to further aspects of MPP technology in the Kala sublicense field. JHU also granted to GrayBug a similar license under these same patent rights in the GrayBug sublicense field. In January 2017, GrayBug terminated its license under all but one patent family in these patent rights, and in July 2017, GrayBug terminated its license under the remaining patent family. As a result, for those patent rights terminated by GrayBug, we are now licensed in both the Kala sublicense field and the GrayBug sublicense field. JHU also granted us certain rights to obtain a non‑exclusive license to certain additional patent rights and, if we obtain such a license, we would have the exclusive right to negotiate for a specified time period an exclusive license under such patent rights in the Kala sublicense field. Under the JHU settlement agreement, we agreed not to exercise our rights under the JHU patent rights licensed or sublicensed to us to use a particular active ingredient. Each party to the JHU settlement agreement may sublicense the rights granted to it pursuant to the JHU settlement agreement, subject to notice requirements and the requirement that any such sublicense must involve some aspect of collaboration, joint research, development, manufacture, partnership or the like. In any event, sublicenses beyond a specified number of tiers are not permitted without the original licensing party’s written consent.

We, GrayBug and JHU each released the others, and certain persons affiliated with them, from any claims and losses known to the releasing party as of the effective date of the JHU settlement agreement in connection with the dispute that led to the JHU settlement agreement.

Financial Terms

The JHU settlement agreement also amended certain of our financial obligations under the JHU license agreement, which we have reflected in the description above. Neither we nor GrayBug owe the other any royalties, milestone payments or other payments with respect to the sublicenses and other rights granted to each other. In addition,

JHU agreed that we are not responsible for paying to JHU any sublicense fees or other payments due under our JHU license agreement that may otherwise have arisen as a result of our granting GrayBug the sublicenses under the JHU settlement agreement.

For the specified patent rights directly licensed to us by JHU in the Kala sublicense field under the JHU settlement agreement, we reimbursed JHU for a portion of the patent prosecution and maintenance costs incurred prior to entering the JHU settlement agreement, and we are responsible for all of the ongoing prosecution and maintenance costs of any of these JHU patent rights for which there is no other direct licensee of JHU, such as the JHU patent rights licensed to us in both the Kala sublicense field and the GrayBug sublicense field.

Term and Termination

The JHU settlement agreement will expire upon the expiration of all the patent rights that are the subject of the JHU settlement agreement. We may terminate one or more of the licenses or sublicenses granted to us in the JHU settlement agreement on a country‑by‑country basis for convenience upon 30 days’ prior written notice to GrayBug. We or GrayBug may terminate one or more the sublicenses granted to the other party under the JHU patent rights if the other party, or its employees, officers, directors, agents or representatives, takes certain steps to oppose, attempt to invalidate or prevent the issuance of any of the patent rights directly licensed to the terminating party by JHU.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post‑approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•

performance of adequate and well‑controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA; and
•	compliance with any post‑approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post‑approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long‑term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Companies usually must complete some long‑term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30‑day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30‑day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non‑IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non‑IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1.  The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2.  The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3.  The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well‑controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to a program fee for fiscal year 2018 of $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre‑approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain drug applications, including applications for drugs in a shortage or drugs for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post‑approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA may refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑ by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Finally, with passage of the 21st Century Cures Act, or Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy (as defined in the Cures Act) that is intended to treat, modify, reverse or cure a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post‑Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third‑party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or

imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post‑approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct‑to‑consumer advertising, communications regarding unapproved uses, industry‑sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off‑label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off‑label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non‑misleading communication regarding off‑label information, such as distributing scientific or medical journal information. If a company is found to have promoted off‑label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementation regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulates the distribution of and tracing of prescription drugs and prescription drug samples at the federal level, and sets minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch‑Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference‑listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug...”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book. Clinicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing clinicians or patient.

Under the Hatch‑Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non‑patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non‑patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three‑year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three‑year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five‑year NCE exclusivity, an award of three‑year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight months for a drug that has three or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of “competitor generic therapies” or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch‑Waxman Patent Certification and the 30‑Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non‑patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. For drugs intended to treat a serious or life‑threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with drug sponsors. The legislation requires FDA to meet with drug sponsors by no later than the end‑of‑phase 1 meeting for serious or life‑threatening diseases and by no later than 90 days after FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non‑patent and orphan exclusivity. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six‑month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Orphan drug exclusivity will not bar approval of another orphan drug under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. With the adoption of recent legislative amendments in

2017, the FDCA reverses prior precedent holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch‑Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one‑half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA. We cannot provide any assurance that any patent term extension with respect to any U.S. patent will be obtained and, if obtained, the duration of such extension, in connection with any of our product candidates.

The 21st Century Cures Act

On December 13, 2016, President Obama signed the Cures Act into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the NIH. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life‑threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

Review and Approval of Drug Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Procedures Governing Approval of Drug Products in the European Union

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.

To obtain marketing approval of a product under European Union regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post‑authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Within this framework, manufacturers may seek approval of hybrid medicinal products under Article 10(3) of Directive 2001/83/EC. Hybrid applications rely, in part, on information and data from a reference product and new data from appropriate pre‑clinical tests and clinical trials. Such applications are necessary when the proposed product does not meet the strict definition of a generic medicinal product, or bioavailability studies cannot be used to demonstrate bioequivalence, or there are changes in the active substance(s), therapeutic indications, strength, pharmaceutical form or route of administration of the generic product compared to the reference medicinal product. In such cases the results of tests and trials must be consistent with the data content standards required in the Annex to the Directive 2001/83/EC, as amended by Directive 2003/63/EC.

Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a community authorization for the medicinal product is in the interest of patients at the community level.

Clinical Trial Approval in the European Union

Requirements for the conduct of clinical trials in the European Union including Good Clinical Practice, or GCP, are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the E.U. member states. Under this system, approval must be obtained from the competent national authority of each E.U. member state in which a study is planned to be conducted. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

In April 2014, the E.U. passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of EMA, the new Clinical Trials Regulation will become applicable in 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the E.U. portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I is assessed jointly by all member states concerned, and Part II is assessed separately by each member state concerned); strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

Periods of Authorization and Renewals

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re‑evaluation of the risk‑benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five‑year renewal. Any authorization which is not followed by the actual placing of the drug on the European Union market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so‑called sunset clause).

Data and Market Exclusivity in the European Union

In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten‑year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company can complete a full MAA with a complete database of pharmaceutical test, preclinical tests and clinical trials and obtain marketing approval of its product.

Orphan Drug Designation and Exclusivity

Regulation 141/2000 provides that a drug shall be designated as an orphan drug if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of a life‑threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Community when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition in the European Community and that without incentives it is unlikely that the marketing of the drug in the European Community would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Regulation 847/2000 sets out criteria and procedures governing designation of orphan drugs in the European Union. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten‑year period of market exclusivity. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinically relevant superiority” by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs pursuant to Regulation 141/2000 shall be eligible for incentives made available by the European Community and by the member states to support research into, and the development and availability of, orphan drugs.

Regulatory Requirements after Marketing Authorization

As in the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an EU marketing authorization for a medicinal product must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the European Union is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients.

In the European Union, the advertising and promotion of approved products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with clinicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off‑label promotion, which is prohibited in the European Union.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom (U.K.) voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the U.K. provides a notice of withdrawal pursuant to the E.U. Treaty. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third‑party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third‑party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost‑effectiveness of medical products and services and imposing controls to manage costs. Third‑party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third‑party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular drug candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross‑border imports from low‑priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers and third‑party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third‑party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to clinicians and teaching hospitals and clinician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non‑governmental third‑party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been several federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

In March 2010, the United States Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for products under government healthcare programs. Among the provisions of the ACA of importance to our potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. The ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and
•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices that companies may obtain for any product candidates for which they may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the prices of approved products and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short‑term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost‑sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.

A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session. It remains to be seen, however, whether new legislation will be enacted and, if so, precisely what any new legislation will provide and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare.

Employees

As of December 31, 2017, we had 37 full‑time employees, including a total of eleven employees with M.D., Sc.D. or Ph.D. degrees. Of these full‑time employees, 26 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in July 2009. Our office is located at 100 Beaver Street, Suite 201, Waltham, MA 02453, and our telephone number is (781) 996-5252. Our website address is www.kalarx.com.

Available Information

Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors & Media,” as a source of information about us.

The information on our website is not incorporated by reference into this Annual Report on Form

10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.

Item 1A    RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K, before deciding to invest in our common stock. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $42.2 million for the year ended December 31, 2017, $33.2 million for the year ended December 31, 2016 and $16.7 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $134.4 million. We have not generated any revenues to date from product sales and have financed our operations primarily through our initial public offering, or IPO, private placements of our preferred stock, convertible debt financings and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we prepare for commercialization of our product candidates, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. Our license agreement with The Johns Hopkins University, or JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYSTM (KPI‑121 1.0%) and KPI‑121 0.25%, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•	seek marketing approval for INVELTYS and establish our sales, marketing and distribution capabilities for INVELTYS in advance of and upon any such approval;
•	conduct any necessary clinical trials and other development activities and/or seek marketing approvals for KPI‑121 0.25% and any other product candidates;
•

pursue the clinical development of KPI‑121 for the treatment of other additional indications or for use in other patient populations or, if approved, seek to broaden the label of INVELTYS or KPI‑121 0.25%;

•

pursue the preclinical and clinical development of product candidates derived from our topically applied MPP receptor Tyrosine Kinase Inhibitor program, or rTKI program, for use in the treatment of retinal diseases;

•	expand our sales, marketing and distribution capabilities for our other product candidates, prior to or upon receiving marketing approval;

•

scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, for which the FDA has accepted our NDA for filing, KPI‑121 0.25% and any of our other product candidates for which we seek and/or obtain marketing approval;

•	leverage our proprietary MPP technology to advance additional potential high‑value therapeutics into preclinical and clinical development;
•	in‑license or acquire the rights to other products, product candidates or technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue that is sufficient to achieve profitability unless and until we obtain marketing approval for and commercialize one or more of our product candidates. We do not expect to commercialize INVELTYS or any of our other product candidates before 2019, if ever. Achieving profitability will require us to be successful in a range of challenging activities, including:

•	obtaining marketing approval for INVELTYS, for which the FDA has accepted our NDA for filing, KPI‑121 0.25% or any other product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
•	hiring and building a full commercial organization required for the marketing, selling and distributing for those products which we obtain marketing approval.
•	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for any products we commercialize; and
•	obtaining, maintaining and protecting our intellectual property rights.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we seek marketing approval and prepare for commercialization of INVELTYS, seek marketing approval for KPI‑121 0.25%, and continue the development of and potentially seek marketing approval for other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we commercialize INVELTYS, if approved, and advance our preclinical activities and clinical trials. In addition, our expenses will further increase if we are required to conduct any additional trials for INVELTYS or KPI‑121 0.25%. We also expect to devote additional financial resources to conducting research and development, initiating clinical trials of, and potentially seeking regulatory approval for, other potential product candidates, including product candidates that we may develop using our rTKI program.

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

Our future capital requirements will depend on many factors, including:

•	whether we determine to conduct any additional clinical trials or other activities for KPI-121 0.25% prior to submitting an NDA to the FDA;
•	the costs, timing and outcome of regulatory review of INVELTYS and KPI‑121 0.25%, including whether any additional clinical trials or other activities are required for approval or label expansion;

•	the progress, costs and results of any clinical activities for regulatory review of INVELTYS and KPI‑121 0.25% outside of the United States;
•	the costs and timing of process development and manufacturing scale‑up activities associated with INVELTYS and KPI‑121 0.25%;
•

the costs of commercialization activities for INVELTYS and/or KPI‑121 0.25% if we receive marketing approval and pre‑commercialization costs for INVELTYS and/or KPI‑121 0.25% incurred prior to receiving, any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	assuming receipt of marketing approval, the amount of revenue received from commercial sales of INVELTYS and KPI‑121 0.25% or any other product candidates;
•	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•	the scope, progress, results and costs of any product candidates that we may derive from any other product candidates that we may develop;
•	the extent to which we in‑license or acquire rights to other products, product candidates or technologies; and
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property‑related claims.

We believe that our existing cash on hand as of December 31, 2017, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next twelve months. We have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Conducting preclinical testing and clinical trials and seeking market approvals are time‑consuming, expensive and uncertain processes that take years to complete. Although the FDA has accepted for filing our NDA for INVELTYS, we may not receive approval to commercialize the product candidate, and even if we do, the resulting revenue may not enable us to achieve profitability. Additionally, we are currently considering our regulatory plans for KPI-121 0.25% and may determine to conduct an additional Phase 3 trial prior to submission or an NDA or to potentially expand the label of KPI-121 0.25% if we receive marketing approval for a more narrow indication than we are targeting. In addition, we may never generate the necessary data or results required to obtain regulatory approval of any other products with the market potential sufficient to enable us to achieve profitability. We do not expect to generate revenue from sales of INVELTYS or any other product candidates until at least 2019, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

As of December 31, 2017, we had $18.9 million of outstanding borrowings under our a venture debt facility, or the 2014 Debt Facility, which we began repaying following the end of an interest‑only period, in October 2017, in equal monthly installments until October 2020. Our obligations under this agreement are secured by substantially all of our assets other than our intellectual property. We could in the future incur additional indebtedness beyond our borrowings under our 2014 Debt Facility.

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

We intend to satisfy our current and future debt service obligations with our existing cash. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt and funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our 2014 Debt Facility could result in an event of default and acceleration of amounts due. If an event of default occurs and the lender accelerates the amounts due under our 2014 Debt Facility, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness.

Risks Related to Product Development

We are dependent on the success of our lead product candidates, INVELTYS and KPI‑121 0.25%. If we are unable to successfully obtain marketing approvals for INVELTYS or KPI‑121 0.25%, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post‑operative treatment of inflammation and pain following ocular surgery and KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully obtain marketing approval and/or commercialize INVELTYS and/or KPI‑121 0.25%. Following completion of two Phase 3 clinical trials, we submitted an NDA for INVELTYS for the treatment of inflammation and pain following ocular surgery in October 2017. In December 2017, the FDA accepted the INVELTYS NDA for filing and set a PDUFA date of August 24, 2018. However, the FDA’s decision to accept the NDA for filing and set a PDUFA date does not indicate that it has made any decision regarding approval nor does it guarantee approval by August 24, 2018, if at all. In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating KPI‑121 0.25%, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of KPI-121 0.25% versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. We expect to meet with the FDA in the second quarter of 2018 to discuss the results of STRIDE 1 and STRIDE 2 and potential next steps for our dry eye disease program, including whether an additional Phase 3 clinical trial will be required or recommended prior to our submission for an NDA. Even if not required by the FDA, following this meeting, we may determine to conduct an additional Phase 3 clinical trial of KPI-121 0.25% prior to or following submission of an NDA. We cannot accurately predict when or if either of these product candidates will receive marketing approval. Our ability to generate product revenues will depend on our obtaining marketing approval for, and commercializing one or both of, INVELTYS and KPI‑121 0.25%.

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

In December 2017, the FDA accepted for filing our NDA for INVELTYS, which included results from our Phase 3 clinical trials evaluating INVELTYS in patients with inflammation and pain following cataract surgery, in which INVELTYS achieved statistical significance for both of its primary efficacy endpoints and all secondary endpoints. Clinical trial data are subject to differing interpretations, and the FDA, medical and scientific experts and others may not share our views of the Phase 3 data. Any such differing interpretations could adversely affect our ability to demonstrate the safety and efficacy of INVELTYS to the satisfaction of the FDA or other regulatory authorities. If the FDA’s interpretation of our data differs from ours, the FDA could determine that we have not adequately demonstrated the safety and efficacy of INVELTYS and determine not to approve the NDA without further clinical trials or data, or at all.

In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating KPI‑121 0.25%, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of KPI-121 0.25% versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. We expect to meet with the FDA in the second quarter of 2018 to discuss the results of STRIDE 1 and STRIDE 2 and potential next steps for our dry eye disease program. If the FDA determines that we have not sufficiently demonstrated efficacy for both signs and symptoms of dry eye, they may require us to conduct additional clinical trials to support approval of KPI-121

0.25% for temporary relief of signs and symptoms of dry eye disease. If we conduct additional clinical trials of KPI-121 0.25%, our expenses will significantly increase and could delay or halt our ability to obtain marketing approval. Regulatory authorities outside the United States, in particular in the European Union, have not issued guidance on the requirements for approval of a dry eye drug. Our Phase 3 clinical trials of KPI‑121 0.25% may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our Phase 3 clinical trials of KPI‑121 0.25% pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time‑consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

We performed additional analyses on a post‑hoc basis on the results of our completed Phase 2 clinical trial for KPI‑121 0.25% for the purpose of designing our Phase 3 clinical trials for KPI‑121 0.25%. Following completion of our Phase 3 trials we conducted additional analyses on a post-hoc basis of the data from both our Phase 3 and Phase 2 clinical trials to support our planned NDA submission and inform our development plan. We may also conduct additional post‑hoc analyses on the results of clinical trials in the future. Post‑hoc analyses performed after unmasking trial results can result in the introduction of bias, may not be predictive of success in any future clinical trials and are given less weight by regulatory authorities than pre-specified analyses.

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

If serious adverse or unacceptable side effects are identified during the development any of our product candidates, we may need to abandon or limit our development of such product candidates.

If INVELTYS, KPI‑121 0.25% or any other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if any of our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk‑benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of INVELTYS and KPI‑121 0.25% have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of KPI‑121 reported in any of our clinical trials to date. Increases in intraocular pressure, or IOP, and cataract formation are additional adverse effects associated with the use of corticosteroids. We have no clinical safety data on or patient exposure to either KPI‑121 concentration for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our product candidates (including use of KPI‑121 0.25% more frequently than is prescribed) by patients could cause increases in IOP, and may result in additional unexpected side effects or adverse events. There can be no assurance that our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption of our product candidate, if approved, at the rate we currently expect.

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

If INVELTYS, KPI‑121 0.25% or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by clinicians, patients, third‑party payors and others in the medical community. Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. While the most commonly used corticosteroids are approved for four‑times‑a‑day dosing, and the FDA has accepted for filing our NDA seeking approval of INVELTYS with twice‑a‑day dosing, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS, if and when it is approved for marketing by the FDA. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice‑a‑day or less frequent dosing.

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

We have only recently begun to establish a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we obtained marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

We plan to build a specialty sales marketing and distribution infrastructure to market or co‑promote INVELTYS, KPI‑121 0.25% and possibly other product candidates that we develop in the United States, if and when they are approved. In advance of receiving marketing approval for INVELTYS, we have begun to build our commercial infrastructure. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of INVELTYS, KPI‑121 0.25% or any other product candidate for which we establish a commercial infrastructure is delayed or does not occur for any reason, including if we do not receive marketing approval on the timeframe we expect, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

While we cannot be certain when, if ever, we will seek and/or receive marketing approval to commercialize any of our product candidates outside the United States, we plan to seek marketing approval and explore commercialization of KPI‑121 0.25% in certain markets outside the United States, including the European Union, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties. Our product revenues and our profitability, if any, under any such third‑party collaboration, distribution or other marketing arrangements are likely to be lower than if we were to market, sell and distribute KPI‑121 0.25% ourselves. We may also consider seeking marketing approval outside the United States for other product candidates in the future. If we decide to seek regulatory approval for any of our product candidates outside the United States, we may need to seek additional patent approvals, seek licenses to patents held by third parties and/or face claims of infringing third‑party patent rights.

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

Current disease management approaches for dry eye disease in the United States include the following: over‑the‑counter artificial tear eye drops, which are used on an intermittent or chronic basis to provide short term symptomatic relief of dryness and irritation; devices such as the TrueTear Intranasal Tear Neurostimulator, which received marketing authorization from the FDA in April 2017; off‑label prescription drugs, including topical steroid drops and/or other similar products, which are prescribed on occasion for treatment of dry eye disease; on‑label prescription drugs, including Restasis and Xiidra, which are the only prescription pharmaceutical products that are approved in the United States for use in patients with dry eye disease. Restasis is approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation and Xiidra is approved for treatment of the signs and symptoms of dry eye disease. Both are typically used chronically as part of the dry eye management regimen, which also includes artificial tears and other palliative therapies, such as hot compresses for the eye and lid hygiene management; and devices, such as punctal plugs that are inserted into the tear ducts to inhibit tear drainage, resulting in more moisture on the surface of the eye.

We are developing KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease, which may include the management of dry eye disease flares. Any product that is developed for the temporary treatment of the signs and symptoms of dry eye disease could directly compete with KPI‑121 0.25%. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs and symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for KPI‑121 0.25%. These product candidates are being developed by pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Mimetogen Pharmaceuticals, Inc.’s MIM‑D3, Sun Pharmaceuticals’ Seciera™ and ReGenTree’s RGN‑259. In addition, Ocugen recently reported positive Phase 2 results for their combination of brimondine tartrate and loteprednol Etabonate. There are also other product candidates for the treatment of dry eye disease in the United States in earlier stage development, such as Aldeyra Therapeutics’ ADX‑102 ophthalmic solution. Further, Allergan was granted marketing authorization by the FDA for TrueTear, a nasal neurostimulation medical device that is intended to temporarily increase tear production.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Given that we are developing products that utilize a known FDA‑approved corticosteroid, our product candidates, if approved, may face competition from generic and branded versions of existing drugs based on corticosteroids that are administered in a different manner.

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

We relied on third‑party clinical research organizations, or CROs, in conducting our completed Phase 3 clinical trials of INVELTYS for the treatment of inflammation and pain following cataract surgery and our completed Phase 2 clinical trial and Phase 3 clinical trials of KPI‑121 0.25% in patients with dry eye disease. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials of any other product candidate that we develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

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

To date, we have obtained materials for KPI‑121 for our clinical trials from third‑party manufacturers, including Catalent and Alliance. We have supply agreements in place with these contract manufacturers to provide commercial supply. We obtain the active pharmaceutical ingredient for KPI‑121 from Chemo Iberica, a third‑party API manufacturer. While we have long‑term commercial supply agreements with these third‑party manufacturers, if these suppliers do not perform as we expect, we may be required to replace one or more suppliers. Although we believe that there are a number of potential long‑term replacements to our suppliers, we may incur added costs and delays in identifying and qualifying any such replacements.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize INVELTYS, KPI‑121 0.25% or any other product candidates for which we obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third‑party arrangements are otherwise beneficial. We also may seek third‑party collaborators for development and commercialization of other product candidates. For example, we may utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to facilitate commercialization of KPI‑121 0.25% outside the United States. We may also consider potential collaborative partnership opportunities prior to initiating IND‑enabling studies on KPI‑285 or any other product candidates we develop through our rTKI program. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

The patent prosecution process is expensive and time‑consuming, and we may not have filed, maintained, or prosecuted and may not be able to file, maintain and prosecute all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent position of pharmaceutical, biotechnology, and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may fail to result in issued patents in the United States or in other foreign countries which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and the standards applied by the U.S. Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Databases for patents and publications, and methods for searching them, are inherently limited so we may not know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Depending upon the timing, duration, and specifics of FDA marketing approval of our product candidates, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch‑Waxman Act. The Hatch‑Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be able to seek or be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

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

We may be subject to a third‑party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, post‑grant review, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In the United States, the FDA does not prohibit clinicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off‑label prescriptions may infringe our method‑of‑treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent, or prosecute.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market, and sell INVELTYS, KPI‑121 0.25% and other product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is a considerable amount of intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non‑practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties. Such proceedings could also include contested post‑grant proceedings such as oppositions, inter partes review, reexamination, interference, or derivation proceedings before the U.S. Patent and Trademark Office or foreign patent offices. For example, we are aware of a third‑party European patent that contains claims related to use of LE for the treatment of moderate to severe dry eye disease and the use of LE for reducing conjunctival redness associated with dry eye disease. This European patent will expire in early 2025, and is in force in Germany, the United Kingdom, Spain, Italy, and France. There is no United States counterpart patent or pending U.S. patent application. While we have obtained an opinion of European counsel that this patent is invalid, until this patent expires or a court of competent jurisdiction finally determines the patent is invalid in each country, the patent holder may be able to block our ability to develop and commercialize KPI‑121 0.25% for the treatment of dry eye disease in Europe unless we obtain a license under this patent in each country where it is in force. Such a license may not be available on commercially reasonable terms or at all. If we are unable to invalidate the patent in each country or obtain a license on commercially reasonable terms, our ability to commercialize KPI‑121 0.25% for the treatment of dry eye disease in Europe may be impaired, delayed or halted altogether.

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

Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market INVELTYS, KPI‑121 0.25% or any other product candidate from regulatory authorities in any jurisdiction. In December 2017, the FDA accepted for filing our NDA for INVELTYS and set a PDUFA date of August 24, 2018. However, the FDA’s decision to accept an NDA for filing and set a PDUFA date does not indicate that the FDA has made any decision regarding approval nor does it guarantee approval by the PDUFA date, if at all. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals and have relied on, and expect to continue to rely on, third‑party consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that INVELTYS, KPI‑121 0.25% or any other product candidate that we develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

We intend to seek FDA approval of INVELTYS and KPI‑121 0.25% through the Section 505(b)(2) regulatory pathway and the FDA has accepted for filing our NDA for the approval of INVELTYS through the Section 505(b)(2) regulatory pathway. The FDA may refuse to file an application if it does not, on its face, contain information required under section 505(b)(2) of the act and the relevant implementing regulations. The FDA has also indicated that it will not file a 505(b)(2) application for a product that is a duplicate of a drug that is eligible for approval as a generic drug under section 505(j) of the FDCA. We do not believe that INVELTYS or KPI‑121 0.25% is a duplicate of a drug product that is eligible for approval as a generic drug.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under‑staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two‑for‑one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two‑for‑one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two‑for‑one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the

ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham‑Cassidy bill. None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short‑term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost‑sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research‑based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

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

Finally, legislative and regulatory proposals have also been made to expand post‑approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post‑marketing testing and other requirements.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2017, we had federal net operating loss carryforwards of $120.9 million, which expire at various dates beginning in 2030 through 2037 and state net operating loss carryforwards of $104.0 million, which expire at various dates beginning in 2030 through 2037. These net operating loss carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. If our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of Mark Iwicki, our President and Chief Executive Officer, Todd Bazemore, our Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Chief Medical Officer, and Hongming Chen, Sc.D., our Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our internal computer systems, or those of our contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future contractors or consultants, including any collaborator, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, continue to have the ability to control all matters submitted to stockholders for approval.

As of December 31, 2017, our executive officers and directors and principal stockholders in the aggregate, own shares representing approximately 58% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our shares of common stock began trading on The Nasdaq Global Select Market on July 20, 2017. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price for our common stock and thereby affect your ability to sell your shares. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the public offering price. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of any of our product candidates;
•	results of clinical trials of product candidates of our competitors;
•	our success in commercializing INVELTYS and KPI‑121 0.25%;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
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

Sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In July 2017, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2022, although if the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non‑convertible debt over a three‑year period. As an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We have taken advantage of reduced reporting obligations in this Annual Report on Form 10-K . In particular, in this Annual Report on Form 10-K , we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time‑consuming and costly.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our 2014 Debt Facility preclude us from paying dividends without the lenders’ consent, and any future debt agreements that we may enter into may preclude us from paying dividends without the lenders’ consent or at all. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 1B    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal facilities consist of office and laboratory space. We occupy approximately 11,747 square feet of office space in Waltham, Massachusetts under a lease that currently expires in January 2019.

On February 28, 2018 we entered into a lease for our new corporate headquarters located in Watertown, Massachusetts which consists of 66,052 rentable square feet with an initial term of 8 years.

On March 15, 2018, we enterd into a lease for the portion of an office building located in Waltham, Massachusetts which consists of 6,294 rentable square feet. The term of the lease is one year.

Item 3.    Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4.    Mine Safety Disclosures

None.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “KALA” since July 20, 2017 in connection with our public initial public offering, or IPO. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by The Nasdaq Global Select Market:

	Market Price
2017	High	Low
Third Quarter (beginning July 20, 2017)	$26.75	$16.38
Fourth Quarter	$23.32	$13.51

Holders

As of December 31, 2017, there were approximately 52 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend policy

We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain all available funds and any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of our 2014 Debt Facility, and future debt financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Information about our equity compensation plans

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities.

Set forth below is information regarding shares of our common stock issued and stock options granted by us for the twelve months ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q. In October 2017, warrants to purchase an aggregate of 72,286 shares of our common stock were exercised, of which 21,775 were cashless exercises. The issuance of shares pursuant to the warrant exercises was made in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The investor represented that it was an accredited investor and was acquiring the warrants and shares issuable upon exercise of the warrants for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the warrants for an indefinite period of time and appropriate legends were affixed to the instruments representing such warrants issued in such transactions. Such recipients either received adequate information about us or had, through their relationships with us, access to such information.

Purchase of equity securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Use of proceeds from registered securities

On July 19, 2017, our registration statement on Form S‑1 (File No. 333-218936) relating to the IPO of our common stock became effective.  In the IPO, we issued 6,900,000 shares of our common stock at an initial offering price of $15.00 per share, including 900,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.  We received net proceeds of $94.0 million after deducting underwriting discounts and commissions of $7.3 million and offering costs incurred in 2017 of $2.2 million.  None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. J.P. Morgan and BofA Merrill Lynch acted as joint book-running managers and Wells Fargo Securities and Wedbush PacGrow acted as co-managers for the offering. The offering commenced on July 19, 2017 and did not terminate until the sale of all of the shares offered.

As of December 31, 2017, we had used approximately $17.0 million of the net offering proceeds, primarily to fund KPI-121 development costs association with our second Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following cataract surgery and our two Phase 3 clinical trials of KPI-121 0.25% for the treatment of dry eye disease which began in June 2016, as well as for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from the IPO of our common stock from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 20, 2017.

Item 6.    Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data”. We have derived the balance sheet data as of December 31, 2015 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands, except share and per share amounts)
Revenue	$—	$—	$45
Operating expenses
Research and development	29,008	25,029	11,382
General and administrative	10,867	7,640	4,609
Total operating expenses	39,875	32,669	15,991
Loss from operations	(39,875)	(32,669)	(15,946)
Other income (expense)
Interest income	527	147	—
Interest expense	(1,019)	(767)	(604)
Change in fair value of warrant liability	(1,844)	122	(132)
Net loss attributable to common stockholders	$(42,211)	$(33,167)	$(16,682)
Net loss per share attributable to common stockholders—basic and diluted	$(6.11)	$(28.07)	$(14.89)
Weighted average shares outstanding—basic and diluted	6,903,239	1,181,429	1,120,268

	As of December 31,
	2017	2016	2015
Balance Sheet Data:
Cash	$114,565	$45,472	$5,759
Total assets	116,133	46,329	8,448
Working capital(1)	100,755	40,080	2,094
Long‑term debt—less current portion	11,987	9,098	7,795
Other long‑term liabilities	9	17	3
Total stockholders’ equity (deficit)	89,679	(87,762)	(56,664)

(1)We define working capital as current assets less current liabilities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto appearing at the end of this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. See “Special Note Regarding Forward‑Looking Statements and Industry Data.” Because of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the development and commercialization of therapeutics using our proprietary nanoparticle‑based Mucus Penetrating Particles, or MPP, technology, with an initial focus on the treatment of eye diseases. Our MPPs are selectively‑sized nanoparticles and have proprietary coatings. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the MPP technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in two lead product candidates. These product candidates are INVELTYS™ (KPI‑121 1.0%) for the treatment of inflammation and pain following ocular surgery, for which we have submitted a new drug application, or NDA, and KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. The brand name INVELTYS has been conditionally approved by the U.S. Food and Drug Administration, or the FDA.

KPI‑121 0.25% is our product candidate for patients with dry eye disease utilizing a two‑week course of therapy. In January 2018, we announced topline results from two completed Phase 3 clinical trials of KPI‑121 0.25%, which we refer to as STRIDE 1 and STRIDE 2 (STRIDE - Short Term Relief In  Dry Eye), evaluating the safety and efficacy of KPI-121 0.25% versus placebo in patients with dry eye disease In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the intent to treat, or ITT, population; in addition, statistical significance was also achieved in STRIDE 1 for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort. In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia, but statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity. KPI‑121 0.25% was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment‑related adverse events observed during the course of either trial, and with elevations in intraocular pressure, or IOP, in both trials similar to placebo.  We expect to meet with the FDA in the second quarter of 2018 to discuss the results of STRIDE 1 and STRIDE 2 and potential next steps for our dry eye disease program, including whether an additional phase 3 clincial trial will be required prior to our submission of an NDA. If approved, KPI‑121 0.25% could be the first FDA‑approved product for the short‑term treatment of dry eye disease.

In December 2017, the FDA accepted for filing our NDA for the approval of INVELTYS, our topical twice‑a‑day product candidate, for the treatment of post‑operative inflammation and pain following ocular surgery. The FDA has set August 24, 2018 as the Prescription Drug User Fee Act action goal date for our NDA. If approved, INVELTYS could be the first FDA‑approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post‑operative inflammation and pain. Other approved topical ocular corticosteroid products for this indiciation are dosed four times a day. Supporting the NDA submission are data from two completed Phase 3 clinical trials of INVELTYS in patients with inflammation and pain following cataract surgery, which is the most common type of ocular surgery in the United States. The first Phase 3 clinical trial was conducted in 2014 and was designated to evaluate INVELTYS administered twice a day and KPI‑121 0.25% administered four times a day. Statistical significance was achieved in the primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication compared to placebo and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications compared to placebo with both INVELTYS and KPI‑121 0.25%. Both INVELTYS and KPI‑121 0.25% were well‑tolerated, with no treatment‑related serious adverse events observed during the course of the trial. In May 2017, the second, confirmatory Phase 3 clinical trial was completed, in which administration of INVELTYS two times a day achieved statistical significance for both primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication compared to placebo and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications compared to placebo and all secondary endpoints. In this trial, INVELTYS was well tolerated with no treatment‑related significant adverse events observed during the course of the trial.

We are evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the treatment of inflammation and pain following ocular surgery, for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. We also are evaluating compounds in our topically applied MPP receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases.

For INVELTYS, we are seeking FDA approval under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA, which we plan to rely on for the approval of KPI‑121 0.25% as well. We have retained worldwide commercial rights for our current product candidates. If INVELTYS and KPI‑121 0.25% receive marketing approval, we expect to commercialize both in the United States, and we have started to build a commercial infrastructure to do so, with our own focused, specialty sales force. If INVELTYS receives marketing approval, we expect our commercial organization will initially consist of approximately 75 sales and marketing personnel. If KPI-121 0.25% is approved for the short-term treatment of dry eye disease, we expect to further expand our sales force by up to approximately an additional 100 personnel. We expect to commercialize in the United States any of our other product candidates that receive marketing approval as well. In anticipation of the potential to commercialize our product candidates in other global markets, we are evaluating a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

On July 25, 2017, we completed our initial public offering of our common stock, or IPO, pursuant to which we issued and sold 6,900,000 shares of our common stock at a price of $15.00 per share, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $94.0 million, after deducting underwriting discounts and commissions and offering expenses.

Since our inception in July 2009, we have devoted substantial resources to the research and development of nanoparticle‑based drug products and our proprietary MPP technology. We have no products approved for sale and all our revenue to date has been derived from feasibility agreements with our collaboration partners. To date, we have funded our operations primarily through our IPO, private placements of preferred stock, convertible promissory notes and warrants. In addition, we have borrowed under venture debt facilities to fund our operations. Specifically, since our inception and through December 31, 2017, we have raised an aggregate of $234.9 million to fund our operations, of which $113.4 million was from the sale of preferred stock, $94.0 million was from our IPO, $6.0 million was from convertible promissory notes and warrants and $21.5 million was from borrowings and warrants under venture debt facilities. As of December 31, 2017, we had cash on hand of $114.6 million.

Since inception, we have incurred significant operating losses. Our net loss was $42.2 million, $33.2 million and $16.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. We recognized revenue of $0, $0, and $45,000 for the years ended December 31, 2017, 2016 and 2015, respectively. We have not generated any revenue from the sale of products. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current product candidates and programs. Substantially all our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. As of December 31, 2017, we had an accumulated deficit of $134.4 million. We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•

scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, for which the FDA has accepted our NDA for filing, and any of our other product candidates for which we seek and/or obtain marketing approval;

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

We do not expect to generate revenue from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which is subject to significant uncertainty. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Until such time, if ever, that we generate product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter such other arrangements when needed or on favorable terms. Our failure to raise capital or enter such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Financial Operations Overview

Revenue

Our revenue to date has been generated through payments received through feasibility agreements with collaboration partners. For each such agreement, we and our collaboration partners agreed to an investigational study with specified phases and endpoints. These studies were executed according to a predefined work plan. Under the terms of each agreement, we received an upfront payment upon consummation, additional upfront payments upon continuation to future phases after predefined objectives had been met and a final payment upon approval of a final report.

We do not currently anticipate generating any significant additional revenue through feasibility agreements or other collaboration arrangements in the future.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities, including compensation and benefits for full‑time research and development employees, an allocation of facilities expenses, overhead expenses, payments to universities under our license agreements and other outside expenses. Our research and development expenses include:

•	employee‑related expenses, including salaries, related benefits, travel and stock‑based compensation;
•	expenses incurred for the preclinical and clinical development of our product candidates and under agreements with contract research organizations, or CROs;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and supplies; and
•	payments made under our third‑party licensing agreements, including our license agreement with Johns Hopkins University, or JHU.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
KPI-121 development costs	$16,814	$17,465	$4,683
Employee‑related costs	7,761	4,714	3,485
Other research and development costs	4,433	2,850	3,214
Total research and development	$29,008	$25,029	$11,382

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Change in Fair Value of Warrant Liability

Prior to our IPO, we issued warrants for the purchase of our Series Seed, Series B and Series C preferred stock. These warrants were financial instruments that were issuable for contingently redeemable securities. Therefore, these warrants were classified as liabilities as of December 31, 2016. The warrants were re‑measured to fair value at each reporting period and prior to their conversion into common stock warrants immediately prior to our IPO. We recognize gains and losses on the change in the fair value of outstanding warrants to purchase our Series Seed, Series B and Series C preferred stock and these gains and losses were recorded as a component of other income (expense). Upon the closing of our IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market‑specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Annual Report on Form 10-K , we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and adjust if necessary. Examples of estimated accrued expenses include fees payable to:

•	vendors for clinical development activities;
•	salary and employee benefits payable; and
•	providers of consulting and related services.

We record accruals related to development activities based on our estimates of the services received and efforts expended pursuant to the terms of our contractual arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on clinical trial milestones. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Preferred Stock Warrant Liability

We classified warrants to purchase shares of our Series Seed, Series B and Series C preferred stock as a liability on our balance sheet as the warrants are free‑standing financial instruments that are issuable for contingently redeemable securities. The warrants were initially recorded at fair value on the date of grant, and were subsequently remeasured to fair value at each balance sheet date. Changes in the fair value of the warrants were recognized separately in our statement of operations. We continued to adjust the liability for changes in fair value until the earlier of the exercise, conversion or expiration of the warrant.

We utilized the Black‑Scholes option‑pricing model, which incorporates assumptions and estimates, to value each preferred stock warrant. We assess these assumptions and estimates on a quarterly basis as additional information impacting the assumptions are obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying Series Seed, Series B, and Series C preferred stock, the remaining contractual term of the warrants, risk‑free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock, and to the extent the exercisable shares underlying the warrants are contingently adjustable, the probability that we will draw down on the remaining debt facility. We determined the fair value per share of the underlying preferred stock by taking into consideration our most recent sales of our preferred stock as well as additional factors that we deem relevant. We have historically been a private company and lack company‑specific historical and implied volatility information of our stock. Therefore, we estimated expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. We have assumed a 0% dividend yield considering that our board of directors has no history of declaring dividends.

Deferred Income Taxes

We file U.S. federal income tax returns and Massachusetts, California, Kentucky, New Hampshire, New York, North Carolina and Pennsylvania state tax returns. Our deferred tax assets were primarily comprised of federal and state tax net operating losses and research and development tax credit carryforwards and were recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. At December 31, 2017 and 2016, we had federal net operating loss carryforwards of $120.9 million and $85.3 million, respectively, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030 through 2037. At December 31, 2017 and 2016, we had state net operating loss carryforwards of $104.0 million and $80.5 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2030 through 2037. As of December 31, 2017 and 2016, we had federal and state research and development credit carryforwards of approximately $4.5 million and $2.9 million, respectively, which are available to reduce future income taxes, if any, from 2030 through 2037 (federal) and 2025 through 2032 (state). At December 31, 2017, we had $0 of unrecognized tax benefits.

Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. However, due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets.

Stock‑based Compensation and Common Stock Valuation

Stock‑based Compensation

We measure stock options and other stock‑based awards granted to employees and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards, net of forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

We generally issue stock option awards with service‑based vesting conditions and record the expense for these awards using the straight‑line method. We measure stock‑based awards granted to consultants and non‑employees based on the fair value of the award on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and non‑employees until completed. At the end of each financial reporting period prior to completion of the service, we remeasure the fair value of these awards using the then‑current fair value of our common stock and updated assumption inputs in the Black‑Scholes option pricing model.

Performance‑based option awards vest subject to the achievement of performance criteria as determined by management. These criteria are milestone events that are specific to our corporate goals. The fair value for each award is determined on the grant date and the expense is only recognized once probable that the performance condition will be met. If, and when, we determine it is probable that the performance condition will be achieved, compensation expense will be recognized from the date of grant through the fiscal year under which the requisite service period has been rendered.

We recognize compensation expense for outstanding awards during the vesting period and account for the effect of forfeitures as they occur.

We estimate the fair value of each stock option grant using the Black‑Scholes option‑pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk‑free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Common Stock Valuation

Prior to our IPO, there was no public market for our common stock. The estimated fair value of our common stock was determined by our Board of Directors as of the date of each option grant, with input from management, considering our most recently available third‑party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third‑party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately‑Held‑Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either a hybrid method, which used market approaches to estimate our enterprise value, or a probability‑weighted expected return method, or PWERM, which used a combination of market approaches and a cost approach to estimate our enterprise value. The hybrid method is a PWERM where the equity value in one or more of the scenarios is calculated using an option‑pricing method, or OPM. Under the PWERM methodology, the fair value of common stock was estimated based upon an analysis of future values for the Company, assuming various outcomes. The common stock value was based on the probability‑weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk‑adjusted discount rate and probability weighted to arrive at an indication of value for the common stock.

In addition to considering the results of these third‑party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, which may have been as of a date later than the most recent third‑party valuation date, including the prices at which we sold shares of preferred stock and the superior rights and preferences of securities senior to our common stock at the time of each grant, the progress of our research and development programs, external market conditions affecting and trends within the biotechnology industry and the likelihood of achieving a liquidity event.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management judgment.

Following the closing of our IPO, we have determined the fair value of our common stock based on the quoted market price of our common stock.

The following table summarizes our stock‑based compensation for employees and non‑employee consultants’ expenses incurred during the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
	2017	2016	2015
Research and development	$1,267	$461	$161
General and administrative	2,304	1,608	477
Total	$3,571	$2,069	$638

As of December 31, 2017, we had $15.4 million of total unrecognized compensation expense, which is expected to be recognized over a weighted average remaining vesting period of approximately 3.11 years. We expect the impact of our stock‑based compensation expense for stock options and restricted stock granted to employees and non‑employee consultants to grow in future periods due to the potential increases in the value of our common stock and headcount.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startup Act, or JOBS Act, was enacted by the federal government. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Results of Operations

Comparison of the Years ended December 31, 2017 and 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$29,008	$25,029	$3,979
General and administrative	10,867	7,640	3,227
Total costs and expenses	39,875	32,669	7,206
Loss from operations	(39,875)	(32,669)	(7,206)
Other income (expense)
Interest income	527	147	380
Interest expense	(1,019)	(767)	(252)
Change in fair value of warranty liability	(1,844)	122	(1,966)
Net loss	$(42,211)	$(33,167)	$(9,044)

Research and Development Expenses

	Year Ended
	December 31,
	2017	2016	Change
	(in thousands)
KPI‑121 external development costs	$16,814	$17,465	$(651)
Employee‑related costs	7,761	4,714	3,047
Other research and development costs	4,433	2,850	1,583
Total research and development	$29,008	$25,029	$3,979

Research and development expenses were $29.0 million for the year ended December 31, 2017 compared to $25.0 million for the year ended December 31, 2016, an increase of $4.0 million. This increase is primarily attributed to a $3.0 million increase in employee‑related costs comprised of a $2.1 million increase related to additional clinical and regulatory headcount and a $0.8 million increase in stock compensation expense from stock option grants, and a $1.6 million increase in other research and development costs primarily associated with clinical consulting services for our Phase 3 trials and regulatory consulting support for our NDA preparation. These increases were partially offset by a $0.7 million decrease in KPI‑121 development costs due to the decrease in external costs associated with our second Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following ocular surgery and our two Phase 3 clinical trials of KPI‑121 0.25% for the treatment of dry eye disease which began in June 2016 and completed during the second half of 2017.

General and Administrative Expenses

General and administrative expenses were $10.9 million for the year ended December 31, 2017 compared to $7.6 million for the year ended December 31, 2016, an increase of $3.3 million. This increase was primarily due to a $2.0 million increase in employee‑related costs comprised of a $1.2 million increase in general and administrative salaries and benefits expenses due to the hiring of additional employees and overall merit increases, and by a $0.7 million increase in stock compensation expense related to increased stock options being granted during the year. There was a $1.1 million increase in external consulting fees associated with accounting services and legal fees; and a $0.2 million increase in external general and administrative costs as a result of being a public company, comprised primarily of directors’ and officers’ liability insurance, board of directors’ fees and investor relations costs.

Interest Income

Interest income was $527,000 for the year ended December 31, 2017 compared to $147,000 for the year ended December 31, 2016 an increase of $380,000. This increase was due to a higher average cash balance in our interest‑bearing deposit account during the year ended December 31, 2017 compared to the same period in 2016 as a result of the proceeds from the IPO.

Interest Expense

Interest expense was $1.0 million for the year ended December 31, 2017 compared to $767,000 for the year ended December 31, 2016 an increase of $252,000. The interest expense was comprised of the contractual coupon interest and the amortization of the debt discount associated with our 2014 Debt Facility. In September 2017, the total debt balance increased to $20 million. The average interest rate in 2017 and 2016 was 7.10% and 6.51%, respectively.

Change in Fair Value of Warrant Liability

The change in the fair value of our preferred stock warrant liability consisted of a loss of $1.8 million for the year ended December 31, 2017 compared with a gain of $0.1 million for the year ended December 31, 2016. This change was the result of an increase in the fair value of the underlying preferred stock prior to our IPO. Upon closing of the IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	2015	Change
	(in thousands)
Revenue	$—	$45	$(45)
Operating expenses:
Research and development	25,029	11,382	13,647
General and administrative	7,640	4,609	3,031
Total costs and expenses	32,669	15,991	16,678
Loss from operations	(32,669)	(15,946)	(16,723)
Other income (expense)	.
Interest income	147	—	147
Interest expense	(767)	(604)	(163)
Change in fair value of warranty liability	122	(132)	254
Net loss	$(33,167)	$(16,682)	$(16,485)

Revenue

Our revenue recognized during 2015 was derived from services performed under feasibility agreements with two collaboration partners that were completed by May 2015. We recognized revenue of $0 for the year ended December 31, 2016 compared to $45,000 for the year ended December 31, 2015. We were not party to any collaboration arrangements during the year ended December 31, 2016, and in the future, we do not anticipate generating any significant additional revenue from feasibility agreements or other collaboration arrangements.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2016	2015
	(in thousands)
KPI-121 development costs	$17,465	$4,683	$12,782
Employee‑related costs	4,714	3,485	1,229
Other research and development costs	2,850	3,214	(364)
Total research and development	$25,029	$11,382	$13,647

Research and development expenses were $25.0 million for the year ended December 31, 2016 compared to  $11.4 million for the year ended December 31, 2015, an increase of $13.6 million, or 120%. This increase is primarily the result of a $12.8 million increase in KPI‑121 development costs due to the increase in external costs associated with our second Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following ocular surgery and our two Phase 3 clinical trials of KPI‑121 0.25% for the treatment of dry eye disease, all of which began in June 2016. Our KPI‑121 external development costs for the year ended December 31, 2015 were comprised primarily of costs associated with our Phase 2 dry eye trial and our first Phase 3 post‑operative trial, each of which had fewer patients than our completed Phase 3 trials of KPI‑121 0.25%. We incurred a $1.2 million increase in employee‑related costs during the year ended December 31, 2016 due to the additional hiring of clinical and regulatory personnel as a result of our progress on the Phase 3 trials, overall merit increases and an increase in stock compensation expense related to stock option grants. These increases were partially offset by a decrease of $0.4 million in other research and development costs primarily related to a reduction in consulting costs due to the additional hiring of clinical and regulatory personnel. We expect our research and development expenses to continue to increase in the future as we continue spending on our development programs.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the year ended December 31, 2016 compared to $4.6 million for the year ended December 31, 2015; an increase of $3.0 million, or 66%. The increase was primarily due to the write‑off of $1.8 million in deferred offering costs resulting from our decision not to update our 2015 confidential S‑1 filing during the second quarter of 2016 at which point in time our IPO was no longer considered to be probable of being consummated in 2016. We also incurred an increase in employee‑related costs of $1.5 million. This was a result of an increase in stock compensation expense due to additional stock option grants, an increase in salaries due to hiring of additional finance and accounting personnel, and the impact of merit‑based salary increases. These increases were partially offset by a $0.3 million decrease in our consulting costs as result of hiring permanent accounting and finance personnel. We expect general and administrative expenses to increase in the future as we expand our operating activities and incur additional costs associated with being a public company.

Interest Income

Interest income was $0.1 million for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015. The increase of $0.1 million was the result of interest income generated on our higher average cash balance for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to the receipt of $67.5 million in net proceeds from our Series C financing in April 2016.

Interest Expense

Interest expense was $0.8 million for the year ended December 31, 2016 compared to $0.6 million for the year ended December 31, 2015, an increase of $0.2 million, or 27%. The higher interest expense during the year ended December 31, 2016 was primarily due to the additional $5.0 million draw of our venture debt facility in July 2015, resulting in a $10.0 million outstanding loan for the year ended December 31, 2016. Additionally, the variable portion of the interest rate applicable to our debt facility increased marginally during 2016, from 3.25% in January 2016 to 3.5% in December 2016.

Change in Fair Value of Warrant Liability

Changes in the fair value of our preferred stock warrants resulted in a $0.1 million gain for the year ended December 31, 2016 compared to a $0.1 million loss for the year ended December 31, 2015. The gain recognized in the year ended December 31, 2016 was a result of a decrease in the fair value on the warrants, which was primarily due to the decrease in the fair value of the underlying preferred shares on a period‑over‑period basis. The loss recognized for the year ended December 31, 2015 was a result of an increase in the fair value of the warrants, which was due primarily to the increase in the fair value of the underlying preferred shares on a period‑over‑period basis.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have derived limited revenue to date from feasibility studies with collaboration partners. We have not yet commercialized any of our product candidates, which are in various phases of development, and we do not expect to generate revenue from sales of any product before 2019, if ever. We have funded our operations to date with proceeds from our IPO, the sale of preferred stock, borrowings under venture debt facilities, the issuance of convertible promissory notes and warrants and to a lesser extent, payments received in connection with various feasibility studies.

On November 20, 2014, we entered into our 2014 Debt Facility for a total loan commitment of $10.0 million, of which we borrowed $5.0 million upon closing of the loan and another $5.0 million in July 2015. Under the terms of the agreement, the borrowings accrue interest at an annual rate equal to the greater of (i) 3.00% above the prime rate then in effect, or (ii) 6.25%. On October 13, 2016, we entered into a first amendment to the 2014 Debt Facility, or the First Amendment. The First Amendment reaffirmed the initial commitment of $10.0 million in funding. Additionally, the First Amendment increased our borrowing capacity through the commitment of an additional $10.0 million in funding, which we refer to as Term Loan B. The availability of the Term Loan B was contingent upon receipt of positive results sufficient to support an NDA submission, with no significant treatment‑related safety findings, from our second Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following ocular surgery through October 13, 2017. On May 1, 2017, we announced positive results from our Phase 3 trial. INVELTYS dosed twice a day for two weeks achieved statistical significance versus placebo for both primary efficacy endpoints and all secondary endpoints. On September 28, 2017, we drew down the incremental $10.0 million commitment. The 2014 Debt Facility, as amended, provides for interest‑only payments through October 13, 2017, and matures on October 13, 2020. On November 22, 2017, the Company entered into a Second Amendment to the 2014 Debt Facility to account for the formation of the Company’s wholly-owned subsidiary. We are required to repay the 2014 Debt Facility in equal monthly installments following the end of the interest‑only period. Interest is payable monthly in arrears through to the maturity date.

In July 2017, we completed our IPO pursuant to which we issued and sold 6,900,000 shares of our common stock, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price of $15.00 per share. We received net proceeds of $94.0 million after deducting underwriting discounts and commission of $7.3 million and offering costs incurred in 2017 of $2.2 million

In November 2017, we formed a wholly owned subsidiary, Kala Pharmaceuticals Security Corporation, a Massachusetts corporation for the sole purpose of buying, selling and holding securities on our behalf.

Cash Flows

As of December 31, 2017, we had $114.6 million in cash on hand and $18.9 million in indebtedness. The indebtedness represents the aggregate outstanding principal amount under the 2014 Debt Facility.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(34,098)	$(27,348)	$(15,089)
Net cash used in investing activities	(480)	(153)	(252)
Net cash provided by financing activities	103,696	67,214	10,480
Increase (decrease) in cash and restricted cash	$69,118	$39,713	$(4,861)

Operating Activities

During the year ended December 31, 2017, our cash used in operating activities was primarily due to our net loss of $42.2 million as we incurred external research and development costs associated with our clinical trials and general and administrative costs partially offset by non‑cash charges of $5.8 million, consisting primarily of a $1.8 million increase in fair value of warrant liability and $3.6 million in stock‑based compensation and net cash provided by changes in our operating assets and liabilities of $2.3 million.  Net cash provided by changes in our operating assets and liabilities was primarily due to an increase of $2.6 million in accrued expenses, partially offset by an increase of $0.5 million in prepaid expenses primarily as a result of prepayments made in connection with director and officer insurance. The increase in accrued expense was primarily a result of an increase in amounts accrued for clinical and regulatory consulting support for our clinical trials and support for our NDA submission and the increase in accounts payable was a result of the timing of vendor invoices and payments.

During the year ended December 31, 2016, our cash used in operating activities was primarily due to our net loss of $33.2 million as we incurred external research and development costs associated with our clinical trials and general and administrative costs, partially offset by non‑cash charges of $2.3 million, consisting primarily of stock‑based compensation, the write‑off of deferred offering costs related to our confidential submission of a draft statement on Form S‑1 filing in 2015 of $1.8 million and net cash provided by changes in our operating assets and liabilities of $1.7 million. Net cash provided by changes in our operating assets and liabilities was primarily due to an increase of $2.1 million in accrued expenses, partially offset by a $0.3 million decrease in accounts payable and a $0.1 million increase in prepaid expenses primarily as a result of prepayments made in connection with medical benefits and corporate insurance policies. The increase in accrued expense was primarily a result of an increase in amounts accrued for patients in the ongoing clinical trials and the decrease in accounts payable was a result of the timing of vendor invoices and payments.

During the year ended December 31, 2015, our cash used in operating activities was primarily due to our net loss of $16.7 million as we incurred external research and development activities associated with our clinical trials and our general and administrative expenses. The loss was partially offset by non‑cash charges of $1.3 million, including $0.6 million of stock‑based compensation, and net cash provided by changes in our operating assets and liabilities of $0.3 million. Net cash provided by changes in our operating assets and liabilities was primarily due to an increase of $0.9 million in accounts payable related to the timing of vendor invoices and payments, partially offset by a decrease in accrued expenses of $0.6 million related to payments of development costs and development milestones in 2015.

Investing Activities

Net cash used in investing activities for all periods presented consists of purchases of property and equipment, primarily laboratory equipment. Purchases of property and equipment were $0.5 million, $0.2 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Financing Activities

Net cash provided by financing activities was $103.7 million for the year ended December 31, 2017, consisting of $94.0 million of IPO proceeds, net of underwriter discounts and offering costs, $10.0 million in funding from the September 2017 draw down of the Term B Loan of our 2014 Debt Facility and $0.8 million in proceeds from the exercise of stock options and warrants, partially offset by $1.1 million in principal payments toward the venture debt facility.

Net cash provided by financing activities was $67.2 million for the year ended December 31, 2016, consisting of $67.5 million in net proceeds from the issuance of Series C preferred stock, partially offset by the payment of deferred offering costs of $0.3 million related to our confidential filing of a draft registration statement on form S‑1 in 2015.

Net cash provided by financing activities was $10.5 million for the year ended December 31, 2015, consisting of $6.9 million in net proceeds from the issuance of Series B‑1 preferred stock, $5.0 million in net proceeds from the drawdown from the 2014 Debt Facility and proceeds of $0.1 million from the exercise of stock options, partially offset by the payment of deferred offering costs of $1.5 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, we expect to incur additional costs associated with operating as a public company.

Our expenses will also increase if and as we:

•	seek marketing approval for INVELTYS and establish our sales, marketing and distribution capabilities for INVELTYS in advance of and upon any such approval;
•	conduct any necessary clinial trials and other development activities and/or seek marketing approvals for KPI‑121 0.25%;
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
•

scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, for which the FDA has accepted our NDA for filing, KPI‑121 0.25% and any of our other product candidates for which we seek and/or obtain marketing approval;

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

We believe that with our existing cash on hand as of December 31, 2017, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•	whether we need to conduct any additional clinical trials or other activities for KPI-121 0.25% prior to submitting an NDA to the FDA;
•	the costs, timing and outcome of regulatory review of INVELTYS and KPI‑121 0.25%, including whether any additional clinical trials or other activities are required for approval;
•	the progress, costs and results of any clinical activities for regulatory review of INVELTYS and KPI‑121 0.25% outside of the United States;
•	the costs and timing of process development and manufacturing scale‑up activities associated with INVELTYS and KPI‑121 0.25%;
•

the costs of commercialization activities for INVELTYS and/or KPI‑121 0.25% if we receive marketing approval and pre‑commercialization costs for INVELTYS and/or KPI‑121 0.25% incurred prior to receiving any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•	assuming receipt of marketing approval, revenue received from commercial sales of INVELTYS and KPI‑121 0.25% or any other product candidates;
•	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•	the scope, progress, results and costs of any product candidates that we may derive from any other product candidates that we may develop;
•	the extent to which we in‑license or acquire rights to other products, product candidates or technologies; and
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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of December 31, 2017:

	Payments Due by Period
			More Than	More Than
			1 Year and	3 Years and
		Less Than	Less Than	Less Than	More than
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years
	(in thousands)
Short‑ and long‑term debt obligations(1)	$18,889	$6,667	$12,222	$—	$—
Interest on short‑ and long‑term debt obligations(2)	1,992	1,157	835	—	—
Operating lease obligations(3)	444	410	34	—	—
Minimum license payments(4)	81	43	38	—	—
Total	$21,406	$8,277	$13,129	$—	$—

(1)	Short‑ and long‑term debt obligations relate to principal payments due on our 2014 Debt Facility.
(2)	Interest payments due on our 2014 Debt Facility.
(3)

Future minimum lease payments under our operating lease for our corporate headquarters and lab space in Waltham, Massachusetts that expires on January 31, 2019 with an average rent of approximately $34,000 per month. Excluded from the table above is the February 28, 2018 lease agreement we entered into for our new headquarters in Watertown, Massachusetts with an initial term of 8 years and an average rent of approximately $322,000 per month beginning November 1, 2018.

(4)

Consists of annual license payments associated with the JHU license agreement of $38,000 per year prior to achievement of the first commercial sale in the United States, European Union or Japan and annual license payments associated with MEEI of $5,000. As it relates to JHU, upon achievement of the first commercial sale in the United States, European Union or Japan, the minimum annual license payment will increase to approximately $113,000 per year. This table does not include any other milestone or royalty payments which may become payable to third parties, as the amounts, timing and likelihood of such payments are not known with certainty.

We will rely on third‑party contract manufacturers to manufacture commercial supplies of INVELTYS and KPI‑121 0.25%. Under our Commercial Supply Agreement with Catalent Pharma Solutions, LLC, or the Catalent Agreement, we have annual minimum purchase requirements for each of INVELTYS and KPI‑121 0.25%. Under the minimum purchase requirements, if both INVELTYS and KPI‑121 0.25% are approved for commercial sale, our minimum payment obligation in the first 12‑month period would be approximately $1.5 million, subject to specified annual increases. We will also pay certain fees in connection with validation and stability test services and commercialization ramp‑up. Under our Amended and Restated Master Services Agreement with Alliance Contract Pharma, LLC, or the Alliance Agreement, we will provide a forecast of orders for the quantities of bulk KPI‑121 concentrates we believe we will require, and forecasted quantities will become binding at a certain point before the firm delivery date set forth in the forecast. Because the amount, timing and likelihood of payments under the Catalent Agreement and the Alliance Agreement are not known with certainty, payments that we expect will become due under these agreements are not included in the table of contractual obligations above. See “Business—Manufacturing” for more information.

Under our Manufacturing and Supply Agreement with Chemo Iberica SA, or the Chemo Agreement, we will provide a forecast of orders for the quantities of loteprednol we believe we will require, and we commit to purchasing 75% of the forecasted quantities. Payments that we expect will become due under the Chemo Agreement are not included in the table of contractual obligations above because we entered into the Chemo Agreement after December 31,

2016 and also because amounts, timing and likelihood of potential payments under the agreement are not known with certainty. See “Business—Manufacturing” for more information.

On February 28, 2018, we entered into a lease, the Watertown Lease, with 480 Arsenal Group LLC for the lease of a portion of the building located at 490 Arsenal Way Watertown, Massachusetts consisting of 66,052 rentable square feet at an initial rate of $53 per square foot and annual increases of 3% for the next 7 years. The initial term of the Watertown Lease is 8 years. We expect to occupy the premises by the end of 2018. We plan to use the premises as our corporate headquarters and for research and development.

On March 15, 2018, we entered into a lease, the Waverley Oaks Lease, with Duffy Associates, LLC for the lease of a portion of the building located at 465 Waverely Oaks Road Suite 301, Waltham, Massachusetts consisting of 6,294 rentable square feet at a rate of $32 per square foot. The term of the Waverley Oaks Lease is one year. We plan to use this location for additional corporate offices before moving to our new corporate headquarters in Watertown, MA.

In addition, we enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, manufacturing and other services. These contracts are cancellable by us typically upon prior notice of 60 days or less. Payments due upon cancellation generally consist only of payments for services provided and expenses incurred, including non‑cancellable obligations of our service providers, up to the date of cancellation. These payments are not included in the table of contractual obligations above.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

From time to time the Financial Accounting Standards Board, or FASB, or other standard‑setting bodies, issue new accounting pronouncements. Where applicable, we adopt these new standards according to the specified effective dates. Unless otherwise disclosed in Note 2 to the financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the impact of any recently issued standard(s) that are not yet effective will not have a material impact on our financial position or results of operation upon adoption.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any cash equivalents or investments as of December 31, 2017. As of December 31, 2017, our exposure to the risk of changes in market interest rates related primarily to our borrowings under our 2014 Debt Facility, which are subject to a variable interest rate. See “Liquidity and Capital Resources” above for a discussion of the interest rates applicable to our 2014 Debt Facility. We do not expect any material impact on our operating results from a reasonably possible change in market interest rates. A 50‑basis point increase or decrease in interest rates would increase or decrease annual interest expense by $100,000 related to our borrowings under our 2014 Debt Facility.

Item 8.    Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-28 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On March 29, 2018 we entered into a third amendment to our 2014 Debt Facility, which we refer to as our Third Amendment. The Third Amendment reaffirmed our prior commitment of $20 million in funding, or Term Loan A, and extended the interest-only end date for 12 months following the execution of the Third Amendment. In addition, the total borrowing capacity was increased by an additional $5 million, or Term Loan B, subject to the following conditions: (i) the minimum borrowing amount is $250,000 for each incremental borrowing under Term Loan B; (ii) The Term Loans, once repaid, may not be re‑borrowed; (iii) we may prepay the Term Loans subject to the payment of a prepayment fee ranging from 0.3% to 0.9%; and (iv) the commitment to fund Term Loan B is contingent upon us receiving FDA approval of INVELTYS. Funding under the Term Loan B commitment is available for 12 months following the execution of the Third Amendment. The maturity date of our 2014 Debt Facility was also extended from October 13, 2020 to March 29, 2022.

Part III

Item 10.    Directors, Executive Oficers and Corporate Governance

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(1)	Financial Statements.

The following documents are included beginning on page F-1 attached hereto and are filed as part of this Annual Report on Form 10-K.

KALA PHARMACEUTICALS, INC.

(2)	Financial Statement Schedules.

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or because the information is otherwise included in our financial statements or notes thereto.

(3)	Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8‑K (File No. 001‑38150) filed on July 25, 2017)
3.2	Amended and Restated By‑laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8‑K (File No. 001‑38150) filed on July 25, 2017)
4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S‑1/A (File No. 333 ‑218936) filed on July 10, 2017)

4.2

Third Amended and Restated Registration Rights Agreement of the Registrant, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.1+

2009 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.2+

Form of Stock Option Agreement under the 2009 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.3+	2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S‑1/A (File No. 333‑218936) filed on July 10, 2017)
10.4+	2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S‑1/A (File No. 333‑218936) filed on July 10, 2017)
10.5+

Form of Incentive Stock Option Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S‑1/A (File No. 333‑218936) filed on July 10, 2017)

10.6+

Forms of Non‑Qualified Option Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S‑1/A (File No. 333‑218936) filed on July 10, 2017)

10.7†

Exclusive License Agreement, dated November 10, 2009, by and between the Registrant and The Johns Hopkins University, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.8†

Settlement and License Agreement, dated October 24, 2014, by and between the Registrant and GrayBug, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.9

Lease Agreement, dated September 30, 2013, by and between the Registrant and ARE‑MA Region No. 9 LLC, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.10*	Loan and Security Agreement, dated November 20, 2014, by and between the Registrant and Square 1 Bank, as amended
10.11+

Amended and Restated Letter Agreement, dated September 10, 2015, by and between the Registrant and Mark Iwicki, as amended by the First Amendment, dated September 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10‑Q (File No. 011‑38150) filed on November 7, 2017)

10.12*+	Letter Agreement, dated November 6, 2017, by and between the Registrant and Todd Bazemore

Exhibit Number	Description of Exhibit
10.13+

Amended and Restated Letter Agreement, dated May 10, 2016, by and between the Registrant and Kim Brazzell (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.14+

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S‑1/A (File No. 333‑218936) filed on July 10, 2017)

10.15†

Exclusive License Agreement, effective as of May 1, 2017, by and between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.16†

Assignment, dated April 26, 2017, by and between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.17†

Assignment, dated April 26, 2017, by and between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.18*††	Amended and Restated Master Services Agreement, dated October 4, 2017, by and between the Registrant and Alliance Contract Pharma, LLC
10.19†

Commercial Supply Agreement, dated June 27, 2016, by and between the Registrant and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.20†

Manufacturing and Supply Agreement, dated January 10, 2017, by and between the Registrant and Chemo Iberica SA (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S‑1 (File No. 333‑218936) filed on June 23, 2017)

10.21*††	Amendment No. 1 to Commercial Supply Agreement, dated February 16, 2018, by and between the Registrant and Catalent Pharma Solutions, LLC
10.22

Lease, dated as of February 28, 2018, by and between the Registrant and 480 Arsenal Group LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2018)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

†Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

††Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC..

Dated: April 2, 2018	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer, President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Iwicki Mark Iwicki	President, Chief Executive Officer and Chairman of Board of Directors (Principal Executive Officer)	April 2, 2018

/s/ Mary Reumuth Mary Reumuth	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018

/s/ Gregory Grunberg Gregory Grunberg, M.D.	Director	April 2, 2018

/s/ Paulina Hill Paulina Hill, Ph.D.	Director	April 2, 2018

/s/ Andrew Koven Andrew Koven	Director	April 2, 2018

/s/ Robert Langer Robert Langer, Sc.D.	Director	April 2, 2018

/s/ Robert Paull Robert Paull	Director	April 2, 2018

/s/ Greg Perry Greg Perry	Director	April 2, 2018

/s/ Howard Rosen Howard Rosen	Director	April 2, 2018

/s/ Rajeev Shah Rajeev Shah	Director	April 2, 2018

/s/ Robert Tepper Robert Tepper, M.D.	Director	April 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kala Pharmaceuticals, Inc.

Waltham, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kala Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

April 2, 2018

We have served as the Company's auditor since 2013.

PART I – FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash	$114,565	$45,472
Prepaid expenses and other current assets	648	154
Total current assets	115,213	45,626
Noncurrent assets:
Property and equipment, net	786	594
Restricted cash	134	109
Total assets	$116,133	$46,329
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$6,667	$556
Accounts payable	1,202	997
Accrued expenses	6,589	3,993
Total current liabilities	14,458	5,546
Long-term liabilities:
Long-term debt - less current portion	11,987	9,098
Warrant liability	—	1,039
Other long-term liabilities	9	17
Total long-term liabilities	11,996	10,154
Total liabilities	26,454	15,700
Commitments and Contingencies (Note 14)
Convertible preferred stock, 0 shares and 170,336,260 shares authorized as of December 31, 2017 and 2016, respectively
Series Seed convertible preferred stock, $0.001 par value - 0 shares and 11,323,209 shares designated as of December 31, 2017 and 2016, respectively; 0 shares and 11,243,209 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	11,065
Series A convertible preferred stock, $0.001 par value - 0 shares and 9,583,432 shares designated, issued and outstanding as of December 31, 2017 and 2016, respectively	—	10,736
Series B convertible preferred stock, $0.001 par value - 0 shares and 16,597,221 shares designated as of December 31, 2017 and 2016, respectively; 0 shares and 15,624,999 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	22,185
Series B-1 convertible preferred stock, $0.001 par value - 0 shares and 4,629,629 shares designated, issued and outstanding as of December 31, 2017 and 2016, respectively	—	6,885
Series C convertible preferred stock, $0.001 par value - 0 shares and 43,034,639 shares designated as of December 31, 2017 and 2016, respectively; 0 shares and 42,782,688 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	67,520
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares and 0 shares authorized as of December 31, 2017 and 2016, respectively; no shares issued or outstanding as of December 31, 2017 or December 31, 2016	—	—
Common stock, $0.001 par value - 120,000,000 and 110,251,951 shares authorized as of December 31, 2017 and 2016, respectively; 24,538,309 and 1,181,429 shares issued and outstanding as of December 31, 2017 and 2016, respectively	25	1
Additional paid-in capital	224,025	4,374
Accumulated deficit	(134,371)	(92,137)
Total stockholders’ equity (deficit)	89,679	(87,762)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$116,133	$46,329

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2017	2016	2015

Revenue	$—	$—	$45
Operating expenses:
Research and development	29,008	25,029	11,382
General and administrative	10,867	7,640	4,609
Total operating expenses	39,875	32,669	15,991
Loss from operations	(39,875)	(32,669)	(15,946)
Other income (expense):
Interest income	527	147	—
Interest expense	(1,019)	(767)	(604)
Change in fair value of warrant liability	(1,844)	122	(132)
Total other income (expense)	(2,336)	(498)	(736)
Net loss attributable to common stockholders	$(42,211)	$(33,167)	$(16,682)
Net loss per share attributable to common stockholders—basic and diluted	$(6.11)	$(28.07)	$(14.89)
Weighted average shares outstanding—basic and diluted	6,903,239	1,181,429	1,120,268

The accompanying notes are an integral part of these consolidated financial statements

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible		Convertible		Convertible		Convertible		Convertible
	Preferred Stock,		Preferred Stock,		Preferred Stock,		Preferred Stock,		Preferred Stock,						Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Common Stock		Additional		Stockholders'
	Seed		Series A		Series B		Series B-1		Series C		$0.001 Par Value		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2015	11,243,209	$11,065	9,583,432	$10,736	15,624,999	$22,185	—	$—	—	$—	1,011,629	$1	$1,563	$(42,288)	(40,724)
Issuance of Series B-1 preferred stock-net of issuance costs of $115							4,629,629	6,885
Stock-based compensation													638		638
Exercise of stock options											169,800		104		104
Net loss														(16,682)	(16,682)
Balance as of December 31, 2015	11,243,209	$11,065	9,583,432	$10,736	15,624,999	$22,185	4,629,629	$6,885	—	$—	1,181,429	$1	$2,305	$(58,970)	$(56,664)
Issuance of Series C preferred stock-net of issuance costs of $402									42,782,688	67,520					—
Stock-based compensation expense													2,069		2,069
Net loss														(33,167)	(33,167)
Balance as of December 31, 2016	11,243,209	$11,065	9,583,432	$10,736	15,624,999	$22,185	4,629,629	$6,885	42,782,688	$67,520	1,181,429	$1	$4,374	$(92,137)	$(87,762)
Cumulative effect of a change in accounting policy													23	(23)	—
Conversion of preferred stock upon IPO	(11,243,209)	(11,065)	(9,583,432)	(10,736)	(15,624,999)	(22,185)	(4,629,629)	(6,885)	(42,782,688)	(67,520)	16,101,970	16	118,375		118,391
Issuance of common stock upon IPO, net of underwriters discount and offering costs of $9,495											6,900,000	7	93,998		94,005
Reclassification of preferred warrant liability													2,883		2,883
Exercise of warrants											106,576		379		379
Exercise of stock options											248,334	1	422		423
Stock-based compensation expense													3,571		3,571
Net loss														(42,211)	(42,211)
Balance as of December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	24,538,309	$25	$224,025	$(134,371)	$89,679

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(42,211)	$(33,167)	$(16,682)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	287	297	330
Change in fair value of warrant liability	1,844	(122)	132
Amortization of debt discount	111	106	134
Write-off of deferred offering costs	—	1,789	—
Stock-based compensation	3,571	2,069	638
Loss on disposal of fixed asset	—	—	19
Increase (decrease) in cash from:
Accounts receivable	—	—	36
Prepaid expenses and other current assets	(494)	(66)	34
Accounts payable	205	(343)	911
Accrued expenses	2,596	2,108	(605)
Other long-term liabilities	(7)	(19)	(36)
Net cash used in operating activities	(34,098)	(27,348)	(15,089)
Cash flows from investing activities:
Purchases of property and equipment	(480)	(153)	(252)
Net cash used in investing activities	(480)	(153)	(252)
Cash flows from financing activities:
Proceeds from issuance of Series B-1 convertible preferred stock	—	—	7,000
Proceeds from issuance of Series C convertible preferred stock	—	67,922	—
Proceeds from common stock offering, net of underwriters discounts	96,255	—	—
Payment of common stock offering costs	(2,250)	—	—
Proceeds from venture debt	10,000	1,333	5,000
Payment of principal on venture debt facility	(1,111)	(1,333)	—
Payment of venture debt issuance costs	—	(23)	(3)
Payment of Series B-1 issuance costs	—	—	(115)
Payment of Series C issuance costs	—	(402)	—
Payment of deferred offering costs	—	(283)	(1,506)
Proceeds from exercise of warrants	379	—	—
Proceeds from exercise of stock options	423	—	104
Net cash provided by financing activities	103,696	67,214	10,480
Net increase (decrease) in cash and restricted cash	69,118	39,713	(4,861)
Cash and restricted cash at beginning of period	45,581	5,868	10,729
Cash and restricted cash at end of period	114,699	45,581	5,868
Adjustment for restricted cash	(134)	(109)	(109)
Cash at end of period	$114,565	$45,472	$5,759
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$118,391	$—	$—
Reclassification of warrants to additional paid-in capital	2,883	—	—
Deferred offering costs included in accounts payable and accruals	—	—	226
Cashless exercise of warrants	411	—	—
Fair value of warrants issued in connection with venture debt	—	225	—
Cash paid for interest	$863	$681	$442

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of business

Nature of Business—Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the development and commercialization of therapies using its proprietary nanoparticle‑based Mucus Penetrating Particles, or MPP, technology, with an initial focus on the treatment of eye diseases. The Company has applied the MPP technology to lotepredol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in two lead product candidates. These product candidates are INVELTYSTM (KPI‑121 1.0%), for the treatment of inflammation and pain following ocular surgery, for which the U.S. Food and Drug Administration (the “FDA”) has accepted for filing the Company’s New Drug Application, or NDA, and KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. The Company is evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the treatment of inflammation and pain following ocular surgery, for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. The Company is also evaluating compounds in its topically applied MPP receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases. The brand name INVELTYS has been conditionally approved by the FDA.

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

Initial Public Offering—On July 25, 2017, the Company completed its initial public offering (“IPO”) of common stock pursuant to its registration statement on Form S‑1, as amended (File No. 333‑218936), which was declared effective by the Securities Exchange Commission (the “SEC”) on July 19, 2017. Pursuant to the registration statement, the Company issued and sold 6,900,000 shares of $0.001 par value common stock at an initial offering price of $15.00 per share, which included 900,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares. The Company’s shares began trading on the Nasdaq Global Select Market under the symbol “KALA” on July 20, 2017.

Proceeds from the Company’s IPO were approximately $94.0 million after deducting underwriting discounts and commissions of $7.3 million and offering costs of $2.2 million. Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 16,101,970 shares of common stock at the applicable conversion ratio then in effect. All of the Company’s outstanding warrants to purchase preferred stock automatically converted into warrants to purchase 202,020 shares of common stock.

Note 2: Summary of Significant Accounting Policies

Principles of consolidation—The accompanying consolidated financial statements include the accounts of Kala Pharmaceuticals, Inc. and its wholly owned subsidiary, Kala Pharmaceuticals Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities. All intercompany transactions and balances have been eliminated.

Basis of Presentation—The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has not generated revenue from the sale of products and has incurred recurring losses and negative cash flows from operations, including a net loss of $42.2 million, $33.2 million and $16.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and used cash in operations of $34.1 million, $27.3 million and $15.1 million in the years ended December 31, 2017, 2016, and 2015 respectively. The Company has financed its operations to date primarily through the issuance of common stock, convertible preferred stock, convertible promissory notes and debt. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company also has debt repayments of $6.7 million due within one year. The Company expects that its cash of $114.6 million as of December 31, 2017 will be sufficient to fund its operating expenses, debt repayments and capital expenditure requirements for at least 12 months from the date these consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued.

The viability of the Company beyond that point is dependent on its estimated rate of depletion of available capital resources and its ability to raise additional capital to finance its extended operations. There can be no assurance that the Company will be able to generate revenue sufficient to cover its costs or obtain capital on acceptable terms, if at all.

Common Stock Reverse Stock Split and Adjustment to Preferred Stock Conversion Ratios—On July 7, 2017, the Company effected a one-for-5.2083 reverse stock split of the Company’s issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock. The par value per share and authorized shares of common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock and common stock per share amounts within the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Automatic Conversion of Preferred Stock—On July 7, 2017, the Company effected an amendment to its Amended and Restated Certificate of Incorporation, as amended. This amendment eliminated the minimum price per share of Common Stock for an underwritten public offering that would result in the automatic conversion of all outstanding shares of the Company’s Series Seed, Series A, Series B, Series B-1 and Series C Preferred Stock.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates relied upon in preparing these consolidated financial statements relate to, but are not limited to, the fair value of common stock, preferred stock, warrants, stock compensation, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash—As of December 31, 2017 and 2016, the Company had restricted cash of $134,000 and $109,000, respectively, which represents certificates of deposit serving as collateral for the Company’s credit card and facility leases. This cash is classified as a non-current asset in the accompanying consolidated balance sheets.

Deferred Offering Costs—The Company capitalizes certain legal, professional accounting and other third‑party fees that are directly associated with the offering of its common stock as other current assets until the offering is consummated. After consummation of the offering, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid‑in capital generated as a result of the offering. On September 11, 2015, the Board authorized the Company to confidentially submit a draft registration statement to the Securities and Exchange Commission to sell shares of its common stock to the public. The Company incurred costs of $1.8 million directly related to the proposed offering. During the second quarter of 2016, the Company determined that it was likely its offering would be postponed for a period in excess of 90 days. As a result, in accordance with the Securities and Exchange Commission guidance in Staff Accounting Bulletin Topic 5‑A, Expenses of Offering, the Company expensed the previously deferred offering costs of $1.8 million as general and administrative expenses in the year ended December 31, 2016.

Property and Equipment, net—Property and equipment are recorded at cost. Depreciation is provided using the straight‑line method over the estimated useful lives of the related assets. Depreciation expense is included in research and development and general and administrative expenses. Laboratory equipment is depreciated over five years and office and computer equipment is depreciated over three years. Leasehold improvements are depreciated over the shorter of their useful life or the life of the lease. Major additions and upgrades are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations.

Patent Costs—Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expenses in the Company’s consolidated statements of operations.

Impairment of Long‑Lived Assets—Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, the assets are recorded at the lesser of the carrying value or fair value. For the years ended December 31, 2017, 2016 and 2015, no impairments were recorded.

Fair Value Measurements—Certain assets and liabilities are carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s preferred stock warrant liability, prior to conversion to common stock warrants, was carried at fair value determined according to the fair value hierarchy described above (See Note 8) and classified as a Level 3 measurement. The carrying value of accounts payable and accrued expenses approximate their fair value due to the short‑term nature of these assets and liabilities. Management believes that the Company’s long‑term debt (See Note 6) bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value of long‑term debt, including the current portion, also approximates its fair value. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

Segment Information—Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Chief Executive Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on the development and commercialization of therapeutics using its proprietary nanoparticle‑based Mucus Penetrating Particles technology. All of the Company’s tangible assets are held in the United States. To date, all of the Company’s revenue has been generated in the United States.

Revenue Recognition—Revenue is recognized when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered and risk of loss has passed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Deferred revenue is recorded for any amounts received prior to satisfying the revenue recognition criteria. The Company recognized an immaterial amount of revenue during the year ended December 31, 2015, related to the completion of services associated with two feasibility arrangements that were substantially complete as of December 31, 2014. There was no revenue recognized during the years ended December 31, 2017 and 2016, as there were no new revenue arrangements since the completion of the aforementioned feasibility studies.

Research and Development Costs—Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full‑time research and development employees, an allocation of facilities expenses, overhead expenses, payments to universities under the Company’s license agreements and other outside expenses. Research and development costs are expensed as incurred. Research and development costs that are paid in advance of performance, including nonrefundable prepayments for goods or services, are deferred and capitalized as a prepaid expense. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Accrued Expenses—The Company accrues expenses related to development activities performed by third parties based on an evaluation of services received and efforts expended pursuant to the terms of the contractual arrangements. Payments under some of these contracts depend on clinical trial milestones. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual or prepaid expense accordingly.

Stock‑Based Compensation—The Company accounts for all stock‑based payment awards granted to employees and non‑employees as compensation expense at fair value. The Company’s stock‑based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the date of grant, and stock‑based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight‑line basis. The measurement date for nonemployee awards is generally the date the services are completed, resulting in periodic adjustments to stock‑based compensation during the vesting terms for changes in the fair value of the awards. Stock‑based compensation costs for nonemployees are recognized as expense over the vesting period on a straight‑line basis. Stock‑based compensation is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.

The Company recognizes compensation expense for the portion of awards that have vested. After the adoption of ASU 2016-09, described in further detail below, forfeitures are recorded as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option‑pricing model. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The Company lacks sufficient company‑specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and will continue to do so until it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain‑vanilla” options. The expected term of stock options granted to non‑employees is equal to the contractual term of the option award. The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Common Stock Valuation Prior to the IPO—For the years ended December 31, 2016 and 2015 and through the consummation of the IPO, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s‑length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

Preferred Stock Warrants—Prior to the completion of the IPO, the Company classified warrants to purchase shares of its Series Seed Preferred Stock, Series A Convertible Preferred Stock (“Series A Preferred Stock”), Series B Preferred Stock, and Series C Preferred Stock as a liability on its consolidated balance sheets as these warrants were free‑standing financial instruments that were exercisable for contingently redeemable shares. The warrants were recorded in long‑term liabilities at fair value, estimated using the Black‑Scholes model, and marked to market at each balance sheet date. The change in carrying value was reported as the change in fair value of warrant liability in the accompanying consolidated statements of operations. The Company continued to adjust the liability for changes in fair value until conversion of the preferred stock warrants to warrants to purchase common stock (see Note 7).

Income Taxes—Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As a result, reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present.

Tax Incentives

The Company recognizes tax incentives when there is reasonable assurance that the Company will comply with the conditions attached to the tax incentive agreement and the tax incentive will be received. The Company evaluates the conditions of each individual tax incentive as of each reporting period to ensure that the Company has reached reasonable assurance of meeting the conditions of each tax incentive agreement and that it is expected that the tax incentive will be received as a result of meeting the necessary conditions. When tax incentives are related to reimbursements for cost of revenues or operating expenses, the tax incentives are recognized as a reduction of the related expense in the consolidated statements of operations when the related expense has been incurred.

The Company records tax incentive receivables in the consolidated balance sheets in prepaid expenses and other current assets or long-term tax incentive receivable, depending on when the amounts are expected to be received from the funding agency. As of December 31, 2017, the Company had recorded no tax incentives.

Net Loss per Share—Basic net loss per share is computed using the weighted‑average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants. Net loss per share attributable to common stockholders is calculated using the two‑class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s convertible preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. Net loss attributable to common stockholders and participating preferred shares are allocated to each share on an as‑converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Diluted net loss per share is computed using the more dilutive of (a) the two‑class method or (b) the if converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, preferred stock and the potential issuance of stock upon the conversion of the Company’s convertible notes. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive. When a gain had been recorded pursuant to a change in fair value of the warrant liability during the period, the Company assessed whether the impact of reversing the gain and including the additional securities was dilutive, and if so, adjusted dilutive EPS. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015.

Comprehensive Loss—Comprehensive loss is equal to net loss for the periods presented.

Recently Adopted Accounting Pronouncements—In March 2016, the FASB issued ASU No. 2016‑09, Improvements to Employee Share‑Based Payment Accounting (“ASU 2016‑09”), which simplifies share‑based payment accounting through a variety of amendments. The standard is effective for annual periods beginning after December 15, 2016 and for interim periods within those fiscal years. The changes resulting from the adoption of this standard impact the accounting for income taxes, accounting for forfeitures, statutory tax withholding and the presentation of statutory tax withholding on the consolidated statement of cash flows. The Company adopted this standard on January 1, 2017. Under guidance within ASU 2016‑09, excess tax benefits and deficiencies are to be recognized as income tax expense or benefit in the consolidated statement of operations in the period in which they occur rather than as an increase or decrease in stockholders’ equity (deficit). Since the Company maintains a full valuation allowance on its net deferred tax assets, there was no net impact to its accumulated deficit or its net loss resulting from the adoption of this standard. Also under the guidance in ASU 2016‑09, an entity may elect to account for forfeitures as they occur or continue to estimate the total number of awards that are vested or expected to vest. The Company elected to account for forfeitures as they occur and applied the accounting change on a modified retrospective basis as a cumulative effect adjustment to accumulated deficit as of the date of adoption, January 1, 2017. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows Restricted Cash (“ASU 2016‑18”). This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning‑of‑period and end‑of‑period total amounts shown on the consolidated statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and required retrospective application. The Company elected to early adopt this guidance as of December 31, 2017. The adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements—In May 2017, the FASB issued ASU Update No. 2017‑09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017‑09”), which provides guidance about which changes to the terms or conditions of a share‑based payment award require an entity to apply modification accounting. The amendments in ASU 2017‑09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that ASU 2017‑09 will have on the Company’s consolidated balance sheets, results of operations and consolidated statements of cash flows.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016‑15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016‑15, but believes its adoption will have no material impact on its consolidated statement of cash flows.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016‑02 (ASC Topic 842) supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt ASU 2016‑02 as of January 1, 2018 and expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and corresponding lease liability.

Note 3: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2017	2016

Rent	$—	$58
Insurance	452	55
Other	196	41
Prepaid expenses and other current assets	$648	$154

Note 4: Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,	December 31,
	2017	2016

Laboratory equipment	$2,084	$1,729
Leasehold improvements	114	93
Computer hardware and software	87	54
Office equipment	30	23
Furniture and fixtures	11	11
Property and equipment—at cost	2,326	1,910
Less: Accumulated depreciation	(1,540)	(1,316)
Property and equipment—net	$786	$594

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $287,000, $297,000 and $330,000, respectively.

Note 5: Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2017	2016

Development costs	$3,054	$2,280
Compensation and benefits	2,402	1,480
Professional fees	666	171
General and administrative consulting	229	—
Other	238	62
Accrued expenses	$6,589	$3,993

Note 6: Debt

2014 Debt Facility

In November 2014, the Company entered into a venture debt facility (“2014 Debt Facility”) for a total loan commitment of $10.0 million. On October 13, 2016, the Company entered into a First Amendment to the 2014 Debt Facility the (''First Amendment''), which reaffirmed the initial commitment to a total of $10.0 million of funding (“Term

Loan A”) and increased the Company’s total borrowing capacity by an additional $10.0 million (“Term Loan B” and together with Term Loan A, ''Term Loans''). On September 28, 2017, the Company drew the additional $10.0 million available under Term Loan B. On November 22, 2017, the Company entered into a Second Amendment to the 2014 Debt Facility to account for the formation of the Company’s wholly-owned subsidiary. Under the terms of the facility, the borrowings accrue interest at an annual rate equal to 3.00% above the Prime Rate then in effect. The interest rate was 7.50% and 6.50% as of December 31, 2017 and 2016, respectively.

The unpaid principal balance under the 2014 Debt Facility was $18.9 million as of December 31, 2017 and $10.0 million as of December 31, 2016. The unamortized discount was $235,000 and $346,000 as of December 31, 2017 and 2016, respectively. The Company recognized interest expense of $1.0 million, $767,000 and $604,000 related to the 2014 Debt Facility during the years ended December 31, 2017, 2016 and 2015, respectively, which consisted of the amortization of the debt discount of $111,000, $106,000 and $134,000, respectively, and contractual coupon interest of $908,000, $661,000 and $470,000, respectively.

The 2014 Debt Facility, as amended, is senior debt and is secured by substantially all of the assets of the Company other than intellectual property. The Company’s ability to pay cash dividends is currently restricted by the terms of the 2014 Debt Facility. In the event the Company is determined to be in default under the 2014 Debt Facility, the outstanding balance accrues interest at five percentage points above the interest rate applicable immediately prior to the occurrence of the event of default and the lender has the right to declare all outstanding principal and interest payable. Under the terms of the 2014 Debt Facility, certain events including but not limited to, the Company’s failure to pay obligations when due, failure to perform obligations under the agreement, insolvency or the occurrence of any circumstance that could reasonably be expected to have a material adverse effect on the Company, constitute events of default.

In connection with the 2014 Debt Facility and the initial borrowing of $5.0 million under Term Loan A, the Company issued warrants to the lender to purchase 138,889 shares of Series B Preferred Stock at an exercise price of $1.44 per share (the “2014 Warrants”). During 2015 the Company borrowed an additional $5.0 million under Term Loan A and the number of exercisable shares underlying the 2014 Warrants increased to 277,778 shares of Series B Preferred Stock or 53,333 shares of common stock at an exercise price of $7.50 per share on an as-converted basis (see Note 9). Upon executing the First Amendment, the Company issued warrants to purchase up to 251,951 shares of Series C Preferred Stock at an exercise price of $1.59 per share (the “2016 Warrants”), or 48,374 shares of common stock at an exercise price of $8.27 per share on an as-converted basis (see Note 9). Consistent with the warrants issued under the original 2014 Debt Facility, the number of shares of Series C Preferred Stock that become exercisable would increase in proportion to the amount of Term Loan B borrowings. Upon the September 28, 2017 draw down of Term B Loan, the 2016 Warrants became exercisable into 48,374 shares of common stock. The 2016 Warrants were not exercisable into shares as of the First Amendment date or December 31, 2016, as the Company had not borrowed under the Term B Loan during 2016.

Upon issuance of the 2014 Warrants and 2016 Warrants, the Company estimated the fair value of the warrants using the Black‑Scholes option‑pricing model (see Note 8), and recorded the estimated fair value of the warrants as a liability separate from the loan balance, resulting in additional debt discount included within long‑term debt that is amortized to interest expense over the term of the loan using the effective interest method. The initial fair value of the 2014 Warrants and 2016 Warrants was $140,000 and $225,000, respectively. Upon the Company's IPO on July 25, 2017, all of the underlying preferred stock warrants were converted into warrants for common stock, and the warrant liability was re-measured to fair value and reclassified to additional paid-in capital.

As of December 31, 2017 and 2016, the estimated fair value of the warrant liability associated with the 2014 Warrants was $0 and $274,000, respectively, and the estimated fair value of the warrant liability associated with the 2016 Warrants was $0 and $263,000.

The future annual principal payments due under the 2014 Debt Facility as of December 31, 2017 were as follows (in thousands):

Years Ending December 31,
2018	$6,667
2019	6,667
2020	5,555
Total	$18,889

Note 7: Warrants

The Company has issued warrants in connection with debt transactions that were completed prior to 2014, all of which are classified as liabilities as of December 31, 2016 and which were re-measured at fair value at each reporting period prior to the reporting period ending December 31, 2017, as the warrants were exercisable into contingently redeemable shares. As of December 31, 2016, warrants outstanding to acquire Series C Preferred Stock were not exercisable into shares of Series C Preferred Stock. As part of the draw down of Term Loan B on September 28, 2017, warrants to acquire 48,374 shares of common stock became exercisable.

The following table summarizes the preferred warrants outstanding at each of the dates identified:

				Shares Exercisable at
		Exercise	Expiration	December 31,		December 31,
Issued	Exercisable for	Price	Date	2017		2016
2011 and 2012	Series Seed Preferred Stock	$1.00	July 2019	—		80,000	(1)
2013	Series B Preferred Stock	$1.44	April 2021	—		694,444	(1)
2014	Series B Preferred Stock	$1.44	November 2024	—		277,778	(1)
2016	Series C Preferred Stock	$1.59	October 2026	—	(2)	—	(2)

(1)

As of December 31, 2016, the preferred stock warrants to purchase Series Seed Preferred Stock issued in 2011 and 2012, Series B Preferred Stock issued in 2013 and Series B Preferred Stock issued in 2014 were exercisable, and on a converted basis would have represented warrants to purchase common stock of 15,360, 133,327 and 53,333 shares, respectively. As of December 31, 2017 there were no preferred stock warrants outstanding (See Note 1) and all of the underlying preferred stock warrants were converted into warrants for common stock.

(2)

As of December 31, 2016, the preferred stock warrants to purchase Series C Preferred Stock were not exercisable and as of December 31, 2017, there were no preferred stock warrants outstanding (See Note 1). Upon the September 2017 $10.0 million draw down of the Term B Loan, 48,374 warrants became exercisable for 48,374 shares of common stock, which for comparative purposes represents 251,951 shares of Series C Preferred Stock on a pre-converted basis.

The following table summarizes the common stock warrants each exercisable into one share of common stock:

					Shares Exercisable at
		Exercise	Expiration	Exercisable	December 31,
Issued	Original Source	Price	Date	From	2017
2013	Series B Preferred Stock	$7.50	April 2021	July 2017	82,816
2014	Series B Preferred Stock	$7.50	November 2024	July 2017	16,000
2016	Series C Preferred Stock	$8.27	October 2026	September 2017	14,512
					113,328

Note 8: Fair Value of Financial Instruments

The Company’s preferred stock warrants associated with the issuances of the 2014 Debt Facility and the First Amendment, as well as debt transactions entered into prior to 2014, are recorded at fair value. Upon the Company’s IPO on July 25, 2017, all of the underlying preferred stock warrants became exercisable for common stock instead of preferred stock and the fair value of the warrant liability of $2.9 million, as measured immediately prior to the IPO, was charged to additional paid-in capital with the reclassification of the warrants into equity. There was no warrant liability as of December 31, 2017 and, as such, there were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2017. The assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and the input categories associated with those assets and liabilities are as follows (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
2011 and 2012 Series Seed Warrants	$39	$—	$—	$39
2013 Series B Warrants	463	—	—	463
2014 Series B Warrants	274	—	—	274
2016 Series C Warrants	263	—	—	263
Total warrant liability	$1,039	$—	$—	$1,039

The Company has historically classified the value of the warrants as Level 3 measurements within the fair value hierarchy because the fair value is derived using significant unobservable inputs, which included the estimated volatility, the estimated fair value of the underlying preferred stock, and to the extent that the number of exercisable shares underlying the warrants were adjustable based on the amount of the Term Loans drawn down or the probability that the Company would draw down on the debt facility. The Company determined the fair values of the warrants as of December 31, 2016 and on an interim basis immediately prior to conversion of preferred stock and warrants into common stock and warrants exercisable for common stock, using the Black‑Scholes option‑pricing model. The following assumptions were used for the respective measurement date(1):

	2011 and
	2012 Series	2013	2014
	Seed	Series B	Series B	Series C
	Warrants	Warrants	Warrants	Warrants
December 31, 2016
Volatility	100.00%	87.00%	114.00%	58.30%
Risk-free interest rate	1.30%	1.80%	2.30%	2.40%
Estimated fair value of underlying shares	$0.89	$1.11	$1.11	1.54
Remaining contractual term (years)	2.6	4.3	7.9	9.8
Expected dividend yield	—%	—%	—%	—%

Immediately prior to conversion
Volatility	119.00%	112.00%	114.00%	116.00%
Risk-free interest rate	1.40%	1.60%	2.10%	2.20%
Estimated fair value of underlying shares	$13.50	$13.50	$13.50	$13.50
Remaining contractual term (years)	2.0	3.7	7.3	9.2
Expected dividend yield	—%	—%	—%	—%

(1)

For purposes of determining the fair value of the warrants to purchase Series C Preferred Stock as of December 31, 2016 and immediately prior to conversion, the Company estimated that there was a 100% probability that it would draw down on the remaining $10.0 million available under the 2014 Debt Facility as of the measurement date, and as such, assumed that the warrants would be exercisable into the maximum number of shares stipulated in the First Amendment. With respect to the aggregate warrant liabilities recorded as of December 31, 2016 and immediately prior to conversion, a change in the assumptions regarding estimated volatility and/or the estimated fair value of the preferred stock could have a significant impact on the resulting fair values of the warrant liabilities.

The following table provides a summary of changes in the fair value of the Company’s warrant liability, which is included as a component of other (income) expense (in thousands):

	Year Ended
	December 31,
	2017	2016

Fair value - January 1,	$1,039	$936
Fair value of 2016 Warrants upon First Amendment	—	225
Change in fair value of warrant liability	1,844	(122)
Reclassification of preferred warrant liability	(2,883)	—
Fair value - December 31,	$—	$1,039

Note 9: Preferred Stock

Adjustment to Conversion Ratios

On July 7, 2017, the Company effected a one-for-5.2083 reverse stock split of the Company’s issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock. The par value per share and authorized shares of common and convertible preferred stock were not adjusted as a result of the reverse stock split.

Convertible preferred stock consisted of the following as of December 31, 2016 (in thousands, except share amounts):

						Common
						Stock
			Shares Issued			Issuable
	Designated		and	Liquidation	Carrying	Upon
	Shares	Issuance Dates	Outstanding	Value	Value	Conversion (1)
Series Seed	11,323,209	December 2009	2,000,001
		October 2010	2,000,003
		February 2012	7,243,205
			11,243,209	$11,243	$11,065	2,158,708
Series A	9,583,432	February 2013	4,791,716
		July 2013	4,791,716
			9,583,432	$11,500	$10,736	1,840,029
Series B	16,597,221	April 2014	15,624,999	$22,500	$22,185	3,000,017
Series B-1	4,629,629	August 2015	4,629,629	$7,000	$6,885	888,894
Series C	43,034,639	April 2016	42,782,688	$67,922	$67,520	8,214,322

(1)

No fractional shares of Common Stock were issuable upon conversion of the preferred stock. In lieu of any fractional shares to which the holder would otherwise be entitled, the Company paid cash equal to such fraction multiplied by the fair market value of a share of common stock as determined in good faith by the Board of Directors of the Company. Whether or not payments for fractional shares would be made upon such conversion was determined on the basis of the total number of shares of preferred stock the holder was at the time converting into common stock and the aggregate number of shares of common stock issuable upon such conversion.

Upon the closing of the Company’s IPO on July 25, 2017, all outstanding shares of convertible preferred stock converted into 16,101,970 shares of the Company’s common stock.  Following the closing of the Company’s IPO, the Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of December 31, 2017, no shares of preferred stock were issued or outstanding.

Series Seed Convertible Preferred Stock

In December 2009, the Company issued an aggregate of 2,000,001 shares of Series Seed Preferred Stock for gross proceeds of $2.0 million or $1.00 per share. In October 2010, the Company issued an aggregate of 2,000,003 shares of Series Seed Preferred Stock to existing investors for gross proceeds of $2.0 million or $1.00 per share. In February 2012, the Company issued an aggregate of 7,243,205 shares of Series Seed Preferred Stock to existing and new investors, which included 6,150,000 shares for gross proceeds of $6.2 million and 1,093,205 shares converted from convertible debt of $1.0 million principal and $93,000 accrued interest. Costs incurred in connection with each of the individual issuances of Series Seed Preferred Stock were $124,000, $39,000 and $15,000 respectively, which have been recorded as a reduction to the carrying amount of the Series Seed Preferred Stock. On July 25, 2017, upon the closing of the Company's IPO, all outstanding shares of Series Seed Convertible Stock converted into 2,158,708 shares of the Company's common stock. As such, there were no outstanding shares of Series Seed Convertible Preferred Stock as of December 31, 2017.

Series A Convertible Preferred Stock

In February 2013, the Company issued 4,791,716 shares of Series A Preferred Stock, at a purchase price of $1.20 per share for gross proceeds of $5.8 million. Additionally, in accordance with the terms of the Series A Preferred Stock Purchase Agreement, investors were granted the right to purchase up to an additional 4,791,716 shares of Series A Preferred Stock, at a price of $1.20 per share, upon the Company meeting certain milestone criteria by December 31, 2013, approval of the Board and approval of the investors holding a majority of the outstanding shares of Series A Preferred Stock. In June 2013, the Board approved waiving one of the milestone events provided for in the Series A Preferred Stock Purchase Agreement. Accordingly, the second tranche of Series A Preferred Stock closed on July 15, 2013 and the Company issued 4,791,716 shares of Series A Preferred Stock for gross proceeds of $5.8 million, or $1.20 per share. Costs incurred in connection with the issuance of the Series A Preferred Stock were $93,000, which have been recorded as a reduction in the carrying amount of the Series A Preferred Stock. On July 25, 2017, upon the closing of the Company's IPO, all outstanding shares of Series A Convertible Stock converted into 1,840,029 shares of the Company's common stock. As such, there were no outstanding shares of Series A Convertible Preferred Stock as of December 31, 2017.

Series B Convertible Preferred Stock

In April 2014, the Company issued 15,624,999 shares of Series B Preferred Stock for gross proceeds of $22.5 million or $1.44 per share which included conversion of the outstanding principal and interest on the 2013 Notes (See Note 7) of $5.1 million, which converted into 3,562,785 shares of Series B Preferred Stock pursuant to the terms of the Notes. Costs incurred in connection with the issuance of the Series B Preferred Stock were $315, which have been recorded as a reduction in the carrying amount of the Series B Preferred Stock. On July 25, 2017, upon the closing of the Company's IPO, all outstanding shares of Series B Convertible Stock converted into 3,000,017 shares of the Company's common stock. As such, there were no outstanding shares of Series B Convertible Preferred Stock as of December 31, 2017.

Series B‑1 Convertible Preferred Stock

On August 17, 2015, the Company issued 4,629,629 shares of Series B‑1 Senior Convertible Preferred Stock (“Series B‑1 Preferred Stock”) for gross proceeds of $7.0 million or $1.512 per share. Costs incurred in connection with the issuance of the Series B‑1 Preferred Stock were $115,000, which have been recorded as a reduction in the carrying amount of the Series B‑1 Preferred Stock. On July 25, 2017, upon the closing of the Company's IPO, all outstanding shares of Series B-1 Convertible Stock converted into 888,894 shares of the Company's common stock. As such, there were no outstanding shares of Series B-1 Convertible Preferred Stock as of December 31, 2017.

Series C Convertible Preferred Stock

On April 5, 2016, the Company issued 42,782,688 shares of Series C Preferred Stock for gross proceeds of $67.9 million or $1.5876 per share. Costs incurred in connection with the issuance of the Series C Preferred Stock were $402,000, which have been recorded as a reduction in the carrying amount of the Series C Preferred Stock. On July 25, 2017, upon the closing of the Company's IPO, all outstanding shares of Series C Convertible Stock converted into 8,214,322 shares of the Company's common stock. As such, there were no outstanding shares of Series C Convertible Preferred Stock as of December 31, 2017.

Terms Applicable to Each Series of Preferred Stock

The Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series B‑1 Preferred Stock and Series C Preferred Stock are classified outside of stockholders’ equity (deficit) because the shares contain certain redemption features that are not solely within the control of the Company.

The rights, preferences, and privileges of the preferred stock were as follows:

Voting—Preferred stockholders were entitled to vote on all matters and are entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock was then convertible.

Dividends—Preferred stockholders are entitled to receive, when and if declared by the Board out of any funds legally available, dividends at the rate of 8% of the original issue price per share. No such dividends were declared or paid through December 31, 2017.

Liquidation Rights— Prior to the IPO, upon any liquidation, dissolution, or winding‑up of the Company, whether voluntary or involuntary, each holder of the then outstanding Series C Preferred Stock and then Series B Preferred Stock and Series B‑1 Preferred Stock was entitled to distribution, before any distribution of payments is made to holders of Series Seed Preferred Stock or Series A Preferred Stock or common stockholders, an amount equal to the greater of (i) (A) in the case of the Series C Preferred Stock, $1.5876 per share (B) in the case of the Series B Preferred Stock, $1.44 per share and (C) in the case of the Series B‑1 Preferred Stock, $1.512 per share, plus, in each case, any declared but unpaid dividends and (ii) the amount such holder would have received if such holder had converted its shares into common stock immediately prior to such liquidation, dissolution, or winding‑up of the Company. After the payment of the preferential amounts to the holders of the Series C Preferred Stock, then Series B Preferred Stock and the Series B‑1 Preferred Stock, the holders of the Series Seed Preferred Stock and Series A Preferred Stock were entitled to a distribution of an amount equal to the greater of (i) (A) in the case of the Series Seed Preferred Stock $1.00 per share, (B) in the case of the Series A Preferred Stock $1.20 per share, plus, in each case, an amount equal to all declared but unpaid dividends; and (ii) the amount such holder would have received if such holder had converted its shares into common stock immediately prior to such liquidation, dissolution, or winding‑up of the Company.

If there were insufficient assets legally available to make the distribution to the holders of the Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock, and Series C Preferred Stock in full, then the available assets would have been distributed on a pro rata basis, first to the holders of the Series C Preferred Stock and then to Series B Preferred Stock and Series B-1 Preferred Stock, then any remaining assets available will be distributed on a pro rata basis to the holders of the Series Seed Preferred Stock and Series A Preferred Stock. Any remaining assets legally available for distribution after satisfaction of the liquidation preferences of the preferred stock would have been distributed to the holders of common stock on a pro-rata basis based upon the number of shares of common stock held by the common stockholders.

Conversion—Each share of preferred stock was convertible into common stock, at any time, at the option of the holder, at the then applicable conversion rate for each series of preferred stock and subject to adjustment in accordance with anti‑dilution provisions. Following the Company’s reverse stock split on July 7, 2017, each share of preferred stock was convertible into 0.1920 shares of common stock. Each share of preferred stock would automatically convert into common stock at the then applicable conversion rate for each series of preferred stock upon the earlier of (i) the closing of the Company’s first underwritten public offering of its common stock in which the Company receives aggregate gross proceeds of at least $30.0 million, and that is listed on the New York Stock Exchange or Nasdaq Stock Market or (ii) a date specified by vote or written consent of the majority of the outstanding preferred stock. In addition, in the event that any holder of at least 500,000 shares of preferred stock did not participate in a Qualified Financing, as defined in the Company’s Certificate of Incorporation, as restated from time to time (the “Charter”), effective upon the consummation of the Qualified Financing, a portion of the holder’s preferred stock (as determined in accordance with the Charter) would automatically convert into a new series of preferred stock with the conversion price for such new series fixed at the applicable conversion price in effect immediately prior to the consummation of the Qualified Financing, and such conversion price would be subject to any adjustment thereafter.

Note 10: Common Stock

Common Stock

The Company was authorized to issue up to 120,000,000 and 110,251,951 shares of common stock with a $0.001 par value per share as of December 31, 2017 and 2016, respectively. The Company had 24,538,309 and 1,181,429 shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively.

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Each election of directors by our stockholders will be determined by a plurality of the votes cast by the stockholders entitled to vote on the election. Holders of common stock are entitled to receive proportionately any dividends as may be declared by our board of directors, subject to any preferential dividend rights of outstanding preferred stock.

In the event of our liquidation or dissolution, the holders of our common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any of our outstanding preferred stock. Holders of our common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to and may be adversely affected by the rights of the holders of shares of any series of our preferred stock that we may designate and issue in the future.

Voting, dividend and liquidation rights of the holders of the common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share. The holders of outstanding shares of common stock, voting together as a single class, shall be entitled to elect one director. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of a majority of the outstanding shares of common stock and preferred stock voting together as a single class.

Dividends—Subject to the payment in full of all preferential dividends to which the holders of the preferred stock are entitled hereunder, the holders of common stock shall be entitled to receive dividends out of funds legally available therefor at such times and in such amounts as the Board may determine in its sole discretion, with holders of preferred stock and common stock sharing pari passu in such dividends.

Liquidation Rights—Upon any liquidation, after the payment or provision for payment of all debts and liabilities of the Company and all preferential amounts to which the holders of preferred stock are entitled with respect to the distribution of assets in liquidation, the holders of common stock shall be entitled to share ratably in the remaining assets of the Company available for distribution.

Reverse Stock Split

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

Reserved Shares

As of December 31, 2017 and 2016, the Company has reserved shares of common stock for potential conversion of the outstanding convertible preferred stock, convertible preferred stock issuable upon exercise of rights under warrants and exercise of stock options as follows (see Note 11):

	December 31,	December 31,
	2017	2016

Convertible preferred stock	—	16,101,970
2013 Warrant rights to acquire Series B Preferred Stock	—	133,327
2014 Warrant rights to acquire Series B Preferred Stock	—	53,333
2016 Warrant rights to acquire Series C Preferred Stock (1)	—	48,374
2011 Warrant rights to acquire Series Seed Preferred Stock	—	15,360
Warrant rights to acquire Common Stock	113,328	—
2009 stock option plan	2,868,449	3,533,726
2017 stock option plan	2,025,633	—
Total	5,007,410	19,886,090

(1)

As of December 31, 2016, warrants outstanding to acquire Series C Preferred Stock were not exercisable into shares of Series C Preferred Stock; however, upon draw down of Term Loan B, the warrants became exercisable for 48,374 shares of common stock, which for comparative purposes represents 251,951 shares of Series C Preferred Stock on a pre-converted basis.

Note 11: Stock-based Compensation

A summary of option activity for employee and non-employee consultant awards under the 2009 Plan and the 2017 Plan for the year ended December 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2017	3,195,469	$3.26	8.6	$1,200
Granted	973,492	16.88
Exercised	(248,334)	1.70
Forfeited	(181,699)	2.80
Outstanding at December 31, 2017	3,738,928	$6.93	8.4	$44,578
Vested at December 31, 2017	3,738,928	$6.93	8.4	$44,578
Options exercisable at December 31, 2017	1,692,918	$3.74	7.8	$24,963

The assumptions used in determining fair value of the stock options granted in the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	102% - 122%	106% - 110%	106% - 115%
Risk-free interest rate	1.81% - 2.29%	1.21% - 1.45%	1.49% - 2.24%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.04 - 9.82	5.62 - 6.18	5.87 - 9.46

The Company derived the risk-free interest rate assumption from the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the expected term of options using the simplified method, as the Company lacks relevant historical data due to the Company’s limited operating experience. The estimated volatility is based upon the historical volatility of comparable companies with publicly available share prices. The impact of forfeitures on compensation expense is recorded as they occur.

The weighted average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $13.87,  $2.71 and $4.17, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. As of December 31, 2017, there was $15.4 million of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted-

average period of 3.11 years. Stock-based compensation expense was classified in the consolidated statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015

Research and development	$1,267	$461	$161
General and administrative	2,304	1,608	477
Total	$3,571	$2,069	$638

The Company received cash proceeds from the exercise of stock options of $423,000, $0 and $104,000 during the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised for the year ended December 31, 2017, 2016 and 2015 was $4.7 million, $0 and $552,000, respectively.

Note 12: Income Taxes

The Company has had no income tax expense due to operating losses incurred for the years ended December 31, 2017 and 2016. The Company has also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

Tax Reform Language Definition—On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2017	2016
Federal statutory income tax rate	35.0%	35.0%
Effect of:
Change in valuation allowance	3.5	(42.3)
Impact of change in tax laws	(42.5)	—
State income taxes, net of federal benefit	3.9	4.7
Research and development tax credits	3.2	3.1
Other	(3.1)	(0.5)
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	$33,689	$36,280
Research and development tax credit carryforwards	4,470	2,940
Start-up costs and other	2,024	1,807
Total deferred tax assets	40,183	41,027
Depreciation and amortization	(9)	8
Total deferred tax liabilities	(9)	8
Valuation allowance	(40,174)	(41,035)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2017 and 2016. The valuation allowance decreased by $0.9 million in 2017 due to the tax legislation included in the Tax Act and increased by $14.6 million in 2016 due to an increase in the net operating loss carryforwards and research and development tax credits. Management reevaluates the positive and negative evidence at each reporting period.

At December 31, 2017 and 2016, the Company has federal net operating loss carryforwards of $120.9 million and $85.3 million, respectively, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030 through 2037. At December 31, 2017 and 2016, the Company has state net operating loss carryforwards of $104.0 million and $80.5 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2030 through 2037. As of December 31, 2017 and 2016, the Company also had federal and state research and development credit carryforwards of approximately $4.5 million and $2.9 million, respectively, which are available to reduce future income taxes, if any, from 2030 through 2037 (federal) and 2025 through 2032 (state).

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company files its corporate income tax returns in the United States and Massachusetts, California, Kentucky, Pennsylvania, New York,

North Carolina, Texas and New Hampshire. All tax years since the date of incorporation remain open to examination by the major taxing jurisdictions (state and federal) to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (‘‘IRS’’) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax year.

As of December 31, 2017, 2016 and 2015 the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2017, 2016 and 2015.

Note 13: Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders were calculated as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015

Numerator:
Net loss attributable to common stockholders	$(42,211)	$(33,167)	$(16,682)

Denominator:
Weighted average shares outstanding—basic and diluted	6,903,239	1,181,429	1,120,268

Net loss per share attributable to common stockholders—basic and diluted	$(6.11)	$(28.07)	$(14.89)

The Company’s potential dilutive securities, which include stock options, warrants to purchase common stock as of December 31, 2017 and stock options, warrants to purchase preferred stock and convertible preferred stock as of December 31, 2016 and 2015, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders are the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2017	2016	2015

Convertible preferred stock (as converted to common stock)	—	16,101,970	7,887,642
Options to purchase common stock	3,738,928	3,195,469	1,546,155
Stock warrants (1)	113,328	250,394	202,020
	3,852,256	19,547,833	9,635,817

(1)

Stock warrants outstanding as of December 31, 2016 include warrants to purchase Series C Preferred Stock for which the underlying shares included above of 48,374 are only exercisable upon the Company’s draw down of the full amount of Term Loan B of $10.0 million.

Note 14: Commitments and Contingencies

Leases—The Company entered into a three‑year lease agreement for its headquarters on September 30, 2013, with a commencement date of February 1, 2014. As part of the terms of the lease agreement, the landlord agreed to fund certain improvements to the Company’s facility. The amount funded by the landlord was $78,000 and has been recorded as a liability which is being amortized as a reduction of rent expense over the term of the lease.

On June 30, 2016, the lease was amended to extend the term from January 31, 2017 to January 31, 2019. In connection with the lease agreement, the Company issued a letter of credit to the landlord for $84,000. The Company secured the letter of credit using restricted cash for the full amount of the letter. The restricted cash as of December 31, 2017 and 2016 is included in other noncurrent assets in the accompanying consolidated balance sheets. Total rent expense for the lease for the years ended December 31, 2017, 2016 and 2015, which is recorded on a straight‑line basis, was $388,000, $338,000 and $321,000, respectively.

As of December 31, 2017, future minimum commitments due under the lease are as follows (in thousands):

Years Ending December 31,
2018	$410
2019	34
Total minimum lease payments	$444

License Agreement — In 2009, the Company entered into an exclusive license agreement with The Johns Hopkins University (“JHU”), as amended in November 2012, May 2014, August 2014 and October 2014, which licensed to the Company a portfolio of specified patent rights and remains in full force and effect. Pursuant to the terms of the agreement, as amended, the Company agreed to pay an initial license fee, minimum annual payments beginning in 2017, certain development and commercial milestone payments, royalties on product sales and reimburse all or a portion of the costs associated with the preparation, filing, prosecution and maintenance of the agreed-upon patents and patent applications to JHU (“Prosecution Costs”).

After 2016 and until the first commercial sale of product, the minimum annual payment will be $38,000. If the Company achieves the first commercial sale of the product in the United States, European Union, or Japan, the annual minimum payment will increase to $113,000. The Company is obligated to pay JHU low single‑digit running royalties based upon a percentage of net sales of the licensed products. The Company also has an obligation to pay JHU certain one‑time development and commercial milestone payments. The Company recorded research and development expenses related to the JHU agreement of $139,000, $169,000 and $152,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

In 2015, the Company entered into a non‑exclusive license agreement with Massachusetts Eye and Ear Infirmary (“MEEI”), which licensed to the Company a certain questionnaire called “Symptom Assessment in Dry Eye” for use in its clinical trials. Pursuant to the terms of the agreement, the Company agreed to pay an initial license fee of $10,000. Beginning in 2016, the Company was also obligated to pay an annual payment of $5,000. The agreement terminates in 2018.

The Company’s minimum obligations due under its license agreements as of December 31, 2017, are as follows (in thousands):

Year Ended December 31,
2018	43
2019	38
2020	—
Total minimum license payments	$81

The Company entered into a commercial supply agreement with Catalent Pharma Solutions, LLC to manufacture commercial supplies of INVELTYS and KPI-121 0.25%, with annual minimum purchase requirements. Under the minimum unit purchase requirements, if both INVELTYS and KPI-121 0.25% are approved for commercial sale, the Company has a minimum payment obligation in the first 12-month period of approximately $1.5 million, along with certain fees in connection with validation and stability test services and commercialization ramp-up.

Litigation—The Company is not currently subject to any material legal proceedings.

Guarantees and Indemnifications—The Company’s Certificate of Incorporation authorizes the Company to indemnify and advance expenses to its officers and directors and agents to the fullest extent permitted by law. The Company leases office space under a non-cancelable operating lease. Under the lease the Company is required to indemnify the landlord against claims, actions, or damages incurred in connection with, among other items, the Company’s occupancy and use of the premises.

The Company’s equity agreements and certain other arrangements include standard indemnifications against claims, actions, or other matters that may arise in connection with these arrangements.

As of December 31, 2017, 2016 and 2015, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and has no amount accrued related to these contingencies. The Company does not expect these indemnifications to have a material adverse effect on these consolidated financial statements.

Note 15: Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the ‘‘401(k) Plan’’) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits.

In January 2017, the Board approved a discretionary matching contribution to be made under the 401(k) Plan in an amount equal to 50% of the first 2% of compensation contributed to the 401(k) Plan by each participant. The Company made matching contributions of $83,000 to the 401(k) Plan during for the year ended December 31, 2017.

Note 16: Related Parties

The Company has engaged in the following related‑party transactions:

A founder, who is also a stockholder and director, served as a consultant to the Company. The individual is employed by a university, which has no relationship to the Company. For the years ended December 31, 2017, 2016 and 2015 the Company paid the individual $35,000, $60,000 and $60,000, respectively, for the consulting services which are included in research and development expense in the accompanying consolidated statements of operations. Immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for the Company’s IPO in July 2017, the Company terminated the consulting services agreement with the individual.

Note 17: Selected Quarterly Financial Data

Selected quarterly financial data is as follows (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(in thousands, except per share data)
Total operating expenses	$5,076	$9,650	$9,747	$8,196
Total other income (expense)	(176)	(203)	80	(199)
Net loss attributable to common stockholders	$(5,252)	$(9,853)	$(9,667)	$(8,395)
Net loss per share attributable to common stockholders—basic and diluted	$(4.45)	$(8.34)	$(8.18)	$(7.11)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	(in thousands, except per share data)
Total operating expenses	$9,571	$9,630	$9,534	$11,140
Total other income (expense)	(188)	(1,356)	(642)	(150)
Net loss attributable to common stockholders	$(9,759)	$(10,986)	$(10,176)	(11,290)
Net loss per share attributable to common stockholders—basic and diluted	$(8.26)	$(9.30)	$(0.56)	(0.46)

Note 18: Subsequent Events

On February 28, 2018, the Company entered into a Lease Agreement (the “Watertown Lease”) with 480 Arsenal Group LLC (“the Arsenal Group”) for the lease of a portion of the building located at 490 Arsenal Way Watertown, Massachusetts consisting of 66,052 rentable square feet at an initial rate of $53 per square foot and annual increases of 3% for the next 7 years. The initial term of the Watertown Lease is 8 years. The Company expects to occupy the premises by the end of 2018. The Company plans to use the premises as its new corporate headquarters and for research and development.

In connection with the Watertown Lease, the Company issued a letter of credit to the Arsenal Group for $2.0 million. The Company secured the letter of credit using restricted cash for the full amount of the letter.

On March 15, 2018, the Company entered into a Lease Agreement (the “Waverley Oaks Lease”) with Duffy Associates, LLC for the lease of a portion of the building located at 465 Waverely Oaks Road Suite 301, Waltham, Massachusetts consisting of 6,294 rentable square feet at a rate of $32 per square foot. The term of the Waverley Oaks Lease is one year. The Company plans to use this location for additional corporate offices before moving to its new corporate headquarters in Watertown, MA.

On March 29, 2018, the Company entered into a third amendment (“the Third Amendment”) to the 2014 Debt Facility. The Third Amendment reaffirmed the prior commitment of $20 million in funding, or Term Loan A, and extended the interest-only end date for 12 months following the execution of the Third Amendment. In addition, the total borrowing capacity was increased by an additional $5 million (“Term Loan B”) subject to the following conditions: (i) the minimum borrowing amount is $250,000 for each incremental borrowing under Term Loan B; (ii) The Term Loans, once repaid, may not be re‑borrowed; (iii) the Company may prepay the Term Loans subject to the payment of a prepayment fee ranging from 0.3% to 0.9%; and (iv) the commitment to fund Term Loan B is contingent upon the Company receiving FDA approval of INVELTYS. Funding under the Term Loan B commitment is available for 12 months following the execution of the Third Amendment. The maturity date of the 2014 Debt Facility was also extended from October 13, 2020 to March 29, 2022.