Form 10-Q
period 2018-03-31
Kala Pharmaceuticals, Inc.
filed 2018-05-10
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 24,562,400 shares of Common Stock, $0.001 par value per share, outstanding as of May 9, 2018.

PART I – FINANCIAL INFORMATION

Item  1 Financial Statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash	$100,525	$114,565
Prepaid expenses and other current assets	889	648
Total current assets	101,414	115,213
Property and equipment, net	1,079	786
Right-of-use asset	320	413
Restricted cash	2,176	134
Total assets	$104,989	$116,546
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$974	$1,202
Accrued expenses	3,698	6,606
Lease liabilities	300	397
Current portion of long-term debt	—	6,667
Total current liabilities	4,972	14,872
Long-term liabilities:
Long-term debt - less current portion	19,746	11,987
Other long-term liabilities	—	8
Total long-term liabilities	19,746	11,995
Total liabilities	24,718	26,867
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2018 and December 31, 2017; no shares issued or outstanding as of March 31, 2018 or December 31, 2017	—	—
Common stock, $0.001 par value - 120,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 24,556,094 and 24,538,309 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	225,914	224,025
Accumulated deficit	(145,668)	(134,371)
Total stockholders’ equity	80,271	89,679
Total liabilities and stockholders' equity	$104,989	$116,546

See accompanying notes to these unaudited condensed consolidated financial statements.

 KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017

Operating expenses:
Research and development	$5,657	$8,039
General and administrative	5,482	1,532
Total operating expenses	11,139	9,571
Loss from operations	(11,139)	(9,571)
Other income (expense):
Interest income	209	46
Interest expense	(367)	(198)
Change in fair value of warrant liability	—	(36)
Total other income (expense)	(158)	(188)
Net loss	$(11,297)	$(9,759)
Net loss per share—basic and diluted	$(0.46)	$(8.26)
Weighted average shares outstanding—basic and diluted	24,542,428	1,181,429

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(11,297)	$(9,759)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	81	69
Amortization of right-of-use asset	93	87
Change in fair value of warrant liability	—	36
Amortization of debt discount	31	28
Stock-based compensation	1,861	522
Loss on disposal of fixed asset	4	—
Change in operating assets and liabilities
Prepaid expenses and other current assets	(241)	(92)
Accounts payable	(229)	1,191
Accrued expenses	(2,916)	(1,370)
Lease liabilities	(97)	(87)
Other long-term liabilities	—	18
Net cash used in operating activities	(12,710)	(9,357)
Cash flows from investing activities:
Purchases of property and equipment	(377)	(72)
Net cash used in investing activities	(377)	(72)
Cash flows from financing activities:
Proceeds from venture debt, net of debt issuance costs of $50	2,728	—
Payment of principal on venture debt	(1,667)	—
Payment of deferred offering costs	—	(19)
Proceeds from exercise of stock options	28	—
Net cash providing by (used in) financing activities	1,089	(19)
Net decrease in cash and restricted cash	(11,998)	(9,448)
Cash and restricted cash at beginning of period	114,699	45,581
Cash and restricted cash at end of period	$102,701	$36,133

Reconciliation of cash and restricted cash:
Cash and restricted cash at end of period	$102,701	$36,133
Less restricted cash	(2,176)	(109)
Cash at end of period	$100,525	$36,024

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accruals	$—	$613
Cash paid for interest	$406	$170

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is engaged in research and development activities, raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high‑risk, early‑stage research and development of pharmaceutical product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to raise additional capital in order to fund ongoing and future research and development, obtain regulatory approval of its product candidates, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

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

Liquidity— Since inception, we have incurred significant losses from operations and negative cash flows from operations. As of March 31, 2018, we had an accumulated deficit of $145.7 million. We have not generated any revenues to date from product sales and have financed operations primarily through the IPO, private placements of preferred stock, convertible debt financings and borrowings under credit facilities. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials. The Company expects to continue to incur significant expenses and operating losses over the next several years. Net losses may fluctuate significantly from quarter to quarter and year to year.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes that its existing cash on hand as of March 31, 2018, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued.  This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates relied upon in preparing these condensed consolidated financial statements relate to, but are not limited to, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock compensation, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

Net Loss per Share—Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants.

The Company applies the two-class method to calculate basic and diluted net loss per share attributable to common stockholders as its warrants to purchase common stock are participating securities.

The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company has been in a net loss position and the warrant holders do not participate in losses.

Basic and diluted shares outstanding are the same for each period presented as all common stock equivalents would be antidilutive due to the net losses incurred.

Unaudited Interim Financial Information—The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Kala Pharmaceuticals, Inc. and its wholly owned subsidiary, Kala Pharmaceuticals Security Corporation, which was established in November 2017. All intercompany transactions and balances have been eliminated in consolidation.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three month period ended March 31, 2018 other than those noted below.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company’s facilities operating leases have lease and non-lease components which the Company has elected to account for as one single lease component. The lease component results in a right-of-use asset being recorded on the balance sheet and amortized as lease expense on a straight-line basis to the statements of operations.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company has adopted this new standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016‑15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company has adopted this new standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides guidance to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use assets and corresponding lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company elected to early adopt ASU 2016-02, effective January 1, 2018, as permitted in the guidance. The standard has been implemented using the required modified retrospective approach and the Company has also elected to utilize the available practical expedients. In using the modified retrospective approach, the Company was required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Prior period results have been restated resulting in a material impact on the condensed consolidated balance sheets and the condensed consolidated statement of cash flows. The adoption of this standard did not have a material impact on the condensed consolidated statement of operations. The impact on the consolidated balance sheet as of December 31, 2017 and the condensed consolidated statement of cash flows for the three months ended March 31, 2017 is shown below.

Impact to Previously Reported Results

From December 31, 2017 consolidated balance sheet (in thousands):

		New Lease
	As Previously	Standard
	Reported	Adjustment	As Restated
Right-of-use asset	$—	$413	$413
Accrued expenses	$6,589	$17	$6,606
Other current and long-term liabilities	$9	$(1)	$8
Lease liabilities	$—	$397	$397

For the three months ended March 31, 2017 condensed consolidated statement of cash flows (in thousands):

		New Lease
	As Previously	Standard
	Reported	Adjustment	As Restated
Amortization of right-of-use asset	$—	$87	$87
Lease liabilities	$—	$(87)	$(87)

3. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2018	2017

Development costs	$1,356	$3,054
Compensation and benefits	951	2,402
Professional fees	707	666
General and administrative consulting	493	229
Other	191	255
Accrued expenses	$3,698	$6,606

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LEASES

The Company entered into a three‑year lease agreement for its headquarters on September 30, 2013, with a commencement date of February 1, 2014. On June 30, 2016, the lease was amended to extend the term from January 31, 2017 to January 31, 2019. In connection with the lease agreement, the Company issued a letter of credit to the landlord for $84,000. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash. The restricted cash as of March 31, 2018 is included in other noncurrent assets in the accompanying balance sheets. With the adoption of ASU 2016-02, the Company has recorded a right-of-use asset and corresponding lease liability.

On February 28, 2018, the Company entered into a lease agreement with 480 Arsenal Group LLC (“the Arsenal Group”) for the lease of a portion of the building located at 490 Arsenal Way Watertown, Massachusetts (the “Watertown Lease”). The initial term of the Watertown Lease is eight years with an option to extend for an additional five years. The Company expects to occupy the premises by the end of 2018. The Company plans to use the premises as its new corporate headquarters and for research and development. The Company has not yet occupied this space as it is being renovated for the Company’s use. The Company has concluded that it does not control the space as defined in ASU 2016-02 during the construction period and does not expect to gain control of the space until on or near construction completion and, as such, a right-of-use asset and corresponding lease liability have not been recorded.

In connection with the Watertown Lease, the Company issued a letter of credit to the Arsenal Group for $2.0 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash. The restricted cash as of March 31, 2018 is included in other noncurrent assets in the accompanying balance sheets.

On March 15, 2018, the Company entered into a lease agreement with Duffy Associates, LLC for the lease of a portion of the building located at 465 Waverley Oaks Road Suite 301, Waltham, Massachusetts (the “Waverley Oaks Lease”). The term of the Waverley Oaks Lease is one year, and as such a right-of-use asset and corresponding lease liability has not been recorded. The Company plans to use this location for additional corporate offices before moving to its new corporate headquarters in Watertown, MA.

The components of lease expense and related cash flows were as follows (in thousands):

	For the three months ended March 31,
	2018	2017
Lease cost
Operating lease cost	$99	$97
Short-term lease cost	9	—
Total lease cost	$108	$97

Operating cash flows from operating leases	$102	$97

As of March 31, 2018 and December 31, 2017, the remaining lease term on the operating lease was 0.84 years and 1.08 years, respectively. As of March 31, 2018 and December 31, 2017, the discount rate was 6.50%.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum commitments due under these lease agreements as of March 31, 2018 are as follows (in thousands):

Years Ending December 31,	Operating Lease Obligation (1)	Other Lease Obligations (2)	Total
2018 (remaining nine months)	$274	$151	$425
2019	34	34	68
2020	—	—	—
2021	—	—	—
2022	—	—	—
Present value adjustment	(8)	—	(8)
Total minimum lease payments	$300	$185	$485

(1)	Future minimum lease payments under the Company’s operating lease for its current corporate headquarters and lab space in Waltham, Massachusetts.
(2)

Future minimum lease payments under the Company’s operating lease for the Waverley Oaks Lease. Excluded from the table above is the February 28, 2018 lease agreement entered into for the new corporate headquarters and lab space in Watertown, Massachusetts which the Company has concluded that it does not control the space during the construction period and does not expect to gain control of the space until on or near construction completion.

5. DEBT

2014 Debt Facility

In November 2014, the Company entered into a venture debt facility (“2014 Debt Facility”) for a total loan commitment of $10.0 million. On October 13, 2016, the Company entered into a First Amendment to the 2014 Debt Facility the (“First Amendment”), which reaffirmed the initial commitment to a total of $10.0 million of funding (“Term Loan A”) and increased the Company’s total borrowing capacity by an additional $10.0 million (“Term Loan B” and together with Term Loan A, “Term Loans”). On September 28, 2017, the Company drew the additional $10.0 million available under Term Loan B. On November 22, 2017, the Company entered into a Second Amendment to the 2014 Debt Facility to account for the formation of the Company’s wholly-owned subsidiary. On March 29, 2018, the Company entered into a Third Amendment to the 2014 Debt Facility the (“Third Amendment”), which reaffirmed the initial commitment to a total of $20.0 million of funding (“Term Loan A”), increased the Company’s total borrowing capacity by an additional $5.0 million and extended the interest-only end date for 12 months following the execution of the Third Amendment. The maturity date of the 2014 Debt Facility was also extended from October 13, 2020 to March 29, 2022. Under the terms of the facility, the borrowings accrue interest at an annual rate equal to 3.00% above the Prime Rate then in effect. The interest rate was 7.75% as of March 31, 2018 and 7.50% as of December 31, 2017.

The unpaid principal balance under the 2014 Debt Facility was $20.0 million and $18.9 million as of March 31, 2018 and December 31, 2017, respectively. The unamortized discount was $254,000 and $235,000 as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized interest expense of $367,000 and $198,000, respectively, which consisted of amortization of the debt discount of $31,000 and $28,000 and the contractual coupon interest of $336,000 and $170,000, respectively.

The 2014 Debt Facility, as amended, is senior debt and is secured by substantially all of the assets of the Company other than intellectual property. The Company’s ability to pay cash dividends is currently restricted by the

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In connection with its borrowings under the 2014 Debt Facility the Company issued preferred stock warrants. Upon each issuance of such preferred stock warrants, the Company estimated the fair value using the Black‑Scholes option‑pricing model, and recorded the estimated fair value as a liability separate from the loan balance, and an additional debt discount included within long‑term debt that is amortized to interest expense over the term of the loan using the effective interest method. The initial fair value of all issuances of such preferred stock warrants on an aggregate basis was $365,000. Upon the Company's IPO on July 25, 2017, all of the underlying preferred stock warrants were converted into warrants for common stock (see Note 6), and the warrant liability was re-measured to fair value and reclassified to additional paid-in capital.

The future annual principal payments due under the 2014 Debt Facility as of March 31, 2018 were as follows (in thousands):

Years Ending December 31,
2018 (remaining nine months)	$—
2019	5,000
2020	6,667
2021	6,667
2022	1,666
Total	$20,000

6. WARRANTS

The Company has issued warrants in connection with debt transactions that were completed prior to 2014. Upon the completion of the IPO, the Company’s outstanding warrants to purchase preferred stock converted into warrants to purchase common stock.

The following table summarizes the common stock warrants outstanding, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	March 31,	December 31,
Issued	Price	Date	From	2018	2017
2013	$7.50	April 2021	July 2017	82,816	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
				113,328	113,328

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company classifies fair value based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including estimates and assumptions developed by the Company, reflective of those that a market participant would use, as inputs to certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The carrying value of accounts payable and accrued expenses approximate their fair value due to the short‑term nature of these assets and liabilities. Management believes that the Company’s long‑term debt (See Note 5) bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value of long‑term debt, including the current portion, also approximates its fair value. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement. There were no transfers between fair value measurement levels during the three months ended March 31, 2018 or March 31, 2017.

The Company has historically classified the value of the warrant liability as Level 3 measurements within the fair value hierarchy because the fair value is derived using significant unobservable inputs, which included the estimated volatility, the estimated fair value of the underlying preferred stock, and to the extent that the number of exercisable shares underlying the warrants were adjustable based on the amount of the Term Loans drawn down or the probability that the Company would draw down on the debt facility. Upon the completion of the IPO, the Company’s outstanding warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrant liability to additional paid-in capital. All warrants are currently classified as equity and their fair value is not recorded or re-measured.

The following table provides a summary of changes in the fair value of the Company’s warrant liability, which is included as a component of other (income) expense (in thousands) which was remeasured to the fair value at the date of the IPO and reclassified to additional paid-in capital:

	Three Months Ended
	March 31,
	2018	2017
	Warrant	Warrant
	Liability	Liability

Fair value - January 1,	$—	$1,039
Change in fair value of warrant liability	—	36
Fair value - March 31,	$—	$1,075

8. STOCK‑BASED COMPENSATION

Stock Incentive Plans—In December 2009, the Board adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors.

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective and no further stock options or other awards will be made under the 2009 Plan. The 2017 Plan was established to provide equity based ownership opportunities for employees, officers, directors, consultants, and advisors. As of March 31, 2018, there were 1,368,715 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to an additional 2,832,362 shares, which is the number of shares issuable pursuant to outstanding awards granted under the 2009 Plan.

Also approved under the 2017 Plan is an annual increase for each of the years through December 31, 2027, equal to the least of (i) 3,573,766 shares of Common Stock, (ii) 4% of the shares of Common Stock outstanding on December 31 of the prior year and (iii) an amount determined by the Board.

Under the plans, the Board determined the number of shares of common stock to be granted pursuant to the awards, as well as the exercise price and terms of such awards. The exercise price of incentive stock options could not be less than the fair value of the common stock on the date of grant. Stock options awarded under the plans expire 10 years after the grant date, unless the Board sets a shorter term. Options granted under the plans generally vest over a four‑year period. A portion of the unvested stock options will vest upon the sale of all or substantially all of the stock or assets of the Company.

In the past, the Company had granted stock options which contain performance‑based vesting criteria. These criteria were milestone events that were specific to the Company’s corporate goals. Stock‑based compensation expense associated with performance‑based stock options is recognized if the achievement of the performance condition is considered probable using management’s best estimates. As of March 31, 2018 there were no performance-based awards outstanding.

The Company granted no stock options to non‑employee consultants for the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018 and 2017, the Company recognized $11,000 and $15,000, respectively, in stock compensation expense related to non‑employee consultants.

A summary of option activity for employee and non‑employee awards under the 2009 Plan and the 2017 Plan for the three months ended March 31, 2018 is as follows (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2018	3,738,928	$6.93	8.4	$44,578
Granted	791,170	12.90
Exercised	(17,785)	1.58
Forfeited	(23,198)	5.99
Outstanding at March 31, 2018	4,489,115	$8.01	8.4	$37,709
Vested or expected to vest at March 31, 2018	4,489,115	$8.01	8.4	$37,709
Options exercisable at March 31, 2018	1,899,615	$4.03	7.5	$22,408

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records stock‑based compensation related to stock options granted at fair value. The Company utilizes the Black‑Scholes option‑pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock‑based payment awards represent management’s best estimates. There were no stock options granted during the three months ended March 31, 2017. The assumptions used in determining fair value of the stock options granted in the three months ended March 31, 2018 are as follows:

Three Months Ended March 31,
2018
Expected volatility	82.96% - 83.45%
Risk-free interest rate	2.63% - 2.71%
Expected dividend yield	0%
Expected term (in years)	5.81 - 6.06

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

During the three months ended March 31, 2018, the weighted average grant‑date fair value of options granted was $9.25. The fair value is being expensed over the vesting period of the options on a straight‑line basis as the services are being provided. As of March 31, 2018, there was $21.4 million of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted‑average period of 3.26 years.

Employee Stock Purchase Plan—In 2017, the Company approved the 2017 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The initial six-month period will not commence until January 1, 2019.

Reserved Shares—As of March 31, 2018 and December 31, 2017, the Company had reserved the following shares of common stock issuable upon exercise of rights under equity compensation plans:

	March 31,	December 31,
	2018	2017

2017 Employee Stock Purchase Plan	223,341	223,341
2009 Plan	2,832,362	2,868,449
2017 Plan	3,025,468	2,025,633
Total	6,081,171	5,117,423

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based Compensation Expenses—Stock‑based compensation expense was classified in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Research and development	$639	$187
General and administrative	1,222	335
Total	$1,861	$522

9. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2018 and 2017. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

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

As of March 31, 2018 and 2017, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three months ended March 31, 2018 and 2017.

10. COMMITMENTS AND CONTINGENCIES

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company recorded research and development expenses related to the JHU agreement of $82,000 and $18,000, respectively, for the three months ended March 31, 2018 and 2017.

Litigation—The Company is not currently subject to any material legal proceedings.

11. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on April 2, 2018.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “would,” “could,” “should,” “continue”and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forwardlooking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

KPI‑121 0.25% is our product candidate for patients with dry eye disease utilizing a two‑week course of therapy. In January 2018, we announced topline results from two completed Phase 3 clinical trials of KPI‑121 0.25%, which we refer to as STRIDE 1 and STRIDE 2 (STRIDE - Short Term Relief In  Dry Eye), evaluating the safety and efficacy of KPI-121 0.25% versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the intent to treat, or ITT, population; in addition, statistical significance was also achieved in STRIDE 1 for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort. In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia, but statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity. KPI‑121 0.25% was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment‑related adverse events observed during the course of either trial, and with elevations in intraocular pressure, or IOP, in both trials similar to placebo.  We recently met with the FDA to discuss the results of our dry eye clinical trials and potential next steps for our dry eye disease program. We anticipate receiving formal minutes from this meeting in the second quarter of 2018, and following review of these minutes will determine our plan for this program. If approved, KPI‑121 0.25% could be the first FDA‑approved product for the short‑term treatment of dry eye disease.

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

For INVELTYS, we are seeking FDA approval under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA, which we plan to rely on for the potential approval of KPI‑121 0.25% as well. We have retained worldwide commercial rights for our current product candidates. If INVELTYS and KPI‑121 0.25% receive marketing approval, we expect to commercialize both in the United States, and we have started to build a commercial infrastructure to do so, with our own focused, specialty sales force. If INVELTYS receives marketing approval, we expect our commercial organization will initially consist of approximately 75 sales and marketing personnel. If KPI-121 0.25% is approved for the short-term treatment of dry eye disease, we expect to further expand our sales force by up to approximately an additional 100 personnel. We expect to commercialize in the United States any of our other product candidates that receive marketing approval as well. In anticipation of the potential to commercialize our product candidates in other global markets, we are evaluating a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

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

Change in Fair Value of Warrant Liability

Prior to our IPO, we issued warrants for the purchase of certain series of preferred stock. These warrants were classified as liabilities as they were financial instruments that were issuable for contingently redeemable securities. We recognized gains and losses on the change in the fair value of outstanding warrants and these gains and losses are recorded as a component of other income (expense). Upon the closing of our IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K except for the adoption of ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”) on January 1, 2018 as discussed below.

We elected to early adopt ASU 2016-02, effective January 1, 2018, as permitted. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use assets and corresponding lease liabilities. The standard has been implemented using the required modified retrospective approach and we have also elected to utilize the available practical expedients. In using the modified retrospective approach, we were required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Prior period results have been restated resulting in a material impact on the condensed consolidated balance sheet and condensed consolidated statement of cash flows. The adoption of this standard did not have a material impact on our condensed consolidated statements of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$5,657	$8,039	$(2,382)
General and administrative	5,482	1,532	3,950
Total operating expenses	11,139	9,571	1,568
Loss from operations	(11,139)	(9,571)	(1,568)
Other income (expense)
Interest income	209	46	163
Interest expense	(367)	(198)	(169)
Change in fair value of warranty liability	—	(36)	36
Net loss	$(11,297)	$(9,759)	$(1,538)

Research and Development Expenses

The following table summarizes the research and development expenses incurred during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
KPI-121 development costs	$1,688	$5,485	$(3,797)
Employee‑related costs	2,807	1,542	1,265
Other research and development costs	1,162	1,012	150
Total research and development	$5,657	$8,039	$(2,382)

Research and development expenses were $5.7 million for the three months ended March 31, 2018 compared to $8.0 million for the three months ended March 31, 2017, a decrease of $2.4 million. This decrease is primarily the result of a $3.8 million decrease in KPI‑121 development costs due to the decrease in external costs associated with the completion of our Phase 3 clinical trials of INVELTYS for the treatment of inflammation and pain following cataract surgery and KPI-121 0.25% for the treatment of dry eye disease. This decrease was partially offset by a $1.3 million increase in employee‑related costs due to the additional hiring of clinical and regulatory personnel, overall merit increases and an increase in stock compensation expense related to stock option grants.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended March 31, 2018 compared to $1.5 million for the three months ended March 31, 2017, an increase of $4.0 million.

We incurred a $1.8 million increase in employee-related costs primarily due to a $0.8 million increase in general and administrative employee headcount expense and overall merit increases and a $0.9 million increase in stock compensation expenses related to stock options granted during 2018. In addition, we incurred a $2.1 million increase in costs associated with legal, accounting and finance activities primarily as a result of operating as a public company, and costs incurred to begin building a commercial organization as we advance our product candidates toward regulatory approval.

Interest Income

Interest income was $209,000 for the three months ended March 31, 2018 compared to $46,000 for the three months ended March 31, 2017. Interest income consists of interest earned on our balance held in an interest-bearing deposit account. The increase was attributable to a higher average cash balance due to receipt of IPO proceeds.

Interest Expense

We incurred interest expense of $0.4 million for the three months ended March 31, 2018 compared to $0.2 million for the three months ended March 31, 2017. Interest expense is comprised of the contractual coupon interest and the amortization of debt discount associated with our venture debt facility. The increase was primarily attributable to an increase in our outstanding venture debt balance upon the September 2017 draw down of Term B Loan. In addition there was a 75 basis point increase in the interest rate from March 31, 2017 to March 31, 2018.

Change in Fair Value of Warrant Liability

The change in the fair value of our preferred stock warrant liability consisted of no gain or loss for the three months ended March 31, 2018 compared to a loss of $36,000 for the three months ended March 31 2017. Upon closing of our IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

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

In July 2017, we completed an IPO pursuant to which we issued and sold 6,900,000 shares of our common stock, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price of $15.00 per share. We received net proceeds of $94.0 million after deducting underwriting discounts and commission of $7.3 million and offering costs incurred in 2017 of $2.2 million.

Cash Flows

As of March 31, 2018, we had $100.5 million in cash on hand and $20.0 million in indebtedness. The following table summarizes our sources and uses of cash for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(12,710)	$(9,357)
Net cash used in investing activities	(377)	(72)
Net cash provided by (used in) financing activities	1,089	(19)
Decrease in cash and restricted cash	$(11,998)	$(9,448)

Net Cash Used in Operating Activities

During the three months ended March 31, 2017, our cash used in operating activities was primarily due to our net loss of $9.8 million as we incurred external research and development costs associated with our clinical trials during the three months ended March 31, 2017 and increased general and administrative costs, and net cash used by changes in our operating assets and liabilities of $0.3 million partially offset by non-cash charges of $0.7 million, consisting primarily of $0.5 million in stock-based compensation. Net cash used by changes in our operating assets and liabilities primarily consisted of a decrease of $1.4 million in accrued expenses, partially offset by a $1.2 million increase in accounts payable. The decrease in accrued expense was primarily a result of our 2016 bonus payment during March 2017.

During the three months ended March 31, 2018, our cash used in operating activities was primarily due to our net loss of $11.3 million primarily consisting of $5.7 million of research and development costs and $5.5 million of general and administrative costs partially offset by non-cash charges of $2.1 million, consisting primarily of $1.9 million in stock-based compensation. Net cash used by changes in our operating assets and liabilities primarily consisted of a $2.9 million decrease in accrued expenses due primarily to the decrease in external costs associated with our two Phase 3 clinical trials of KPI‑121 0.25% for the treatment of dry eye disease.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2017, consisting of purchases of property and equipment, primarily laboratory equipment.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2018 consisting of purchases of property and equipment, primarily laboratory equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $19,000 for the three months ended March 31, 2017, consisting of payments of deferred offering costs related to our submission of a draft registration statement on Form S-1 in 2017.

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2018, consisting of $2.7 million of proceeds from our venture debt facility, net of debt issuance costs, offset by principal payments on our venture debt of $1.7 million and $28,000 in proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, we expect to incur additional costs associated with operating as a public company and our transisition into a fully integrated commercial organization.

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

On July 25, 2017, we completed an IPO of our common stock pursuant to which we issued and sold 6,900,000 shares of our common stock at a price of $15.00 per share, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $94.0 million after deducting underwriting discounts and commission of $7.3 million and offering costs incurred in 2017 of $2.2 million.  We believe that our existing cash on hand as of March 31, 2018 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of March 31, 2018:

	Payments Due by Period For Years Ending March 31,
			More Than	More Than
			1 Year and	3 Years and
		Less Than	Less Than	Less Than	More than
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years
	(in thousands)
Short and long‑term debt obligations(1)	$20,000	$—	$13,333	$6,667	$—
Interest on short and long‑term debt obligations(2)	4,009	1,572	2,147	290	—
Operating lease obligation(3)	343	343	—	—	—
Other lease obligations(4)	31,052	1,423	7,151	7,634	14,844
Minimum license payments(5)	81	43	38	—	—
Total	$55,485	$3,381	$22,669	$14,591	$14,844

(1)	Short and long‑term debt obligations relate to principal payments due on our 2014 Debt Facility.
(2)	Interest payments due on our 2014 Debt Facility.
(3)

Future minimum lease payments under our operating lease for our current corporate headquarters and lab space in Waltham, Massachusetts that expires on January 31, 2019 with an average rent of approximately $34,000 per month.

(4)

Future minimum lease payments under our operating lease for our new corporate headquarters and lab space in Watertown, Massachusetts with an initial term of eight years and an average rent of approximately $322,000 per month beginning November 1, 2018. Future minimum lease payments under our Waverley Oaks Lease Agreement that expires on March 14, 2019 with an average rent of approximately $17,000 per month.

(5)

Consists of annual license payments associated with the JHU license agreement of $38,000 per year prior to achievement of the first commercial sale in the United States, European Union or Japan and annual license payments associated with Massachusetts Eye and Ear Infirmary of $5,000. As it relates to JHU, upon achievement of the first commercial sale in the United States, European Union or Japan, the minimum annual license payment will increase to approximately $113,000 per year. This table does not include any other milestone or royalty payments which may become payable to third parties, as the amounts, timing and likelihood of such payments are not known with certainty.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any cash equivalents or investments as of March 31, 2018. As of March 31, 2018, our exposure to the risk of changes in market interest rates related primarily to our borrowings under our 2014 Debt Facility, which are subject to a variable interest rate. We do not expect any material impact on our operating results from a reasonably possible change in market interest rates. A 50-basis point increase or decrease in interest rates would increase or decrease annual interest expense by $100,000 related to our borrowings under our 2014 Debt Facility.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management,  with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K, before deciding to invest in our common stock. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $11.3 million for the three months ended March 31, 2018, $42.2 million for the year ended December 31, 2017, $33.2 million for the year ended December 31, 2016 and $16.7 million for the year ended December 31, 2015. As of March 31, 2018, we had an accumulated deficit of $145.7 million. We have not generated any revenues to date from product sales and have financed our operations primarily through our initial public offering, or IPO, private placements of our preferred stock, convertible debt financings and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

•	we elect to or are required by the FDA or non‑U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;
•	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates; or
•	there are any third‑party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property‑related claims or enforce our intellectual property rights.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue that is sufficient to achieve profitability unless and until we obtain marketing approval for and commercialize one or more of our product candidates. We do not expect to commercialize INVELTYS or any of our other product candidates before 2019, if ever. Achieving profitability will require us to be successful in a range of challenging activities, including:

•	obtaining marketing approval for INVELTYS, for which the FDA has accepted our NDA for filing, KPI‑121 0.25% or any other product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
•	hiring and building a full commercial organization required for the marketing, selling and distributing for those products which we obtain marketing approval;
•	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for any products we commercialize; and
•	obtaining, maintaining and protecting our intellectual property rights.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we seek marketing approval and prepare for commercialization of INVELTYS, seek marketing approval for KPI‑121 0.25%, and continue the development of and potentially seek marketing approval for other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we commercialize INVELTYS, if approved, and advance our preclinical activities and clinical trials. In addition, our expenses will further increase if we elect to or are required to conduct any additional trials for INVELTYS or KPI‑121 0.25%. We also expect to devote additional financial resources to conducting research and development, initiating clinical trials of, and potentially seeking regulatory approval for, other potential product candidates, including product candidates that we may develop using our rTKI program.

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

Our future capital requirements will depend on many factors, including:

•	whether we determine to conduct any additional clinical trials or other activities for KPI-121 0.25%;
•	the costs, timing and outcome of regulatory review of INVELTYS and KPI‑121 0.25%, including whether any additional clinical trials or other activities are required for approval or label expansion;

•	the progress, costs and results of any clinical activities for regulatory review of INVELTYS and KPI‑121 0.25% outside of the United States;
•	the costs and timing of process development and manufacturing scale‑up activities associated with INVELTYS and KPI‑121 0.25%;
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

We believe that our existing cash on hand as of March 31, 2018, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next twelve months. We have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Conducting preclinical testing and clinical trials and seeking market approvals are time‑consuming, expensive and uncertain processes that take years to complete. Although the FDA has accepted for filing our NDA for INVELTYS, we may not receive approval to commercialize the product candidate, and even if we do, the resulting revenue may not enable us to achieve profitability. Additionally, we are currently considering our regulatory plans for KPI-121 0.25% and may determine to conduct additional Phase 3 trials prior to or following submission of an NDA or to potentially expand the label of KPI-121 0.25% if we receive marketing approval for a more narrow indication than we are targeting. In addition, we may never generate the necessary data or results required to obtain regulatory approval of any other products with the market potential sufficient to enable us to achieve profitability. We do not expect to generate revenue from sales of INVELTYS or any other product candidates until at least 2019, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

As of March 31, 2018, we had $20.0 million of outstanding borrowings under our a venture debt facility, or the 2014 Debt Facility, which we will begin repaying following the end of an interest‑only period, in April 2019, in equal monthly installments until March 2022. Our obligations under this agreement are secured by substantially all of our assets other than our intellectual property. We could in the future incur additional indebtedness beyond our borrowings under our 2014 Debt Facility.

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

Risks Related to Product Development

We are dependent on the success of our lead product candidates, INVELTYS and KPI‑121 0.25%. If we are unable to successfully obtain marketing approvals for INVELTYS or KPI‑121 0.25%, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post‑operative treatment of inflammation and pain following ocular surgery and KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully obtain marketing approval and/or commercialize INVELTYS and/or KPI‑121 0.25%. Following completion of two Phase 3 clinical trials, we submitted an NDA for INVELTYS for the treatment of inflammation and pain following ocular surgery in October 2017. In December 2017, the FDA accepted the INVELTYS NDA for filing and set a PDUFA date of August 24, 2018. However, the FDA’s decision to accept the NDA for filing and set a PDUFA date does not indicate that it has made any decision regarding approval nor does it guarantee approval by August 24, 2018, if at all. In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating KPI‑121 0.25%, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of KPI-121 0.25% versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. We recently met with the FDA to discuss the results of our dry eye clinical trials and potential next steps for our dry eye disease program. We anticipate receiving formal minutes from this meeting in the second quarter of 2018, and following review of these minutes will determine our plan for this program, including whether to file an NDA and/or conduct additional clinical trials. Even if not required or recommended by the FDA, we may determine to conduct additional Phase 3 clinical trials of KPI-121 0.25% prior to or following submission of an NDA. We cannot accurately predict when or if either of these product candidates will receive marketing approval. Our ability to generate product revenues will depend on our obtaining marketing approval for, and commercializing one or both of, INVELTYS and KPI‑121 0.25%.

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

In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating KPI‑121 0.25%, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of KPI-121 0.25% versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. We recently met with the FDA to discuss the results of our dry eye clinical trials and potential next steps for our dry eye disease program. We anticipate receiving formal minutes from this meeting in the second quarter of 2018, and following review of these minutes will determine our plan for this program, including whether to file an NDA and/or conduct additional clinical trials. Even if not required or recommended by the FDA, we may determine to conduct additional Phase 3 clinical trials of KPI-121 0.25% prior to or following submission of an NDA.  If the FDA determines that we have not sufficiently demonstrated efficacy for both signs and symptoms of dry eye, we may need to conduct additional clinical trials to support approval of KPI-121 0.25% for temporary relief of signs and symptoms of dry eye disease. If we conduct additional clinical trials of KPI-121 0.25%, our expenses will significantly increase and could delay or halt our ability to obtain marketing approval. Regulatory authorities outside the United States, in particular in the European Union, have not issued guidance on the requirements for approval of a dry eye drug. Our Phase 3 clinical trials of KPI‑121 0.25% may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our Phase 3 clinical trials of KPI‑121 0.25% pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time‑consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

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

We are developing KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease, which may include the management of dry eye disease flares. Any product that is developed for the temporary treatment of the signs and symptoms of dry eye disease could directly compete with KPI‑121 0.25%. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for KPI‑121 0.25%. These product candidates are being developed by pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Mimetogen Pharmaceuticals, Inc.’s MIM‑D3, Sun Pharmaceuticals’ Seciera™ and ReGenTree’s RGN‑259. In addition, Ocugen recently reported positive Phase 2 results for their combination of brimondine tartrate and loteprednol etabonate. There are also other product candidates for the treatment of dry eye disease in the United States in earlier stage development, such as Aldeyra Therapeutics’ ADX‑102 ophthalmic solution. Further, Allergan was granted marketing authorization by the FDA for TrueTear, a nasal neurostimulation medical device that is intended to temporarily increase tear production.

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

Many of the companies against which we are competing or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Given that we are developing products that utilize a known FDA‑approved corticosteroid, our product candidates, if approved, may face competition from generic and branded versions of existing drugs based on corticosteroids that are administered in a different manner.

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

Our license agreement with JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS, KPI‑121 0.25% and other product candidates, imposes royalty and other financial obligations on us and other substantial performance obligations. We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of our products or product candidates. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch‑Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for INVELTYS and KPI‑121 0.25% by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval.

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

The FDA may also impose requirements for costly post‑marketing testing and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of risk evaluation and mitigation strategies. The FDA closely regulates the post‑approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA imposes stringent restrictions on manufacturers’ communications regarding off‑label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off‑label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs or the promotion or manufacturing of drug products or medical devices may lead to investigations by the FDA, Department of Justice and state Attorneys General alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

As of March 31, 2018, our executive officers and directors and principal stockholders in the aggregate, own shares representing approximately 67% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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
•

the results of our efforts to discover, develop, acquire or in‑license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Current Report on Form 8-K.

Use of Proceeds from our Public Offering of Common Stock

On July 25, 2017, we completed our IPO on Form S‑1, as amended (File No. 333-218936), which was declared effective by the SEC on July 19, 2017.

In our IPO, we issued and sold 6,900,000 shares of our common stock at an initial offering price of $15.00 per share, including 900,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received net proceeds of $94.0 million after deducting underwriting discounts and commission and offering costs.

As of March 31, 2018, we had used approximately $26.5 million of the net offering proceeds, primarily to fund KPI-121 development costs, general corporate purposes and to build a commercial organization. There has been no material change in the planned use of proceeds from our IPO from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 20, 2017.

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

KALA PHARMACEUTICALS, INC.

Dated: May 10, 2018	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 10, 2018	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)