Form 10-Q
period 2018-06-30
Kala Pharmaceuticals, Inc.
filed 2018-08-09
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨☐	Accelerated filer ¨☐	Non-accelerated filer ☒	Smaller reporting company ☐¨
		(Do not check if a smaller reporting company)	Emerging growth company ☒¨

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

There were 24,592,274 shares of Common Stock, $0.001 par value per share, outstanding as of August 6, 2018.

PART I – FINANCIAL INFORMATION

Item  1 Financial Statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017

Assets
Current assets:
Cash	$91,205	$114,565
Prepaid expenses and other current assets	731	648
Total current assets	91,936	115,213
Noncurrent assets:
Property and equipment, net	1,250	786
Right-of-use asset	226	413
Restricted cash	2,178	134
Total assets	$95,590	$116,546
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,382	$1,202
Accrued expenses	5,146	6,606
Lease liabilities	202	397
Current portion of long-term debt	1,667	6,667
Total current liabilities	9,397	14,872
Long-term liabilities:
Long-term debt - less current portion	18,100	11,987
Other long-term liabilities	—	8
Total long-term liabilities	18,100	11,995
Total liabilities	27,497	26,867
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued or outstanding as of June 30, 2018 or December 31, 2017	—	—
Common stock, $0.001 par value - 120,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 24,592,274 and 24,538,309 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	228,355	224,025
Accumulated deficit	(160,287)	(134,371)
Total stockholders’ equity	68,093	89,679
Total liabilities and stockholders' equity	$95,590	$116,546

See accompanying notes to these unaudited condensed consolidated financial statements.

 KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$7,368	$8,071	$13,024	$16,110
General and administrative	7,151	1,559	12,633	3,091
Total operating expenses	14,519	9,630	25,657	19,201
Loss from operations	(14,519)	(9,630)	(25,657)	(19,201)
Other income (expense):
Interest income	313	37	522	83
Interest expense	(414)	(208)	(781)	(406)
Change in fair value of warrant liability	—	(1,185)	—	(1,221)
Total other income (expense)	(101)	(1,356)	(259)	(1,544)
Net loss	$(14,620)	$(10,986)	$(25,916)	$(20,745)
Net loss per share—basic and diluted	$(0.60)	$(9.30)	$(1.06)	$(17.56)
Weighted average shares outstanding—basic and diluted	24,567,103	1,181,429	24,554,834	1,181,429

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	(25,916)	(20,745)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	173	140
Amortization of right-of-use asset	187	175
Change in fair value of warrant liability	—	1,221
Amortization of debt discount	51	56
Stock-based compensation	4,152	1,089
Loss on disposal of fixed asset	4	—
Change in operating assets and liabilities
Prepaid expenses and other current assets	12	(148)
Accounts payable	1,085	192
Accrued expenses	(1,460)	(13)
Lease liabilities	(195)	(175)
Other long-term liabilities	(8)	4
Net cash used in operating activities	(21,915)	(18,204)
Cash flows from investing activities:
Purchases of property and equipment	(545)	(109)
Net cash used in investing activities	(545)	(109)
Cash flows from financing activities:
Proceeds from venture debt, net of debt issuance costs of $50	2,728	—
Payment of principal on venture debt	(1,667)	—
Payment of deferred offering costs	—	(784)
Proceeds from exercise of stock options	83	—
Net cash provided by (used in) financing activities	1,144	(784)
Net decrease in cash and restricted cash	(21,316)	(19,097)
Cash and restricted cash at beginning of period	114,699	45,581
Cash and restricted cash at end of period	93,383	26,484

Reconciliation of cash and restricted cash:
Cash and restricted cash at end of period	93,383	26,484
Less restricted cash	(2,178)	(134)
Cash at end of period	$91,205	26,350

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accruals	$—	$458
Exercise of stock options in prepaid expenses and other current assets	$95	$—
Purchases of property and equipment in accounts payable	$95	$—
Cash paid for interest	$800	$348

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the development and commercialization of therapies using its proprietary nanoparticle‑based Mucus Penetrating Particles, or MPP, technology, with an initial focus on the treatment of eye diseases. The Company has applied the MPP technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in two lead product candidates. These product candidates are INVELTYSTM (KPI‑121 1.0%), for the treatment of inflammation and pain following ocular surgery, for which the U.S. Food and Drug Administration (the “FDA”) has accepted for filing the Company’s New Drug Application (“NDA”) and given a target action date under the Prescription Drug User Fee Act (“PDUFA”) of August 24, 2018, and KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. The Company is evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the treatment of inflammation and pain following ocular surgery, for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. The Company is also evaluating compounds in its topically applied MPP receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases. The brand name INVELTYS has been conditionally approved by the FDA.

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

Liquidity— Since inception, we have incurred significant losses from operations and negative cash flows from operations. As of June 30, 2018, we had an accumulated deficit of $160.3 million. We have not generated any revenues to date from product sales and have financed operations primarily through the IPO, private placements of preferred stock, convertible debt financings and borrowings under credit facilities. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials. The Company expects to continue to incur significant expenses and operating losses over the next several years. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes that its existing cash on hand as of June 30, 2018, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued.  This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the period ended June 30, 2018 other than those noted below.

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

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components.

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

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company has prospectively adopted this new standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company elected to early adopt ASU 2016-02, effective January 1, 2018, as permitted in the guidance. The standard has been implemented using the required modified retrospective approach and the Company has also elected to utilize the available practical expedients. In using the modified retrospective approach, the Company was required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Prior period results have been restated resulting in a material impact on the condensed consolidated balance sheets and the condensed consolidated statement of cash flows. The adoption of this standard did not have a material impact on the condensed consolidated statement of operations. The impact on the consolidated balance sheet as of December 31, 2017 and the condensed consolidated statement of cash flows for the six months ended June 30, 2017 is shown below.

Impact to Previously Reported Results

From December 31, 2017 consolidated balance sheet (in thousands):

	As Previously Reported	New Lease Standard Adjustment	As Restated
Right-of-use asset	$—	$413	$413
Accrued expenses	$6,589	$17	$6,606
Other current and long-term liabilities	$9	$(1)	$8
Lease liabilities	$—	$397	$397

For the six months ended June 30, 2017 condensed consolidated statement of cash flows (in thousands):

	As Previously Reported	New Lease Standard Adjustment	As Restated
Amortization of right-of-use asset	$—	$175	$175
Lease liabilities	$—	$(175)	$(175)

3. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2018	2017

Development costs	$2,157	$3,054
Compensation and benefits	2,061	2,402
Professional fees	623	666
General and administrative consulting	145	229
Other	160	255
Accrued expenses	$5,146	$6,606

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

On February 28, 2018, the Company entered into a lease agreement with 480 Arsenal Group LLC (the “Arsenal Group”) for the lease of a portion of the building located at 490 Arsenal Way Watertown, Massachusetts (the “Watertown Lease”). The initial term of the Watertown Lease is eight years with an option to extend for an additional five years. The Company expects to occupy the premises by the end of 2018. The Company plans to use the premises as its new corporate headquarters and for research and development. The Company has not yet occupied this space as it is being renovated for the Company’s use. The Company has concluded that it does not control the space as defined in ASU 2016-02 during the construction period and does not expect to gain control of the space until on or near construction completion and, as such, a right-of-use asset and corresponding lease liability have not been recorded.

In connection with the Watertown Lease, the Company issued a letter of credit to the Arsenal Group for $2.0 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash.

On March 15, 2018, the Company entered into a lease agreement with Duffy Associates, LLC for the lease of a portion of the building located at 465 Waverley Oaks Road, Suite 301, Waltham, Massachusetts (the “Waverley Oaks Lease”). The term of the Waverley Oaks Lease is one year, and as such a right-of-use asset and corresponding lease liability has not been recorded. The Company plans to use this location for additional corporate offices before moving to its new corporate headquarters in Watertown, Massachusetts.

The components of lease expense and related cash flows were as follows (in thousands):

	For the three months ended June 30,
	2018	2017
Lease cost
Operating lease cost	$99	$99
Short-term lease cost	53	—
Total lease cost	$152	$99

Operating cash flows from operating leases	$103	$100

	For the six months ended June 30,
	2018	2017
Lease cost
Operating lease cost	$198	$196
Short-term lease cost	62	—
Total lease cost	$260	$196

Operating cash flows from operating leases	$205	$197

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2018 and December 31, 2017, the remaining lease term on the operating lease was 0.59 years and 1.08 years, respectively. As of June 30, 2018 and December 31, 2017, the discount rate was 6.50%.

Future minimum commitments due under these lease agreements as of June 30, 2018 are as follows (in thousands):

Years Ending December 31,	Operating Lease Obligation (1)	Other Lease Obligations (2)	Total
2018 (remaining six months)	$171	$101	$272
2019	34	34	68
2020	—	—	—
2021	—	—	—
2022	—	—	—
Present value adjustment	(3)	—	(3)
Total minimum lease payments	$202	$135	$337

(1)	Future minimum lease payments under the Company’s operating lease for its current corporate headquarters and lab space in Waltham, Massachusetts.
(2)

Future minimum lease payments under the Company’s operating lease for the Waverley Oaks Lease. Excluded from the table above is the Watertown Lease because the Company has concluded that it does not control the space during the construction period and does not expect to gain control of the space until on or near construction completion.

5. DEBT

2014 Debt Facility

In November 2014, the Company entered into a venture debt facility (“2014 Debt Facility”) for a total loan commitment of $10.0 million. On October 13, 2016, the Company entered into a First Amendment to the 2014 Debt Facility the (“First Amendment”), which reaffirmed the initial commitment to a total of $10.0 million of funding (“Term Loan A”) and increased the Company’s total borrowing capacity by an additional $10.0 million (“Term Loan B” and together with Term Loan A, “Term Loans”). On September 28, 2017, the Company drew the additional $10.0 million available under Term Loan B. On November 22, 2017, the Company entered into a Second Amendment to the 2014 Debt Facility to account for the formation of the Company’s wholly-owned subsidiary. On March 29, 2018, the Company entered into a Third Amendment to the 2014 Debt Facility the (“Third Amendment”), which reaffirmed the initial commitment to a total of $20.0 million of funding (“Term Loan A”), increased the Company’s total borrowing capacity by an additional $5.0 million and extended the interest-only end date for 12 months following the execution of the Third Amendment. The maturity date of the 2014 Debt Facility was also extended from October 13, 2020 to March 29, 2022. Under the terms of the facility, the borrowings accrue interest at an annual rate equal to 3.00% above the Prime Rate then in effect. The interest rate was 8.00% as of June 30, 2018 and 7.50% as of December 31, 2017.

The unpaid principal balance under the 2014 Debt Facility was $20.0 million and $18.9 million as of June 30, 2018 and December 31, 2017, respectively. The unamortized discount was $233,000 and $235,000 as of June 30, 2018 and December 31, 2017, respectively. During the three months ended June 30, 2018 and 2017, the Company recognized interest expense of $414,000 and $208,000, respectively, which consisted of amortization of the debt discount of $21,000 and $28,000 and the contractual coupon interest of $393,000 and $180,000, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized interest expense of $781,000 and $406,000, respectively, which

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consisted of amortization of the debt discount of $51,000 and $56,000, respectively, and the contractual coupon interest of $730,000 and $350,000, respectively.

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

In connection with its borrowings under the 2014 Debt Facility, the Company issued preferred stock warrants. Upon each issuance of such preferred stock warrants, the Company estimated the fair value using the Black‑Scholes option‑pricing model, and recorded the estimated fair value as a liability separate from the loan balance, and an additional debt discount included within long‑term debt that is amortized to interest expense over the term of the loan using the effective interest method. The initial fair value of all issuances of such preferred stock warrants on an aggregate basis was $365,000. Upon the closing of the Company's IPO on July 25, 2017, all of the underlying preferred stock warrants were converted into warrants for common stock (see Note 6), and the warrant liability was re-measured to fair value and reclassified to additional paid-in capital.

The future annual principal payments due under the 2014 Debt Facility as of June 30, 2018 were as follows (in thousands):

Years Ending December 31,
2018 (remaining six months)	$—
2019	5,000
2020	6,667
2021	6,667
2022	1,666
Total	$20,000

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

The following table summarizes the common stock warrants outstanding, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	June 30,	December 31,
Issued	Price	Date	From	2018	2017
2013	$7.50	April 2021	July 2017	82,816	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
				113,328	113,328

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company classifies fair value based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including estimates and assumptions developed by the Company, reflective of those that a market participant would use, as inputs to certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The carrying value of accounts payable and accrued expenses approximate their fair value due to the short‑term nature of these assets and liabilities. Management believes that the Company’s long‑term debt (See Note 5) bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value of long‑term debt, including the current portion, also approximates its fair value. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement. There were no transfers between fair value measurement levels during the six months ended June 30, 2018 or June 30, 2017.

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

The following table provides a summary of changes in the fair value of the Company’s warrant liability, which is included as a component of other (income) expense (in thousands) which was subsequently remeasured to the fair value at the date of the IPO and reclassified to additional paid-in capital at that time:

	Three Months Ended
	June 30,
	2018	2017
	Warrant	Warrant
	Liability	Liability

Fair value - March 31,	$—	$1,075
Change in fair value of warrant liability	—	1,185
Fair value - June 30,	$—	$2,260

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	June 30,
	2018	2017
	Warrant	Warrant
	Liability	Liability

Fair value - December 31,	$—	$1,039
Change in fair value of warrant liability	—	1,221
Fair value - June 30,	$—	$2,260

8. STOCK‑BASED COMPENSATION

Stock Incentive Plans—In December 2009, the Board of Directors (the “Board”) adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors.

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective, as a result, and no further stock options or other awards will be made under the 2009 Plan. The 2017 Plan was established to provide equity based ownership opportunities for employees, officers, directors, consultants, and advisors. As of June 30, 2018, there were 937,532 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to an additional 2,780,874 shares, which is the number of shares issuable pursuant to outstanding awards granted under the 2009 Plan.

Also approved under the 2017 Plan is an annual increase for each of the years through December 31, 2027, equal to the least of (i) 3,573,766 shares of common stock, (ii) 4% of the shares of common stock outstanding on December 31 of the prior year and (iii) an amount determined by the Board.

Under the plans, the Board determines the number of shares of common stock to be granted pursuant to the awards, as well as the exercise price and terms of such awards. The exercise price of incentive stock options could not be less than the fair value of the common stock on the date of grant. Stock options awarded under the plans expire 10 years after the grant date, unless the Board sets a shorter term. Options granted under the plans generally vest over a four‑year period. A portion of the unvested stock options will vest upon the sale of all or substantially all of the stock or assets of the Company.

In the past, the Company had granted stock options which contain performance‑based vesting criteria. These criteria were milestone events that were specific to the Company’s corporate goals. Stock‑based compensation expense associated with performance‑based stock options is recognized if the achievement of the performance condition is considered probable using management’s best estimates. As of June 30, 2018 there were no performance-based awards outstanding.

For the three and six months ended June 30, 2018 and 2017, the Company granted 0 and 4,224 stock options to non‑employee consultants, respectively. During the three months ended June 30, 2018 and 2017, the Company recognized $0 and $22,000, respectively, in stock compensation expense related to non‑employee consultants. During the six months ended June 30, 2018 and 2017, the Company recognized $11,000 and $37,000, respectively, in stock compensation expense related to non‑employee consultants.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inducement Stock Option Awards—In April 2018, the Company issued to its General Counsel, Chief Compliance Officer and Corporate Secretary a non-statutory stock option to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $16.62 per share. Subject to his continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter. The stock option was issued outside of the 2017 Plan.

A summary of option activity for employee and non‑employee awards under the 2009 Plan, the 2017 Plan and as material inducement grants for the six months ended June 30, 2018 is as follows (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2018	3,738,928	$6.93	8.4	$44,578
Granted	1,243,390	14.01
Exercised	(53,965)	3.30
Forfeited	(44,235)	5.95
Outstanding at June 30, 2018	4,884,118	$8.78	8.3	$29,282
Options exercisable at June 30, 2018	2,135,011	$4.37	7.3	$20,151

The Company records stock‑based compensation related to stock options granted at fair value. The Company utilizes the Black‑Scholes option‑pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock‑based payment awards represent management’s best estimates. There were 103,013 options granted during the six months ended June 30, 2017. The assumptions used in determining fair value of the stock options granted in the six months ended June 30, 2018 are as follows:

	Six Months Ended June 30,
	2018			2017
Expected volatility	83%	–	85%	103%	–	122%
Risk-free interest rate	2.63%	–	2.96%	1.81%	–	2.29%
Expected dividend yield		0%			0%
Expected term (in years)	5.27	–	6.13	5.04	–	9.82

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

During the three months ended June 30, 2018 and 2017, the weighted average grant‑date fair value of options granted was $11.46 and $3.86, respectively. During the six months ended June 30, 2018 and 2017, the weighted average grant‑date fair value of options granted was $10.12 and $3.86, respectively. The fair value is being expensed over the vesting period of the options on a straight‑line basis as the services are being provided. As of June 30, 2018, there was

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$23.7 million of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted‑average period of 3.12 years.

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

Reserved Shares—As of June 30, 2018 and December 31, 2017, the Company had reserved the following shares of common stock issuable upon exercise of rights under equity compensation plans:

	June 30,	December 31,
	2018	2017

2017 Employee Stock Purchase Plan	223,341	223,341
Shares reserved for outstanding inducement stock option award	150,000	—
2009 Plan	2,780,874	2,868,449
2017 Plan	3,040,776	2,025,633
Total	6,194,991	5,117,423

Stock-based Compensation Expenses—Stock‑based compensation expense was classified in the statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Research and development	$741	$205	$1,380	$392
General and administrative	1,550	362	2,772	697
Total	$2,291	$567	$4,152	$1,089

9. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2018 and 2017. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of June 30, 2018 and 2017, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the six months ended June 30, 2018 and 2017.

10. COMMITMENTS AND CONTINGENCIES

License Agreement—In 2009, the Company entered into an exclusive license agreement with The Johns Hopkins University (“JHU”), as amended in November 2012, May 2014, August 2014, October 2014 and June 2018, which licensed to the Company a portfolio of specified patent rights and remains in full force and effect. Pursuant to the terms of the agreement, as amended, the Company agreed to pay an initial license fee, minimum annual payments beginning in 2017, certain development and commercial milestone payments, royalties on product sales and reimburse all or a portion of the costs associated with the preparation, filing, prosecution and maintenance of the agreed‑upon patents and patent applications to JHU.

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

The Company recorded research and development expenses related to the JHU agreement of $169,000 and $0, respectively, for the three months ended June 30, 2018 and 2017 and $200,000 and $10,000, respectively, for the six months ended June 30, 2018 and 2017.

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

In December 2017, the U.S. Food and Drug Administration, or FDA, accepted for filing our new drug application, or NDA, for the approval of INVELTYS, our topical twice‑a‑day product candidate, for the treatment of inflammation and pain following ocular surgery. The FDA has set August 24, 2018 as the Prescription Drug User Fee Act, or PDUFA, action goal date for our NDA. If approved, INVELTYS could be the first FDA‑approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post‑operative inflammation and pain. Other approved topical ocular corticosteroid products for this indication are dosed four times a day. Supporting the NDA submission are data from two completed Phase 3 clinical trials of INVELTYS in patients with inflammation and pain following cataract surgery, which is the most common type of ocular surgery in the United States. The first Phase 3 clinical trial was conducted in 2014 and was designed to evaluate INVELTYS administered twice a day and KPI‑121 0.25% administered four times a day. Statistical significance was achieved in the primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication compared to placebo and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications compared to placebo with both INVELTYS and KPI‑121 0.25%. Both INVELTYS and KPI‑121 0.25% were well‑tolerated, with no treatment‑related serious adverse events observed during the course of the trial. In May 2017, the second, confirmatory Phase 3 clinical trial was completed, in which administration of INVELTYS two times a day achieved statistical significance for both primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication compared to placebo and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications compared to placebo and all secondary endpoints. In this trial, INVELTYS was also well tolerated with no treatment‑related significant adverse events observed during the course of the trial.

For INVELTYS, we are seeking FDA approval under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA, which we plan to rely on for the potential approval of KPI‑121 0.25% as well. We have retained worldwide commercial rights for our current product candidates. If INVELTYS and KPI‑121 0.25% receive marketing approval, we expect to commercialize both in the United States, and we have started to build a commercial infrastructure to do so, with our own focused, specialty sales force. If INVELTYS receives marketing approval, we expect our commercial organization will initially consist of approximately 75 sales and marketing personnel. If KPI-121 0.25% is approved, we expect to further expand our sales force by up to approximately an additional 100 personnel. We expect to commercialize in the United States any of our other product candidates that receive marketing approval as well. In anticipation of the potential to commercialize our product candidates in other global markets, we will continue evaluating a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

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

In May 2018, we met with the FDA to discuss the results of our dry eye clinical trials and potential next steps for our dry eye disease program.

Following our meeting with the FDA, in June 2018, we announced that we plan to submit a NDA for the approval of KPI-121 0.25% to the FDA during the second half of 2018. The NDA will include data from three clinical trials studying approximately 2000 patients, including one Phase 2 trial and two Phase 3 efficacy and safety trials.

In addition, based upon the recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We expect to receive top-line results for STRIDE 3 in the fourth quarter of 2019. The STRIDE 3 trial is a multicenter, randomized, double-blind, placebo controlled, parallel-arm study comparing KPI-121 0.25% to placebo, each with four times a day dosing for 14 days, in approximately 900 patients with dry eye disease. Subjects who meet initial screening and inclusion/exclusion criteria will undergo a 2-week run-in period. Subjects who continue to meet inclusion/exclusion criteria after the run-in will be randomized to either KPI-121 0.25% or placebo. The primary endpoint, Day 15 ocular discomfort severity, is based upon a patient diary in which ocular discomfort is recorded daily over the entire course of the trial using a visual analog grading scale.

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

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities, including compensation and benefits for full‑time research and development employees, an allocation of facilities expenses, overhead expenses, payments to universities under our license agreements and other outside expenses. Our research and development expenses include:

•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation;
•	expenses incurred for the preclinical and clinical development of our product candidates and under agreements with contract research organizations, or CROs;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and supplies; and
•	payments made under our third-party licensing agreements, including our license agreement with The Johns Hopkins University, or JHU.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock‑based compensation, related to our executive, finance, legal, commercial, business development and support functions. Other general and administrative expenses include travel expenses, professional fees for auditing, tax, consultants and legal services and allocated facility‑related costs not otherwise included in research and development expenses.

We anticipate general and administrative expenses to increase for the foreseeable future as we increase our headcount to support our continued research and development activities and continue to build our commercial infrastructure to support the continued development and potential launch of INVELTYS or any other product candidates. In addition, we anticipate increased expenses related to supporting a larger organization.

Interest Income

Interest income consists of interest earned on our cash balance held in a deposit account.

Interest Expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs recognized on our debt facility.

Change in Fair Value of Warrant Liability

Prior to our IPO, we issued warrants for the purchase of preferred stock. These warrants were classified as liabilities as they were financial instruments that were issuable for contingently redeemable securities. We recognized gains and losses on the change in the fair value of outstanding warrants and these gains and losses are recorded as a component of other income (expense). Upon the closing of our IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$7,368	$8,071	$(703)
General and administrative	7,151	1,559	5,592
Total operating expenses	14,519	9,630	4,889
Loss from operations	(14,519)	(9,630)	(4,889)
Other income (expense)
Interest income	313	37	276
Interest expense	(414)	(208)	(206)
Change in fair value of warranty liability	—	(1,185)	1,185
Net loss	$(14,620)	$(10,986)	$(3,634)

Research and Development Expenses

The following table summarizes the research and development expenses incurred during the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
KPI-121 development costs	$3,391	$5,283	$(1,892)
Employee‑related costs	3,037	1,628	1,409
Other research and development costs	940	1,160	(220)
Total research and development	$7,368	$8,071	$(703)

Research and development expenses were $7.4 million for the three months ended June 30, 2018 compared to $8.1 million for the three months ended June 30, 2017, a decrease of $0.7 million. This decrease is primarily the result of a $1.9 million decrease in KPI‑121 development costs due to the decrease in external costs associated with the completion of our Phase 3 clinical trials of INVELTYS for the treatment of inflammation and pain following cataract surgery and KPI-121 0.25% for the treatment of dry eye disease. This decrease was offset by a $1.4 million increase in employee‑related costs due to the additional hiring of clinical and regulatory personnel, overall merit increases and an increase in stock compensation expense related to stock option grants.

We expect that our research and development costs will increase as we advance our product candidates, pursue other product candidates and conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the three months ended June 30, 2018 compared to $1.6 million for the three months ended June 30, 2017, an increase of $5.6 million.

We incurred a $2.5 million increase in employee-related costs primarily due to a $1.3 million increase in general and administrative employee headcount expense and merit increases and a $1.2 million increase in stock compensation expenses related to stock options granted during 2018. In addition, we incurred a $1.2 million increase in costs associated with legal, accounting and finance activities primarily as a result of operating as a public company, and a $1.9 million increase in commercial related costs as we advance our product candidates toward regulatory approval.

Our general and administrative expenses are expected to increase for the foreseeable future as we continue to build out our corporate and commercial infrastructure to support the continued development and launch of INVELTYS or any other product candidates. If INVELTYS is approved by the FDA, we expect to incur material and ongoing increases in sales and marketing costs, a component of general and administrative expenses, related to our hiring of a field sales force to market INVELTYS in the United States. In addition, we anticipate increased expenses related to supporting a larger organization.

Interest Income

Interest income was $313,000 for the three months ended June 30, 2018 compared to $37,000 for the three months ended June 30, 2017. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The increase was attributable to a higher average cash balance during the three months ended June 30, 2018 due to the receipt of the proceeds from the IPO in July 2017.

Interest Expense

We incurred interest expense of $0.4 million for the three months ended June 30, 2018 compared to $0.2 million for the three months ended June 30, 2017. Interest expense is comprised of the contractual coupon interest and the amortization of debt discount associated with our venture debt facility. The increase was primarily attributable to an increase in our outstanding venture debt balance upon the September 2017 draw down of Term B Loan. In addition, the interest rate on our venture debt facility increased by 75 basis points from June 30, 2017 to June 30, 2018.

Change in Fair Value of Warrant Liability

The change in the fair value of our preferred stock warrant liability consisted of no gain or loss for the three months ended June 30, 2018 compared to a loss of $1.2 million for the three months ended June 30, 2017. Upon the closing of our IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$13,024	$16,110	$(3,086)
General and administrative	12,633	3,091	9,542
Total costs and expenses	25,657	19,201	6,456
Loss from operations	(25,657)	(19,201)	(6,456)
Other income (expense)
Interest income	522	83	439
Interest expense	(781)	(406)	(375)
Change in fair value of warranty liability	—	(1,221)	1,221
Net loss	$(25,916)	$(20,745)	$(5,171)

Research and Development Expenses

The following table summarizes the research and development expenses incurred during the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
KPI-121 development costs	$5,078	$10,768	$(5,690)
Employee‑related costs	5,844	3,170	2,674
Other research and development costs	2,102	2,172	(70)
Total research and development	$13,024	$16,110	$(3,086)

Research and development expenses were $13.0 million for the six months ended June 30, 2018 compared to $16.1 million for the six months ended June 30, 2017, a decrease of $3.1 million. This decrease is primarily the result of a $5.7 million decrease in KPI‑121 development costs due to the decrease in external costs associated with the completion of our Phase 3 clinical trials of INVELTYS for the treatment of inflammation and pain following cataract surgery and KPI-121 0.25% for the treatment of dry eye disease. This decrease was partially offset by a $2.7 million increase in employee‑related costs due to the additional hiring of clinical and regulatory personnel, overall merit increases and an increase in stock compensation expense related to stock option grants.

General and Administrative Expenses

General and administrative expenses were $12.6 million for the six months ended June 30, 2018 compared to $3.1 million for the six months ended June 30, 2017, an increase of $9.5 million.

We incurred a $4.4 million increase in employee-related costs primarily due to a $2.1 million increase in general and administrative employee headcount expense and overall merit increases and a $2.1 million increase in stock compensation expenses related to stock options granted during 2018. In addition, we incurred a $2.6 million increase in costs associated with legal, accounting and finance activities primarily as a result of operating as a public company, and a $2.5 million increase in commercial related costs as we advance our product candidates toward regulatory approval.

Interest Income

Interest income was $522,000 for the six months ended June 30, 2018 compared to $83,000 for the six months ended June 30, 2017. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The increase was attributable to a higher average cash balance during the six months ended June 30, 2018 due to receipt of the proceeds from the IPO in July 2017.

Interest Expense

We incurred interest expense of $0.8 million for the six months ended June 30, 2018 compared to $0.4 million for the six months ended June 30, 2017. Interest expense is comprised of the contractual coupon interest and the amortization of debt discount associated with our venture debt facility. The increase was primarily attributable to an increase in our outstanding venture debt balance upon the September 2017 draw down of Term B Loan. In addition, the interest rate on our venture debt facility increased by 75 basis points from June 30, 2017 to June 30, 2018.

Change in Fair Value of Warrant Liability

The change in the fair value of our preferred stock warrant liability consisted of no gain or loss for the six months ended June 30, 2018 compared to a loss of $1.2 million for the six months ended June 30 2017. Upon the closing of our IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

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

Cash Flows

As of June 30, 2018, we had $91.2 million in cash on hand and $20.0 million in indebtedness. The following table summarizes our sources and uses of cash for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(21,915)	$(18,204)
Net cash used in investing activities	(545)	(109)
Net cash provided by (used in) financing activities	1,144	(784)
Decrease in cash and restricted cash	$(21,316)	$(19,097)

Net Cash Used in Operating Activities

During the six months ended June 30, 2017, our cash used in operating activities was primarily due to our net loss of $20.7 million as we incurred external research and development costs associated with our clinical trials during the six months ended June 30, 2017 and increased general and administrative costs, and net cash used by changes in our operating assets and liabilities of $0.1 million partially offset by non-cash charges of $2.7 million, consisting primarily of $1.1 million in stock-based compensation and $1.2 million in fair value of warrant liability.

During the six months ended June 30, 2018, our cash used in operating activities was primarily due to our net loss of $25.9 million primarily consisting of $13.0 million of research and development costs and $12.6 million of general and administrative costs partially offset by non-cash charges of $4.6 million, consisting primarily of $4.2 million in stock-based compensation. Net cash used by changes in our operating assets and liabilities primarily consisted of a $1.5 million decrease in accrued expenses due primarily to the decrease in external costs associated with our two Phase 3 clinical trials of KPI‑121 0.25% for the treatment of dry eye disease. This decrease was partially offset by a $1.1 million increase in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2017, consisting of purchases of property and equipment, primarily laboratory equipment.

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2018 consisting of purchases of property and equipment, primarily equipment and software.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2017, consisting of payments of deferred offering costs related to our submission of a draft registration statement on Form S-1 in 2017.

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2018, consisting of $2.7 million of proceeds from our venture debt facility, net of debt issuance costs, offset by principal payments on our venture debt of $1.7 million and $83,000 in proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, we expect to incur additional costs associated with operating as a public company and our transition into a fully integrated commercial organization.

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

On July 25, 2017, we completed an IPO of our common stock pursuant to which we issued and sold 6,900,000 shares of our common stock at a price of $15.00 per share, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $94.0 million after deducting underwriting discounts and commission of $7.3 million and offering costs incurred in 2017 of $2.2 million.  We believe that our existing cash on hand as of June 30, 2018 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing Phase 3 clinical trial for KPI‑121 0.25% and of any clinical activities for regulatory review of INVELTYS and KPI‑121 0.25% outside of the United States;
•	the costs and timing of process development and manufacturing scale‑up activities associated with INVELTYS and KPI‑121 0.25%;
•	the costs, timing and outcome of regulatory review of INVELTYS and KPI‑121 0.25%;
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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of June 30, 2018:

	Payments Due by Period For Years Ending June 30,
			More Than	More Than
			1 Year and	3 Years and
		Less Than	Less Than	Less Than	More than
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years
	(in thousands)
Short and long‑term debt obligations(1)	$20,000	$1,667	$13,333	$5,000	$—
Interest on short and long‑term debt obligations(2)	3,719	1,611	1,938	170	—
Operating lease obligation(3)	240	240	—	—	—
Other lease obligations(4)	31,001	2,203	7,249	7,691	13,858
Minimum license payments(5)	81	43	38	—	—
Total	$55,041	$5,764	$22,558	$12,861	$13,858

(1)	Short and long‑term debt obligations relate to principal payments due on our 2014 Debt Facility.
(2)	Interest payments due on our 2014 Debt Facility.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any cash equivalents or investments as of June 30, 2018. As of June 30, 2018, our exposure to the risk of changes in market interest rates related primarily to our borrowings under our 2014 Debt Facility, which are subject to a variable interest rate. We do not expect any material impact on our operating results from a reasonably possible change in market interest rates. A 50-basis point increase or decrease in interest rates would increase or decrease annual interest expense by $100,000 related to our borrowings under our 2014 Debt Facility.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management,  with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including our financial statements and the related notes appearing at the end of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, before deciding to invest in our common stock. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $25.9 million for the six months ended June 30, 2018, $42.2 million for the year ended December 31, 2017, $33.2 million for the year ended December 31, 2016 and $16.7 million for the year ended December 31, 2015. As of June 30, 2018, we had an accumulated deficit of $160.3 million. We have not generated any revenues to date from product sales and have financed our operations primarily through our initial public offering, or IPO, private placements of our preferred stock, convertible debt financings and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

•

scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, for which the FDA has accepted our New Drug Application, or NDA, for filing, KPI‑121 0.25% and any of our other product candidates for which we seek and/or obtain marketing approval;

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

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our additional Phase 3 trials for KPI-121 0.25%, STRIDE 3 (STRIDE – Short Term Relief in Dry Eye), and whether we determine to conduct any additional clinical trials or other activities for KPI-121 0.25%;

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

We believe that our existing cash on hand as of June 30, 2018, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next twelve months. We have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Conducting preclinical testing and clinical trials and seeking market approvals are time‑consuming, expensive and uncertain processes that take years to complete. Although the FDA has accepted for filing our NDA for INVELTYS, we may not receive approval to commercialize the product candidate, and even if we do, the resulting revenue may not enable us to achieve profitability. Additionally, while we are planning to submit an NDA to the FDA for KPI-121 0.25% during the second half of 2018, the FDA may decide not to accept the NDA for filing, or, if accepted, we may not receive approval to commercialize KPI-121 0.25%. Based upon the recommendation of the FDA, we also initiated an additional Phase 3 clinical trial, STRIDE 3 (STRIDE - Short Term Relief In Dry Eye), in the third quarter of 2018 evaluating KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We may determine to conduct additional Phase 3 trials prior to or following submission of the NDA for KPI-121 0.25% or to potentially expand the label of KPI-121 0.25% if we receive marketing approval for a more narrow indication than we are targeting. In addition, we may never generate the necessary data or results required to obtain regulatory approval of KPI 121 0.25% or of any other products with the market potential sufficient to enable us to achieve profitability. We do not expect to generate revenue from sales of INVELTYS or any other product candidates until at least 2019, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

As of June 30, 2018, we had $20.0 million of outstanding borrowings under our a venture debt facility, or the 2014 Debt Facility, which we will begin repaying following the end of an interest‑only period, in April 2019, in equal monthly installments until March 2022. Our obligations under this agreement are secured by substantially all of our assets other than our intellectual property. We could in the future incur additional indebtedness beyond our borrowings under our 2014 Debt Facility.

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

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post‑operative treatment of inflammation and pain following ocular surgery and KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully obtain marketing approval and/or commercialize INVELTYS and/or KPI‑121 0.25%. Following completion of two Phase 3 clinical trials, we submitted an NDA for INVELTYS for the treatment of inflammation and pain following ocular surgery in October 2017. In December 2017, the FDA accepted the INVELTYS NDA for filing and set a PDUFA date of August 24, 2018. However, the FDA’s decision to accept the NDA for filing and set a PDUFA date does not indicate that it has made any decision regarding approval nor does it guarantee approval by August 24, 2018, if at all. In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating KPI‑121 0.25%, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of KPI-121 0.25% versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. While we are planning to submit an NDA to the FDA for KPI-121 0.25% during the second half of 2018, the FDA may decide not to accept the NDA for filing, or, if accepted, we may not receive approval to commercialize KPI-121 0.25%. Based upon the recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We may also determine to conduct additional Phase 3 trials prior to or following submission of the NDA for KPI-121 0.25% or to potentially expand the label of KPI-121 0.25% if we receive marketing approval for a more narrow indication than we are targeting. We cannot accurately predict when or if either of these product candidates will receive marketing approval. Our ability to generate product revenues will depend on our obtaining marketing approval for, and commercializing one or both of, INVELTYS and KPI‑121 0.25%.

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

In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating KPI‑121 0.25%, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of KPI-121 0.25% versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. While we are planning to submit an NDA to the FDA for KPI-121 0.25% during the second half of 2018, the FDA may decide not to accept the NDA for filing, or, if accepted, we may not receive approval to commercialize KPI-121 0.25%. Based upon the recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We may also determine to conduct additional Phase 3 trials prior to or following submission of the NDA for KPI-121 0.25% or to potentially expand the label of KPI-121 0.25% if we receive marketing approval for a more narrow indication than we are targeting. If the FDA determines that we have not sufficiently demonstrated efficacy for both signs and symptoms of dry eye, we may need to conduct additional clinical trials to support approval of KPI-121 0.25% for temporary relief of signs and symptoms of dry eye disease. If we conduct additional clinical trials of KPI-121 0.25%, our expenses will significantly increase and could delay or halt our ability to obtain marketing approval. Regulatory authorities outside the United States, in particular in the European Union, have not issued guidance on the requirements for approval of a dry eye drug. Our Phase 3 clinical trials of KPI‑121 0.25% may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our Phase 3 clinical trials of KPI‑121 0.25% pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time‑consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize INVELTYS, KPI‑121 0.25% or any other product candidates that we may develop, including:

•

clinical trials of our product candidates, including STRIDE 3, may produce negative or inconclusive results, and we may decide, or regulators may recommend or require us, to conduct additional clinical trials or abandon product development programs;

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

•

regulators may recommend or require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post‑marketing testing requirements to maintain regulatory approval;

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

If INVELTYS, KPI‑121 0.25% or any other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if any of our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk‑benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of INVELTYS and KPI‑121 0.25% have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of KPI‑121 reported in any of our clinical trials to date. Increases in intraocular pressure, or IOP, and cataract formation are additional adverse effects associated with the use of corticosteroids. We have no clinical safety data on or patient exposure to either KPI‑121 concentration for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our product candidates (including use of KPI‑121 0.25% more frequently than is prescribed) by patients could cause increases in IOP, and may result in additional unexpected side effects or adverse events. There can be no assurance that our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption of our product candidate, if approved, at the rate we currently expect.

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

Following ocular surgery, topical steroids are commonly used to manage and prevent complications from post‑operative inflammation. The current market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. There are also a number of companies in the United States developing products and therapies in preclinical research and clinical development for the treatment of inflammation and pain following ocular surgery, including the following: Valeant Pharmaceuticals International, Inc. is developing a loteprednol etabonate gel, formulated for topical delivery and for which an NDA has been filed with the FDA; Ocular Therapeutix, Inc. is developing Dextenza™, a punctal plug that is currently in Phase 3 clinical development and has filed an NDA for the treatment of ocular pain following ophthalmic surgery; and Icon Bioscience, Inc. has received FDA approval for DEXYCUTM, which is formulated as a drug delivery system, or DDS, to be injected into the eye following cataract surgery for the treatment of inflammation.

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

We are developing KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease, which may include the management of dry eye disease flares. Any product that is developed for the temporary treatment of the signs and symptoms of dry eye disease could directly compete with KPI‑121 0.25%. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for KPI‑121 0.25%. These product candidates are being developed by pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Sun Pharmaceuticals’ Seciera™, Oyster Point’s OC-01 and OC-02, ReGenTree’s RGN‑259, Aldeyra Therapeutics’ reproxalap ophthalmic solution, Aurinia Pharmaceuticals’ voclosporin ophthalmic solution and Surface Pharmaceutical’s SURF-100 and SURF-200.

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

There can be no assurance that our product candidates, including INVELTYS and KPI-121 0.25%, even if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication or cost‑effective by third‑party payors, or that coverage and an adequate level of reimbursement will be available or that third‑party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably.

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

We relied on third‑party clinical research organizations, or CROs, in conducting our completed Phase 3 clinical trials of INVELTYS for the treatment of inflammation and pain following cataract surgery and our completed Phase 2 clinical trial and Phase 3 clinical trials of KPI‑121 0.25% in patients with dry eye disease. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct STRIDE 3 and expect to continue to rely on such parties to conduct clinical trials of any other product candidate that we develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

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

To date, we have obtained materials for KPI‑121 for our clinical trials from third‑party manufacturers, including Catalent and Alliance. We have supply agreements in place with these contract manufacturers to provide commercial supply. We obtain the active pharmaceutical ingredient for KPI‑121 from Chemo Iberica, a third‑party active pharmaceutical ingredient, or API, manufacturer. While we have long‑term commercial supply agreements with these third‑party manufacturers, if these suppliers do not perform as we expect, we may be required to replace one or more suppliers. Although we believe that there are a number of potential long‑term replacements to our suppliers, we may incur added costs and delays in identifying and qualifying any such replacements.

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

Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market INVELTYS, KPI‑121 0.25% or any other product candidate from regulatory authorities in any jurisdiction. In December 2017, the FDA accepted for filing our NDA for INVELTYS and set a PDUFA date of August 24, 2018. However, the FDA’s decision to accept an NDA for filing and set a PDUFA date does not indicate that the FDA has made any decision regarding approval nor does it guarantee approval by the PDUFA date, if at all. Additionally, we are planning to submit an NDA to the FDA for KPI-121 0.25% during the second half of 2018. Based upon the recommendation of the FDA, we also initiated an additional Phase 3 clinical trial, STRIDE 3 (STRIDE - Short Term Relief In Dry Eye), in the third quarter of 2018 evaluating KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We may determine to conduct additional Phase 3 trials prior to or following submission of the NDA for KPI-121 0.25% or to potentially expand the label of KPI-121 0.25% if we receive marketing approval for a more narrow indication than we are targeting. In addition, we may never generate the necessary data or results required to obtain regulatory approval of KPI 121 0.25% or any other products with the market potential sufficient to enable us to achieve profitability. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals and have relied on, and expect to continue to rely on, third‑party consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that INVELTYS, KPI‑121 0.25% or any other product candidate that we develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional non-clinical and clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for INVELTYS and KPI‑121 0.25%, and complications and risks associated with approval of INVELTYS and KPI‑121 0.25%, would likely substantially increase. Even if we are allowed to pursue the Section 505(b)(2) pathway to FDA approval, we cannot assure you that INVELTYS and KPI‑121 0.25% will receive the requisite approvals for commercialization.

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

In order to market and sell INVELTYS, KPI‑121 0.25% or other product candidates in the European Union and many other jurisdictions, we or our potential third‑party collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. Regulatory authorities outside the United States, in particular in the European Union, have not issued guidance on the requirements for approval of a dry eye prescription medication. Our Phase 3 clinical trials of KPI‑121 0.25% may not be sufficient to support an application for marketing approval outside the United States.

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

The FDA may also impose requirements for costly post‑marketing testing and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of risk evaluation and mitigation strategies. The FDA closely regulates the post‑approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA imposes stringent restrictions on manufacturers’ communications regarding off‑label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off‑label marketing. Violations of the FDCA relating to the promotion of prescription drugs or the promotion or manufacturing of drug products or medical devices may lead to investigations by the FDA, Department of Justice and state Attorneys General alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under‑staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two‑for‑one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two‑for‑one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two‑for‑one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the clinicians or other healthcare providers or entities with whom we do or expect to do business is found to be not in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government funded healthcare programs.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short‑term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Trump Administration announced that it will discontinue the payment of cost‑sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

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

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

As of June 30, 2018, our executive officers and directors and principal stockholders in the aggregate, own shares representing approximately 67% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of any of our product candidates;
•	results of clinical trials of product candidates of our competitors;
•	our success in commercializing INVELTYS and KPI‑121 0.25%, if and when approved;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, in July 2017, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

In connection with the appointment of Eric Trachtenberg as General Counsel and Corporate Secretary, on April 5, 2018, we granted Mr. Trachtenberg a stock option to purchase up to 150,000 shares of our common stock. This option was an inducement grant made outside of our 2017 Equity Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The option award has an exercise price of $16.62 per share, the closing price common stock on April 5, 2018. The option has a ten-year term and vests over four years, with 25% of the original number of shares vesting on April 2, 2019 and the remainder vesting in equal monthly installments over the following three years. Vesting of the option is subject to Mr. Trachtenberg’s continued service with our Company, through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this option prior to the time at which this option becomes exercisable.

Other than as stated above, we did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Current Report on Form 8-K.

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

As of June 30, 2018, we had used approximately $38.8 million of the net offering proceeds, primarily to fund KPI-121 development costs, general corporate purposes and to build a commercial organization. There has been no material change in the planned use of proceeds from our IPO from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 20, 2017.

Repurchase of Shares or of Company Equity Securities

None.

Item 5. Other Information

In our Annual Report on Form 10-K for the year ended December 31, 2017, we reported weighted average shares outstanding – basic and diluted of 6,903,239 shares and net loss per share attributable to common stockholders – basic and diluted of $6.11 for the year ended December 31, 2017. Subsequent to that filing, an immaterial error was identified resulting in a correction of our weighted average shares outstanding – basic and diluted to 11,375,000 shares and net loss per share – basic and diluted of $3.71 for the year ended December 31, 2017. We intend to update our financial statements for the year ended December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.  Exhibits

Exhibit Index

EXHIBIT 10.1*	-	Fourth Amendment to Exclusive License Agreement, dated June 22, 2018, by and between The Johns Hopkins University and the Registrant.

EXHIBIT 10.2	-	Form of Inducement Grant Stock Option Agreement.

EXHIBIT 10.3	-	Letter Agreement, dated March 25, 2018, by and between the Registrant and Eric Trachtenberg.

EXHIBIT 31.1	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mark Iwicki, President and Chief Executive Officer of the Company.

EXHIBIT 32.2	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: August 9, 2018	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 9, 2018	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)