Form 10-Q
period 2018-09-30
Kala Pharmaceuticals, Inc.
filed 2018-11-08
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

There were 33,795,656 shares of Common Stock, $0.001 par value per share, outstanding as of November 6, 2018.

PART I – FINANCIAL INFORMATION

Item  1 Financial Statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash	$74,910	$114,565
Inventory	976	—
Prepaid expenses and other current assets	4,569	648
Total current assets	80,455	115,213
Noncurrent assets:
Property and equipment, net	1,311	786
Right-of-use asset	131	413
Restricted cash	2,178	134
Total assets	$84,075	$116,546
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,283	$1,202
Accrued expenses	7,968	6,606
Lease liabilities	101	397
Current portion of long-term debt	3,333	6,667
Total current liabilities	12,685	14,872
Long-term liabilities:
Long-term debt - less current portion	16,456	11,987
Other long-term liabilities	—	8
Total long-term liabilities	16,456	11,995
Total liabilities	29,141	26,867
Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued or outstanding as of September 30, 2018 or December 31, 2017	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 24,645,542 and 24,538,309 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	230,799	224,025
Accumulated deficit	(175,890)	(134,371)
Total stockholders' equity	54,934	89,679
Total liabilities and stockholders' equity	$84,075	$116,546

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$7,027	$7,018	$20,051	$23,128
General and administrative	8,469	2,516	21,102	5,607
Total operating expenses	15,496	9,534	41,153	28,735
Loss from operations	(15,496)	(9,534)	(41,153)	(28,735)
Other income (expense):
Interest income	325	194	848	276
Interest expense	(432)	(212)	(1,214)	(618)
Change in fair value of warrant liability	—	(623)	—	(1,844)
Total other income (expense)	(107)	(641)	(366)	(2,186)
Net loss	$(15,603)	$(10,175)	$(41,519)	$(30,921)
Net loss per share—basic and diluted	$(0.63)	$(0.56)	$(1.69)	$(4.51)
Weighted average shares outstanding—basic and diluted	24,600,080	18,034,278	24,570,081	6,860,777

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(41,519)	$(30,921)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	243	213
Amortization of right-of-use asset	283	265
Change in fair value of warrant liability	—	1,844
Amortization of debt discount	75	86
Stock-based compensation	6,417	2,070
Loss on disposal of fixed asset	9	—
Change in operating assets and liabilities
Prepaid expenses and other current assets	(3,350)	(732)
Inventory	(910)	—
Accounts payable	(220)	74
Accrued expenses	1,143	(163)
Lease liabilities	(295)	(268)
Other long-term liabilities	(8)	(2)
Net cash used in operating activities	(38,132)	(27,534)
Cash flows from investing activities:
Purchases of property and equipment	(668)	(198)
Net cash used in investing activities	(668)	(198)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriters discounts	—	96,255
Proceeds from venture debt, net of debt issuance costs of $50 and $0	2,728	10,000
Payment of principal on venture debt	(1,667)	—
Payment of common stock offering costs	—	(2,111)
Payment of deferred offering costs	(163)	—
Proceeds from exercise of stock options	291	189
Net cash provided by financing activities	1,189	104,333
Net (decrease) increase in cash and restricted cash	(37,611)	76,601
Cash and restricted cash at beginning of period	114,699	45,581
Cash and restricted cash at end of period	77,088	122,182

Reconciliation of cash and restricted cash:
Cash and restricted cash at end of period	77,088	122,182
Less restricted cash	(2,178)	(133)
Cash at end of period	$74,910	$122,049
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$118,391
Reclassification of warrants to additional paid-in capital	—	2,883
Common stock offering cost included in accounts payable and accrual	—	131
Purchases of property and equipment in accounts payable	110	45
Supplemental disclosure:
Cash paid for interest	$1,138	$532

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the development and commercialization of therapeutics using its AMPPLIFY™ mucus-penetrating particle (“MPP”) Drug Delivery Technology (“AMPPLIFY”), with an initial focus on the treatment of eye diseases. The Company has applied the AMPPLIFY technology to loteprednol etabonate, (“LE”), a corticosteroid designed for ocular applications, resulting in the U.S. Food and Drug Administration’s (the “FDA”), approval of INVELTYS™ (loteprednol etabonate ophthalmic suspension) 1% as a twice-daily ocular corticosteroid for treatment of post-operative inflammation and pain following ocular surgery on August 22, 2018, and its lead product candidate KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. On October 16, 2018, the Company submitted a New Drug Application (“NDA”) to the FDA for KPI-121 0.25%. In addition, based upon the recommendation of the FDA, the Company initiated an additional Phase 3 clinical trial (“STRIDE 3”) ( STRIDE- S  hort T  erm R  elief I  n  D  ry E  ye), in the third quarter of 2018 evaluating KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. The Company expects to receive top-line results for STRIDE 3 in the fourth quarter of 2019. The Company is evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the treatment of inflammation and pain following ocular surgery, for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. The Company is also evaluating compounds in its topically applied MPP receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases.

The Company is engaged in commercializing a product, research and development activities, raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high‑risk, early‑stage research and development of pharmaceutical product candidates and launching a product for the first time. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to raise additional capital in order to fund ongoing and future research and development, obtain regulatory approval of its product candidates, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

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

October 2018 Financings— On August 9, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 27, 2018 (the “Shelf”). Under the Shelf, the Company may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the Shelf becoming effective. Under the Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. In

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connection with the filing of the Shelf, the Company entered into a sales agreement with Jefferies, LLC (the “Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $50.0 million of its common stock in an at-the-market equity offering (“ATM Offering”) through Jefferies, LLC., as sales agent.

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”), with Athyrium Opportunities III Acquisition LP (“Athyrium”).  The Athyrium Credit Facility provides for a term A loan in the aggregate principal amount of $75.0 million (the “Term A Loan”), and a term B loan in the aggregate principal amount of $35.0 million (the “Term B Loan”). On October 1, 2018, the Company borrowed the entire principal amount of the Term A Loan. The Company may draw down the Term B Loan upon either (i) FDA approval of KPI-121 0.25% for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020.

On October 5, 2018, the Company sold 7,500,000 shares of the Company’s common stock (the “Shares”) in an underwritten offering pursuant to the Shelf at a public offering price of $8.25 per share, before underwriting discounts and commissions. In addition, the underwriters were granted an overallotment option to purchase an additional 1,125,000 shares of the common stock at the same public offering price, less underwriting discounts and commissions (the “Overallotment Shares”). On October 11, 2018, the underwriters exercised in full their option to purchase the Overallotment Shares. The total number of Shares and Overallotment Shares sold by the Company in the offering was 8,625,000 shares, resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $66.4 million.

Between September 30, 2018 and November 8, 2018, the Company issued 518,135 shares of its common stock under the ATM Offering resulting in net proceeds to the Company of approximately $4.7 million.

Liquidity— Since inception, we have incurred significant losses from operations and negative cash flows from operations. As of September 30, 2018, we had an accumulated deficit of $175.9 million. The Company has not generated any revenues to date from product sales and has financed operations primarily through the IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings and to a lesser extent, payments received in connection with various feasibility studies. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials. The Company expects to continue to incur significant expenses and operating losses over the next several years. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company believes that its existing cash on hand as of September 30, 2018, together with the procceds from the October 2018 Financings, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued and through at least early 2020. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the period ended September 30, 2018 other than those noted below.

Inventory

Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out (“FIFO”) method. Costs include amounts related to third party manufacturing, transportation, internal labor and overhead. Capitalization of costs as inventory begins when the product has received regulatory approval in the U.S. We expense inventory costs related to product candidates as research and development expenses prior to regulatory approval in the respective territory, even if this inventory may later be sold. For INVELTYS, capitalization of costs as inventory began upon U.S. regulatory approval on August 22, 2018.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one-year are recognized on the

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one-year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

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

The Company elected to early adopt ASU 2016-02, effective January 1, 2018, as permitted in the guidance. The standard has been implemented using the required modified retrospective approach and the Company has also elected to utilize the available practical expedients. In using the modified retrospective approach, the Company was required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Prior period results have been restated resulting in adjustments to the condensed consolidated balance sheets

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the condensed consolidated statement of cash flows. The adoption of this standard did not have a material impact on the condensed consolidated statement of operations. The impact on the consolidated balance sheet as of December 31, 2017 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 is shown below.

Impact to Previously Reported Results

From December 31, 2017 consolidated balance sheet (in thousands):

	As Previously Reported	New Lease Standard Adjustment	As Restated
Right-of-use asset	$—	$413	$413
Accrued expenses	$6,589	$17	$6,606
Other current and long-term liabilities	$9	$(1)	$8
Lease liabilities	$—	$397	$397

For the nine months ended September 30, 2017 condensed consolidated statement of cash flows (in thousands):

	As Previously Reported	New Lease Standard Adjustment	As Restated
Amortization of right-of-use asset	$—	$265	$265
Accrued expenses	$(166)	3	$(163)
Lease liabilities	$—	$(268)	$(268)

3. INVENTORY

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2018	2017

Raw Materials	$—	$—
Work in Progress	976	—
Finished Goods	—	—
Inventory	$976	$—

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2018	2017

Development costs	$2,803	$3,054
Compensation and benefits	3,067	2,402
Professional fees	1,122	666
General and administrative consulting	642	229
Other	334	255
Accrued expenses	$7,968	$6,606

5. LEASES

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

On February 28, 2018, the Company entered into a lease agreement with 480 Arsenal Group LLC (the “Arsenal Group”) for the lease of a portion of the building located at 490 Arsenal Way Watertown, Massachusetts (the “Watertown Lease”). The initial term of the Watertown Lease is eight years with an option to extend for an additional five years. The Company expects to occupy the premises in early 2019. The Company plans to use the premises as its new corporate headquarters and for research and development. The Company has not yet occupied this space as it is being renovated for the Company’s use. The Company has concluded that it does not control the space as defined in ASU 2016-02 during the construction period and does not expect to gain control of the space until on or near construction completion and, as such, a right-of-use asset and corresponding lease liability have not been recorded.

In connection with the Watertown Lease, the Company issued a letter of credit to the Arsenal Group for $2.0 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash.

On March 15, 2018, the Company entered into a lease agreement with Duffy Associates, LLC for the lease of a portion of the building located at 465 Waverley Oaks Road, Suite 301, Waltham, Massachusetts (the “Waverley Oaks Lease”). The term of the Waverley Oaks Lease is one-year, and as such a right-of-use asset and corresponding lease liability has not been recorded. The Company plans to use this location for additional corporate offices before moving to its new corporate headquarters in Watertown, Massachusetts.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense and related cash flows were as follows (in thousands):

	For the three months ended September 30,
	2018	2017
Lease cost
Operating lease cost	$99	$99
Short-term lease cost	55	—
Total lease cost	$154	$99

Operating cash flows from operating leases	$103	$100

	For the nine months ended September 30,
	2018	2017
Lease cost
Operating lease cost	$296	$296
Short-term lease cost	117	—
Total lease cost	$413	$296

Operating cash flows from operating leases	$307	$296

As of September 30, 2018, and December 31, 2017, the remaining lease term on the operating lease was 0.33 years and 1.08 years, respectively. As of September 30, 2018, and December 31, 2017, the discount rate was 6.50%.

Future minimum commitments due under these lease agreements as of September 30, 2018 are as follows (in thousands):

Years Ending December 31,	Operating Lease Obligation (1)	Other Lease Obligations (2)	Total
2018 (remaining three months)	$69	$63	$132
2019	34	52	86
2020	—	—	—
2021	—	—	—
2022	—	—	—
Present value adjustment	(2)	—	(2)
Total minimum lease payments	$101	$115	$216

(1)	Future minimum lease payments under the Company’s operating lease for its current corporate headquarters and lab space in Waltham, Massachusetts.
(2)

Future minimum lease payments under the Company’s Waverley Oaks Lease. Excluded from the table above is the Watertown Lease because the Company has concluded that it does not control the space during the construction period and does not expect to gain control of the space until on or near construction completion.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT

2014 Debt Facility

In November 2014, the Company entered into a venture debt facility (“2014 Debt Facility”) for a total loan commitment of $10.0 million. On October 13, 2016, the Company entered into a First Amendment to the 2014 Debt Facility the (“First Amendment”), which reaffirmed the initial commitment to a total of $10.0 million of funding (“Term Loan A”) and increased the Company’s total borrowing capacity by an additional $10.0 million (“Term Loan B” and together with Term Loan A, “Term Loans”). On September 28, 2017, the Company drew the additional $10.0 million available under Term Loan B. On November 22, 2017, the Company entered into a Second Amendment to the 2014 Debt Facility to account for the formation of the Company’s wholly-owned subsidiary. On March 29, 2018, the Company entered into a Third Amendment to the 2014 Debt Facility the (“Third Amendment”), which reaffirmed the initial commitment to a total of $20.0 million of funding (“Term Loan A”), increased the Company’s total borrowing capacity by an additional $5.0 million and extended the interest-only end date for 12 months following the execution of the Third Amendment. The maturity date of the 2014 Debt Facility was also extended from October 13, 2020 to March 29, 2022. Under the terms of the facility, the borrowings accrue interest at an annual rate equal to 3.00% above the Prime Rate then in effect. The interest rate was 8.25% as of September 30, 2018 and 7.50% as of December 31, 2017.

The unpaid principal balance under the 2014 Debt Facility was $20.0 million and $18.9 million as of September 30, 2018 and December 31, 2017, respectively. The unamortized discount was $210,000 and $235,000 as of September 30, 2018 and December 31, 2017, respectively. During the three months ended September 30, 2018 and 2017, the Company recognized interest expense of $432,000 and $212,000, respectively, which consisted of amortization of the debt discount of $23,000 and $29,000, respectively and the contractual coupon interest of $409,000 and $183,000, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized interest expense of $1,214,000 and $618,000, respectively, which consisted of amortization of the debt discount of $74,000 and $86,000, respectively, and the contractual coupon interest of $1,138,000 and $532,000, respectively.

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

In connection with its borrowings under the 2014 Debt Facility, the Company issued preferred stock warrants. Upon each issuance of such preferred stock warrants, the Company estimated the fair value using the Black‑Scholes option‑pricing model, and recorded the estimated fair value as a liability separate from the loan balance, and an additional debt discount included within long‑term debt that is amortized to interest expense over the term of the loan using the effective interest method. The initial fair value of all issuances of such preferred stock warrants on an aggregate basis was $365,000. Upon the closing of the Company's IPO on July 25, 2017, all of the underlying preferred stock warrants were converted into warrants for common stock (see Note 7), and the warrant liability was re-measured to fair value and reclassified to additional paid-in capital.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The future annual principal payments due under the 2014 Debt Facility as of September 30, 2018 were as follows (in thousands):

Years Ending December 31,
2018 (remaining three months)	$—
2019	5,000
2020	6,667
2021	6,667
2022	1,666
Total	$20,000

Athyrium Credit Facility

On October 1, 2018, the Company entered into the Athyrium Credit Facility. The Athyrium Credit Facility provides for a Term A loan in the aggregate principal amount of $75.0 million, and a Term B loan in the aggregate principal amount of $35.0 million . On October 1, 2018, the Company borrowed the entire principal amount of the Term A Loan. The Company may draw down the Term B Loan upon either (i) FDA approval of KPI-121 0.25% for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020.

The Athyrium Credit Facility has a six-year term and bears interest at a rate of 9.875% per annum. A portion of the proceeds from the Term A Loan was used to replace and repay in full the 2014 Debt Facility scheduled to mature on March 29, 2022. In connection with the Company’s repayment of the 2014 Debt Facility, the Company paid a prepayment fee of $180,000.

7. WARRANTS

The Company has issued warrants in connection with debt transactions that were completed prior to 2017. Upon the completion of the IPO, the Company’s outstanding warrants to purchase preferred stock converted into warrants to purchase common stock.

The following table summarizes the common stock warrants outstanding as of September 30, 2018 and December 31, 2017, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	September 30,	December 31,
Issued	Price	Date	From	2018	2017
2013	$7.50	April 2021	July 2017	82,816	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
				113,328	113,328

In connection with and in consideration for the commitment of the Athyrium Credit Facility, on October 1, 2018, the Company issued to Athyrium a warrant (“Warrant”), to purchase up to 270,835 shares of the Company’s common stock, at an exercise price per share of $12.18456.  The Warrant is immediately exercisable as to 184,660 shares and will become exercisable as to the remaining 86,175 shares only upon the Company’s draw of the Term B

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loan. The Warrant expires and is no longer exercisable on October 1, 2025, the seven-year anniversary of the closing of the Athyrium Credit Facility.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying value of accounts payable and accrued expenses approximate their fair value due to the short‑term nature of these assets and liabilities. Management believes that the Company’s long‑term debt (See Note 6) bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value of long‑term debt, including the current portion, also approximates its fair value. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement. There were no transfers between fair value measurement levels during the nine months ended September 30, 2018 or September 30, 2017.

The Company has historically classified the value of the warrant liability as a Level 3 measurement within the fair value hierarchy because the fair value is derived using significant unobservable inputs, which included the estimated volatility, the estimated fair value of the underlying preferred stock, and to the extent that the number of exercisable shares underlying the warrants were adjustable based on the amount of the 2014 Term Loans drawn down or the probability that the Company would draw down on the 2014 Debt facility. Upon the completion of the IPO, the Company’s outstanding warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrant liability to additional paid-in capital. All warrants are currently classified as equity and their fair value is not recorded or re-measured.

The following table provides a summary of changes in the fair value of the Company’s warrant liability, which is included as a component of other (income) expense (in thousands) which was subsequently remeasured to the fair value at the date of the IPO and reclassified to additional paid-in capital at that time:

	Three Months Ended
	September 30,
	2018	2017
	Warrant	Warrant
	Liability	Liability

Fair value -June 30,	$—	$2,260
Change in fair value of warrant liability	—	623
Reclassification of preferred warrant liability	—	(2,883)
Fair value - September 30,	$—	$—

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	September 30,
	2018	2017
	Warrant	Warrant
	Liability	Liability

Fair value - December 31,	$—	$1,039
Change in fair value of warrant liability	—	1,844
Reclassification of preferred warrant liability	—	(2,883)
Fair value - September 30,	$—	$—

9. STOCK‑BASED COMPENSATION

Stock Incentive Plans—In December 2009, the Board of Directors (the “Board”) adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors.

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective, as a result, and no further stock options or other awards will be made under the 2009 Plan. The 2017 Plan was established to provide equity based ownership opportunities for employees, officers, directors, consultants, and advisors. As of September 30, 2018, there were 1,050,649 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to an additional 2,649,952 shares, which is the number of shares issuable pursuant to outstanding awards granted under the 2009 Plan.

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

In the past, the Company had granted stock options which contain performance‑based vesting criteria. These criteria were milestone events that were specific to the Company’s corporate goals. Stock‑based compensation expense associated with performance‑based stock options is recognized if the achievement of the performance condition is considered probable using management’s best estimates. As of September 30, 2018 there were no performance-based awards outstanding.

For the three months ended September 30, 2018 and 2017, the Company did not grant any stock options to non-employee consultants. For the nine months ended September 30, 2018 and 2017, the Company granted 0 and 4,224 stock options to non‑employee consultants, respectively. During the three months ended September 30, 2018 and 2017, the Company recognized $0 and $46,000, respectively, in stock compensation expense related to non‑employee consultants. During the nine months ended September 30, 2018 and 2017, the Company recognized $11,000 and $83,000, respectively, in stock compensation expense related to non‑employee consultants.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inducement Stock Option Awards—During the three months ended September 2018, the Company granted non-statutory stock options to purchase an aggregate of 69,500 shares of the Company’s common stock to seven new employees. During the nine months ended September 2018, the Company granted non-statutory stock options to purchase 219,500 shares of Company’s common stock to a total of eight new employees. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2017 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of option activity for employee and non‑employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the nine months ended September 30, 2018 is as follows (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2018	3,738,928	$6.93	8.4	$44,578
Granted	1,449,690	13.74
Exercised	(107,233)	2.71
Forfeited	(144,152)	5.85
Outstanding at September 30, 2018	4,937,233	$9.04	8.03	$16,968
Vested or expected to vest at September 30, 2018	4,937,233	$9.04	8.03	$16,968
Options exercisable at September 30, 2018	2,414,308	$5.29	7.14	$13,198

The Company records stock‑based compensation related to stock options granted at fair value. The Company utilizes the Black‑Scholes option‑pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock‑based payment awards represent management’s best estimates. There were 747,892 options granted during the nine months ended September 30, 2017. The assumptions used in determining fair value of the stock options granted in the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018			2017
Expected volatility	80%	–	85%	103%	–	122%
Risk-free interest rate	2.63%	–	2.96%	1.81%	–	2.29%
Expected dividend yield		0%			0%
Expected term (in years)	5.27	–	6.13	5.04	–	9.82

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended September 30, 2018 and 2017, the weighted average grant‑date fair value of options granted was $8.83 and $14.74, respectively. During the nine months ended September 30, 2018 and 2017, the weighted average grant‑date fair value of options granted was $9.99 and $13.19, respectively. The fair value is being expensed over the vesting period of the options on a straight‑line basis as the services are being provided. As of September 30, 2018, there was $22.7 million of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted‑average period of 2.98 years.

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

Reserved Shares—As of September 30, 2018 and December 31, 2017, the Company had reserved the following shares of common stock issuable upon exercise of rights under equity compensation plans and inducement stock option awards:

	September 30,	December 31,
	2018	2017

ESPP	223,341	223,341
Shares reserved for outstanding inducement stock option award	219,500	—
2009 Plan	2,649,952	2,868,449
2017 Plan	3,118,430	2,025,633
Total	6,211,223	5,117,423

Stock-based Compensation Expenses—Stock‑based compensation expense was classified in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Research and development	$684	$357	$2,064	$749
General and administrative	1,581	624	4,353	1,321
Total	$2,265	$981	$6,417	$2,070

For three and nine months ended September 30, 2018, stock-based compensation expense for the Company’s manufacturing employees related to INVELTYS manufactured since the FDA approval of $66,000, has been capitalized into inventory as a component of overhead expense.

10. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2018 and 2017. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of September 30, 2018 and 2017, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the nine months ended September 30, 2018 and 2017.

11. COMMITMENTS AND CONTINGENCIES

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

The Company recorded research and development expenses related to the JHU agreement of $100,000 and $97,000, respectively, for the three months ended September 30, 2018 and 2017 and $300,000 and $108,000, respectively, for the nine months ended September 30, 2018 and 2017.

Litigation—The Company is not currently subject to any material legal proceedings.

12. SUBSEQUENT EVENTS

Underwritten Equity Offering— On October 5, 2018, the Company sold 7,500,000 shares of the Company’s Shares in an underwritten offering pursuant to the Shelf at an underwritten offering price of $8.25 per share, before underwriting discounts and commissions. In addition, the underwriters were granted an Overallotment option to purchase an additional 1,125,000 shares of the common stock at the same public offering price, less underwriting discounts and commissions. On October 11, 2018, the underwriters exercised in full their option to purchase the

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Overallotment shares. The total number of shares sold by the Company in the offering was 8,625,000 shares, resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $66.4 million.

ATM OFFERING - Between September 30, 2018 and November 8, 2018, the Company issued 518,135 shares of its common stock under the ATM Offering resulting in net proceeds to the Company of approximately $4.7 million.

Athyrium Credit Facility— On October 1, 2018, the Company entered into the Athyrium Credit Facility. The Athyrium Credit Facility provides for a Term A loan in the aggregate principal amount of $75.0 million, and a Term B loan in the aggregate principal amount of $35.0 million . On October 1, 2018, the Company borrowed the entire principal amount of the Term A Loan. The Company may draw down the Term B Loan upon either (i) FDA approval of KPI-121 0.25% for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020.

The Athyrium Credit Facility has a six-year term and bears interest at a rate of 9.875% per annum. A portion of the proceeds from the Term Loan A was used to replace and repay in full the 2014 Debt Facility scheduled to mature on March 29, 2022. In connection with the Company’s repayment of the 2014 Debt Facility, the Company paid a prepayment fee of $180,000.

Warrants— In connection with the Athyrium Credit Facility and in consideration for the commitment of the Athyrium Credit Facility, on October 1, 2018, the Company issued to Athyrium a Warrant to purchase up to 270,835 shares of the Company’s common stock, at an exercise price per share of $12.18456.  The Warrant is immediately exercisable as to 184,660 shares and will become exercisable as to the remaining 86,175 shares only upon the Company’s draw of the Term B Loan. The Warrant expires and is no longer exercisable on October 1, 2025, the seven-year anniversary of the closing of the Athyrium Credit Facility.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “would,” “could,” “should,” “continue”and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in   our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures

We are a biopharmaceutical company focused on the development and commercialization of therapeutics using our AMPPLIFY™ mucus-penetrating particle (MPP) Drug Delivery Technology, or AMPPLIFY, with an initial focus on the treatment of eye diseases. Our MPPs are selectively-sized nanoparticles and have proprietary coatings. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in the U.S. Food and Drug Administration, or FDA, approved INVELTYS™ (loteprednol etabonate ophthalmic suspension) 1% for the treatment of inflammation and pain following ocular surgery, and our lead product candidate KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease.

In August 2018, the FDA approved our new drug application, or NDA, for INVELTYS, our topical twice-a-day product candidate, for the treatment of inflammation and pain following ocular surgery. INVELTYS is the first and only FDA-approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post-operative inflammation and pain. Other approved topical ocular corticosteroid products for this indication are dosed four times a day. INVELTYS is indicated for the treatment of post-operative inflammation and pain following ocular surgery, with an approved dosage of one to two drops twice daily beginning the day after surgery and continuing throughout the first two weeks of the post-operative period. As indicated on its approved label, the most common adverse drug reactions to INVELTYS in clinical trials were eye pain (1%) and posterior capsular opacification (1%). These reactions may have been the consequence of the surgical procedure.

We have retained worldwide commercial rights for INVELTYS. We expect to commercialize INVELTYS in the United States, and have started to build a commercial infrastructure to do so. We plan to hire a specialty sales force that will focus on eye care professionals in the United States. We expect to launch INVELTYS early in 2019. We further expect our commercial organization for INVELTYS will initially consist of approximately 75 sales and marketing personnel.

KPI-121 0.25% is our product candidate for patients with dry eye disease utilizing a two-week course of therapy. In January 2018, we announced topline results from two completed Phase 3 clinical trials of KPI-121 0.25%, which we refer to as STRIDE 1 and STRIDE 2 (STRIDE—  S hort  T erm  R elief  I  n  D ry  E ye), evaluating the safety and efficacy of KPI-121 0.25% versus placebo (vehicle) in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia at day 15 and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the intent to treat, or ITT, population; in addition, statistical significance was also achieved in STRIDE 1 for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort. In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia at day 15, but statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity change from baseline to day 15. KPI-121 0.25% was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment-related adverse events observed during the course of either trial, and with elevations in intraocular pressure, or IOP, in both trials similar to placebo.

In May 2018, we met with the FDA to discuss the results of our dry eye clinical trials and potential next steps for our dry eye disease program. On October 16, 2018 we submitted the NDA to the FDA for KPI-121 0.25%. The NDA included data from three clinical trials studying approximately 2,000 patients, including one Phase 2 trial and two Phase 3 efficacy and safety trials (STRIDE 1 and STRIDE 2).

In addition, based upon the recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We expect to receive top-line results for STRIDE 3 in the fourth quarter of 2019. The STRIDE 3 trial is a multicenter, randomized, double-blind, placebo controlled, parallel-arm study comparing KPI-121 0.25% to placebo, each with four times a day dosing for 14 days, in approximately 900 patients with dry eye disease. The primary endpoint, day 15 ocular discomfort severity, is based upon a patient diary in which ocular discomfort is recorded daily over the entire course of the trial using a visual analog grading scale. We have conducted a comprehensive analysis of data generated in the previous three clinical trials and we believe we have identified key factors that contributed to the differences observed in the results from STRIDE 2 compared to those of STRIDE 1 and Phase 2.  Based on this analysis, we have made changes to the inclusion/ exclusion criteria of STRIDE 3, which we believe will improve the probability of success for the trial.

If approved, KPI-121 0.25% could be the first FDA-approved product for the short-term treatment of dry eye disease.

For KPI-121 0.25%, we are seeking FDA approval under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA, which is the same regulatory pathway we used for the approval of INVELTYS. We have retained worldwide commercial rights for KPI-121 0.25%. If KPI-121 0.25% receives marketing approval, we expect to further expand our sales force by up to approximately an additional 100 personnel. We also expect to commercialize in the United States any of our other product candidates that receive marketing approval. In anticipation of the potential to commercialize our product candidates in other global markets, we will continue evaluating a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

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

We expect our research and development expenses to increase for the foreseeable future as we advance our product candidate, KPI-121 0.25%, toward regulatory approval, pursue other products candidates and conduct additional clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time‑consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

We anticipate general and administrative expenses to increase for the foreseeable future as we increase our headcount to support our continued research and development activities for our product candidates and continue to build our commercial infrastructure to support the continued development and launch of INVELTYS or any other product candidates for which we obtain marketing approval. In addition, we anticipate increased expenses related to supporting a larger organization.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K except for the adoption of ASU No. 2016‑02, Leases (Topic 842), or ASU 2016‑02 on January 1, 2018 as discussed below.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$7,027	$7,018	$9
General and administrative	8,469	2,516	5,953
Total operating expenses	15,496	9,534	5,962
Loss from operations	(15,496)	(9,534)	(5,962)
Other income (expense)
Interest income	325	194	131
Interest expense	(432)	(212)	(220)
Change in fair value of warranty liability	—	(623)	623
Net loss	$(15,603)	$(10,175)	$(5,428)

Research and Development Expenses

The following table summarizes the research and development expenses incurred during the three months  ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
KPI-121 development costs	$3,402	$4,438	$(1,036)
Employee‑related costs	3,179	1,995	1,184
Other research and development costs	446	585	(139)
Total research and development	$7,027	$7,018	$9

Research and development expenses were $7.0 million for the three months ended September 30, 2018 compared to $7.0 million for the three months ended September 30, 2017, representing a change of $0. This was primarily the result of a $1.7 million decrease in KPI‑121 development costs due to the decrease in external costs associated with the completion of our Phase 3 clinical trials of INVELTYS for the treatment of inflammation and pain following cataract surgery and STRIDE 1 and STRIDE 2, our Phase 3 trials of KPI-121 0.25% for the treatment of dry eye disease offset by 0.6 million increase in STRIDE 3, our additional Phase 3 clinical trial of KPI-121 0.25% beginning during the three months ended September 30, 2018. An additional decrease of $0.1 million in other research and development costs was offset by a $1.2 million increase in employee‑related costs due to the additional hiring of personnel, overall merit increases and an increase in stock compensation expense related to stock option grants.

We expect that our research and development costs will increase as we advance our product candidate, KPI-121 0.25%, pursue other product candidates and conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the three months ended September 30, 2018 compared to $2.5 million for the three months ended September 30, 2017, an increase of $6.0 million.

We incurred a $3.2 million increase in employee-related costs primarily due to a $2.2 million increase in general and administrative employee headcount and merit increases and a $1.0 million increase in stock compensation expenses related to stock options granted during 2018. In addition, we incurred a $0.5 million increase in costs associated with legal, accounting and finance activities, a $2.0 million increase in costs associated with the building of our commercial organization in advance the potential launch of INVELTYS in early 2019 as well as a $0.3 million increase in facilities costs made up additional leased space and a larger allocation of our overall facility-related costs.

Our general and administrative expenses are expected to increase for the foreseeable future as we continue to build out our corporate and commercial infrastructure to support the continued development and commercial launch of INVELTYS , which was approved by the FDA on August 22, 2018, or any other product candidate. We expect to incur material and ongoing increases in sales and marketing costs, a component of general and administrative expenses, related to our hiring of a field sales force to market INVELTYS in the United States. In addition, we anticipate increased expenses related to supporting a larger organization.

Interest Income

Interest income was $0.3 million for the three months ended September 30, 2018 compared to $0.2 million for the three months ended September 30, 2017. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The increase was attributable to a higher interest rate on the average cash balance during the three months ended September 30, 2018 due to the receipt of the proceeds from the IPO in July 2017.

Interest Expense

We incurred interest expense of $0.4 million for the three months ended September 30, 2018 compared to $0.2 million for the three months ended September 30, 2017. Interest expense is comprised of the contractual coupon interest and the amortization of debt discount associated with our $20.0 million venture debt facility entered into in 2014 or the 2014 Debt Facility. The increase was due to an increase in our outstanding balance upon the September 2017 draw down of an additional $10.0 million under the 2014 Debt Facility.

Change in Fair Value of Warrant Liability

The change in the fair value of our preferred stock warrant liability consisted of no gain or loss for the three months ended September 30, 2018 compared to a loss of $0.6 million for the three months ended September 30, 2017. Upon the closing of our IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$20,051	$23,128	$(3,077)
General and administrative	21,102	5,607	15,495
Total costs and expenses	41,153	28,735	12,418
Loss from operations	(41,153)	(28,735)	(12,418)
Other income (expense)
Interest income	848	276	572
Interest expense	(1,214)	(618)	(596)
Change in fair value of warranty liability	—	(1,844)	1,844
Net loss	$(41,519)	$(30,921)	$(10,598)

Research and Development Expenses

The following table summarizes the research and development expenses incurred during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
KPI-121 development costs	$10,020	$16,304	$(6,284)
Employee‑related costs	9,071	5,245	3,826
Other research and development costs	960	1,579	(619)
Total research and development	$20,051	$23,128	$(3,077)

Research and development expenses were $20.0 million for the nine months ended September 30, 2018 compared to $23.1 million for the nine months ended September 30, 2017, a decrease of $3.1 million. This decrease is primarily the result of a $6.3 million decrease in KPI‑121 development costs due to the decrease in external costs associated with the completion of our Phase 3 clinical trials of INVELTYS for the treatment of inflammation and pain following cataract surgery and STRIDE 1 and STRIDE 2, our Phase 3 trial of KPI-121 0.25% for the treatment of dry eye disease, partially offset by STRIDE 3, our additional Phase 3 clinical trial of KPI-121 0.25% beginning during the nine month ended September 30, 2018. An additional decrease of $0.6 million in other research and development costs primarily driven by decrease in the allocation of facility costs was offset by a $3.8 million increase in employee‑related costs due to the additional hiring of personnel, overall merit increases and an increase in stock compensation expense related to stock option grants.

General and Administrative Expenses

General and administrative expenses were $21.1 million for the nine months ended September 30, 2018 compared to $5.6 million for the nine months ended September 30, 2017, an increase of $15.5 million.

We incurred a $7.7 million increase in employee-related costs primarily due to a $4.7 million increase in general and administrative employee headcount expense and overall merit increases and a $3.0 million increase in stock compensation expenses related to stock options granted during 2018. In addition, we incurred a $2.7 million increase in costs associated with legal, accounting and finance activities primarily as a result of operating as a public company, a $1.4 million increase in facility costs made up additional leased space and a larger allocation of our overall facility-

related costs, and a $3.7 million increase in costs associated with building of our commercial organization in advance of the potential launch of INVELTYS in early 2019.

Interest Income

Interest income was $0.8 million for the nine months ended September 30, 2018 compared to $0.3 million for the nine months ended September 30, 2017. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The increase was attributable to a higher interest rate and higher average cash balance during the nine months ended September 30, 2018 due to receipt of the proceeds from the IPO in July 2017.

Interest Expense

We incurred interest expense of $1.2 million for the nine months ended September 30, 2018 compared to $0.6 million for the nine months ended September 30, 2017. Interest expense is comprised of the contractual coupon interest and the amortization of debt discount associated with our 2014 Debt Facility. The increase was primarily due to an increase in the outstanding balance upon the September 2017 draw down of $10.0 million under the 2014 Debt Facility.

Change in Fair Value of Warrant Liability

The change in the fair value of our preferred stock warrant liability consisted of no gain or loss for the nine months ended September 30, 2018 compared to a loss of $1.8 million for the nine months ended September 30, 2017. Upon the closing of our IPO, the underlying preferred stock was converted into common stock, the preferred stock warrants were converted into warrants for common stock, and the fair value of the warrant liability at that time was reclassified to additional paid‑in capital.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have derived limited revenue to date from feasibility studies with collaboration partners. We are in process of commercializing our FDA approved INVELTYS product, and we do not expect to generate revenue from sales of any product before 2019. We have funded our operations to date with proceeds from our IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings and to a lesser extent, payments received in connection with various feasibility studies.

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

Cash Flows

As of September 30, 2018, we had $74.9 million in cash on hand and $20.0 million in indebtedness. The following table summarizes our sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(38,132)	$(27,534)
Net cash used in investing activities	(668)	(198)
Net cash provided by financing activities	1,189	104,333
Decrease in cash and restricted cash	$(37,611)	$76,601

Net Cash Used in Operating Activities

During the nine months ended September 30, 2017, our cash used in operating activities was primarily due to our net loss of $30.9 million as we incurred external research and development costs associated with our clinical trials during the nine months ended September 30, 2017 and general and administrative costs, offset by non-cash charges of $4.5 million, consisting primarily of $2.1 million in stock-based compensation and $1.8 million in fair value of warrant liability. Net cash used by changes in our operating assets and liabilities primarily consisted an increase of $0.7 million in prepaid expenses and other current assets and a $0.4 million decrease in accounts payable and accrued expenses.

During the nine months ended September 30, 2018, our cash used in operating activities was primarily due to our net loss of $41.5 million primarily consisting of $20.0 million of research and development costs and $21.1 million of general and administrative costs partially offset by non-cash charges of $7.0 million, consisting primarily of $6.4 million in stock-based compensation, $0.3 million in amortization of a right of use asset, $ 0.2 million in depreciation and $0.1 million in amortization of debt discount. Net cash used by changes in our operating assets and liabilities primarily consisted of a $3.3 million increase in prepaid expenses due to fees paid for the KPI-121 0.25% NDA, a $0.3 million decrease in lease liability, a $1.0 million increase in inventory related to INVELTYS, partially offset by a $1.0 million increase in accounts payable and accrued expenses primarily due to the decrease in external costs associated with our two Phase 3 clinical trials of KPI‑121 0.25% for the treatment of dry eye disease.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2017, consisting primarily of purchases of laboratory equipment.

Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2018 consisting primarily of purchases of equipment and software.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $104.3 million for the nine months ended September 30, 2017, consisting of payments of $96.3 million of IPO proceeds, net of underwriter discounts and commissions, $2.2 million in offering costs related to our IPO, $10.0 million in funding from the September 2017 draw down of the under our 2014 Debt Facility and $0.2 million in proceeds from exercise of stock options.

Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2018, consisting of $2.7 million of proceeds from our 2014 Debt Facility, net of debt issuance costs, and $0.3 million in proceeds from the exercise of stock options, offset by principal payments on our 2014 Debt Facility of $1.7 million and payment of deferred offering costs of $0.1 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we commercialize INVELTYS in the United States and advance our preclinical activities and clinical trials for our product candidates. In addition, we expect to incur additional costs associated with operating as a public company and our transition into a fully integrated commercial organization.

Our expenses will also increase if and as we:

•	commercially launch INVELTYS in the United States and seek regulatory approval for INVELTYS in the European Union;
•	continue to grow our sales, marketing and distribution capabilities to commercialize INVELTYS and any products candidates for which we may submit for and obtain marketing approval.

•

continue development of  KPI‑121 0.25%, including conducting our ongoing Phase 3 clinical trial, and continue to pursue marketing approval for KPI-121 25% and any other product candidates that successfully complete clinical development;

•

pursue the clinical development of KPI‑121 for the treatment of other additional indications or for use in other patient populations or, seek to broaden the label of INVELTYS or, if approved, KPI‑121 0.25%;

•	pursue the preclinical and clinical development of product candidates, including our rTKI program for use in the treatment of retinal diseases;
•	expand our sales, marketing and distribution capabilities for our other product candidates, prior to or upon receiving marketing approval;
•

continue to scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, and any of our other product candidates, including KPI-121 0.25%, for which we seek and/or obtain marketing approval;

•	leverage our proprietary AMPPLIFY technology to advance additional high‑value therapeutics into preclinical and clinical development;
•	in‑license or acquire the rights to other products, product candidates or technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
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

On October 1, 2018, we entered into a credit agreement, or the Athyrium Credit Facility, with Athyrium Opportunities III Acquisition LP, or Athyrium. The Athyrium Credit Facility provides for a term A loan, or the Term A Loan, in the aggregate principal amount of $75.0 million, and a term B loan, or the Term B Loan, in the aggregate principal amount of $35.0 million. On October 1, 2018, we borrowed the entire principal amount of the Term A Loan. We may draw down the Term B Loan upon either (i) FDA approval of KPI-121 0.25% for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020.  The Athyrium Credit Facility has a six-year term and bears interest at a rate of 9.875% per annum. We used the a portion of the proceeds from the Athyrium Credit Facility to repay our 2014 Debt Facility.

In connection with the Athyrium Credit Facility, we issued to Athyrium a warrant to purchase up to 270,835 shares of the our common stock, at an exercise price per share of $12.18456 . The warrant is immediately exercisable as to 184,660 shares and will become exercisable as to the remaining 86,175 shares only upon the draw of the Term B Loan. The warrant expires and is no longer exercisable on October 1, 2025, the seven-year anniversary of the closing of the Athyrium Credit Facility.

On August 9, 2018, we filed a shelf registration statement, or the Shelf, on Form S-3 with the SEC, which was declared effective on August 27, 2018. Under the Shelf, we may offer and sell up to $250 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the Shelf becoming effective. Under the Shelf, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. In connection with the filing of the Shelf, we entered into a sales agreement with Jefferies, LLC ,or Sales Agreement, pursuant to which the we may issue and sell, from time to time, up to an aggregate of $50 million of its common stock in an at-the-market equity offering, or ATM Offering, through Jefferies, LLC., as sales agent.

On October 5, 2018, we sold 7,500,000 shares of our common stock in an underwritten offering at a price of $8.25 per share, before underwriting discounts and commissions in a registered offering pursuant to our shelf registration statement on Form S-3. In addition, the underwriters were granted an overallotment option to purchase an additional 1,125,000 shares of the common stock at the same public offering price, less underwriting discounts and commissions. On October 11, 2018, the underwriters exercised in full their option to purchase the overallotment shares. We sold a total of 8,625,000 shares in the offering, or the Offering Shares, resulting in net proceeds to use, after underwriting discounts and offering expenses, of approximately $66.4 million.

Between September 30, 2018 and November 8, 2018, we issued 518,135 shares of its common stock under the ATM Offering,  resulting in net proceeds to us of approximately $4.7 million.

We believe that our existing cash on hand as of September 30, 2018, together with the proceeds from our October 2018 Financings, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through at least early 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	our ability to successfully commercialize and sell INVELTY in the United States;
•

the cost and our ability to establish and maintain the commercial infrastructure and manufacturing capabilities required to support the commercialization of INVELTYS and any other products for which we receive marketing approval, including product sales, medical affairs, marketing, manufacturing and distribution;

•

the progress, costs and results of our additional Phase 3 clinical trial for KPI‑121 0.25%, STRIDE 3, and whether we determine, or are required to, conduct any additional clinical trials or other activities for KPI-121 0.25% ;

•	the costs, timing and outcome of regulatory review of KPI-121 0.25%, including whether any additional trials or other activities are required for approval or label expansion;
•	the progress, costs and results of any clinical activities for regulatory review of INVELTYS and KPI-121 0.25% outside of the United States;
•	the costs and timing of process development and manufacturing scale‑up activities associated with INVELTYS and KPI‑121 0.25%;
•

the costs of commercialization activities KPI‑121 0.25% if we receive marketing approval and pre-commercialization costs KPI-121 0.25% incurred prior to receiving any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;
•	the amount of revenue received from commercial sales of INVELTYS and, assuming receipt of marketing approval, KPI-121 0.25% or any other product candidates;
•	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•	the scope, progress, results and costs of any product candidates that we may derive from any other product candidates that we may develop;
•	the extent to which we in‑license or acquire rights to other products, product candidates or technologies; and
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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of September 30, 2018:

	Payments Due by Period For Years Ending September 30,
			More Than	More Than
			1 Year and	3 Years and
		Less Than	Less Than	Less Than	More than
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years
	(in thousands)
Short and long‑term debt obligations(1)	$20,000	$3,333	$13,333	$3,334	$—
Interest on short and long‑term debt obligations(2)	3,310	1,565	1,666	79	—
Operating lease obligation(3)	103	103	—	—	—
Other lease obligations(4)	30,982	3,058	7,302	7,748	12,874
Minimum license payments(5)	81	43	38	—	—
Total	$54,476	$8,102	$22,339	$11,161	$12,874

(1)	Short and long‑term debt obligations relate to principal payments due on our 2014 Debt Facility as of September 30, 2018.

(2)	Interest payments due on our 2014 Debt Facility as of September 30, 2018.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any cash equivalents or investments as of September 30, 2018. As of September 30, 2018, our exposure to the risk of changes in market interest rates related primarily to our borrowings under our 2014 Debt Facility, which were subject to a variable interest rate. We do not expect any material impact on our operating results from a reasonably possible change in market interest rates. A 50-basis point increase or decrease in interest rates would increase or decrease annual interest expense by $100,000 related to our borrowings under our 2014 Debt Facility. The 2014 Debt Facility was repaid with proceeds of the Athyrium Credit Facility, which has a fixed interest of 9.875% per annum.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management,  with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

RISK FACTORS

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in our Annual Report on Form 10‑K and this Quarterly Report on Form 10‑Q, including our financial statements and the related notes appearing at the end of our Annual Report on Form 10‑K and this Quarterly Report on Form 10‑Q, before deciding to invest in our common stock. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $41.5 million for the nine months ended September 30, 2018, $42.2 million for the year ended December 31, 2017, $33.2 million for the year ended December 31, 2016 and $16.7 million for the year ended December 31, 2015. As of September 30, 2018, we had an accumulated deficit of $175.9 million. We have not generated any revenues to date from product sales and have financed our operations primarily through our initial public offering, or IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings and to a lesser extent, payments received in connection with various feasibility studies. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to prepare to commercially launch our first FDA approved product, INVELTYSTM (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post‑operative inflammation and pain following ocular surgery. Although we expect to generate revenue from sales of INVELTYS, there can be no assurance that we will generate any such revenue or as to the timing of any such revenue, and we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year.

We anticipate that our expenses will increase substantially as compared to prior periods as we commercially launch INVELTYS in the United States and engage in activities to prepare for commercialization of our product, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. Our license agreement with The Johns Hopkins University, or JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS and KPI‑121 0.25%, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•commercially launch INVELTYS in the United States and seek regulatory approval for INVELTYS in the European Union;

•continue to grow our sales, marketing and distribution capabilities to commercialize INVELTYS and any product candidates for which we may submit for and obtain marketing approval;

•continue development of KPI‑121 0.25%, including conducting our ongoing Phase 3 clinical trial, and/or seek marketing approvals for KPI‑121 0.25% and any other product candidates;

•pursue the clinical development of KPI‑121 for the treatment of other additional indications or for use in other patient populations or seek to broaden the label of INVELTYS or, if approved, KPI‑121 0.25%;

•pursue the preclinical and clinical development of product candidates, including our topically applied MPP receptor Tyrosine Kinase Inhibitor program, or rTKI program, for use in the treatment of retinal diseases;

•expand our sales, marketing and distribution capabilities for our other product candidates, prior to or upon receiving marketing approval;

•continue to scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, and any of our product candidates, including KPI‑121 0.25%, for which we seek and/or obtain marketing approval;

•leverage our proprietary AMPPLIFY technology to advance additional potential high‑value therapeutics into preclinical and clinical development;

•in‑license or acquire the rights to other products, product candidates or technologies;

•maintain, expand and protect our intellectual property portfolio;

•hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;

•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and

•increase our product liability insurance coverage as we initiate and expand our commercialization efforts.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

•we elect to or are required by the FDA or non‑U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;

•there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates; or

•there are any third‑party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property‑related claims or enforce our intellectual property rights.

Our ability to become and remain profitable depends on our ability to generate revenue. While we expect to begin to generate revenue from the sales of INVELTYS in 2019, there can be no assurance that we will generate any such revenue or as to the timing of any such revenue, and we may not achieve profitability for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

•successfully completing the commercial launch of INVELTYS, including by further developing our sales force, marketing and distribution capabilities;

•obtaining marketing approval for KPI‑121 0.25% or any other product candidates;

•manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including KPI‑121 0.25%;

•maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval;

•hiring and building a full commercial organization required for the marketing, selling and distributing for those products which we obtain marketing approval;

•achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for INVELTYS and any other products we commercialize; and

•obtaining, maintaining and protecting our intellectual property rights.

INVELTYS is our only product that has been approved for sale and it has only been approved in the United States for the treatment of inflammation and pain following ocular surgery. Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of INVELTYS, which we plan to commercially launch in the United States in early 2019. However, the successful commercialization of INVELTYS in the United States is subject to many risks. We are currently undertaking our first commercial launch with INVELTYS, and we may not be able to do so successfully or on the currently expected timeline or at all. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of INVELTYS alone will be sufficient for us to become profitable for several years, if at all.

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

We are an early‑stage company. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital and developing INVELTYS and our product candidates, including KPI‑121 0.25%, and engaging in activities to prepare for the commercial launch of INVELTYS. Although we are preparing for the launch and commercialization of INVELTYS, we have no history of commercializing products, are still in the process of preparing for the commercial launch of INVELTYS and, to date, have not generated revenue from the sale of INVELTYS. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We are in the early stages of the process of transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize INVELTYS, seek marketing approval for KPI‑121 0.25%, and continue the development of and potentially seek marketing approval for other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we commercialize INVELTYS and advance our preclinical activities and clinical trials for our product candidates. In addition, our expenses will further increase as we conduct our third Phase 3 trial for KPI‑121 0.25% and if we elect to or are required to conduct any further trials. We also expect to devote additional financial resources to conducting research and development, initiating clinical trials of, and potentially seeking regulatory approval for, other potential product candidates, including product candidates that we may develop using our rTKI program.

We have begun to incur commercialization expenses related to INVELTYS, including beginning to build a commercial infrastructure, and increasing marketing, distribution and manufacturing capabilities. If we obtain marketing approval for KPI‑121 0.25% or any other product candidate that we develop, we expect to incur significant additional commercialization expenses for such product candidate. Furthermore, we will incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•our ability to successfully commercialize and sell INVELTYS in the United States;

•the cost and our ability to establish and maintain the commercial infrastructure and manufacturing capabilities required to support the commercialization of INVELTYS, and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;

•the progress, costs and results of our additional Phase 3 trials for KPI‑121 0.25%, STRIDE 3 (STRIDE—Short Term Relief In Dry Eye), and whether we determine, or are required, to conduct any additional clinical trials or other activities for KPI‑121 0.25%;

•the costs, timing and outcome of regulatory review of KPI‑121 0.25%, including whether any additional clinical trials or other activities are required for approval or label expansion;

•the progress, costs and results of any clinical activities for regulatory review of INVELTYS and KPI‑121 0.25% outside of the United States;

•the costs and timing of process development and manufacturing scale‑up activities associated with INVELTYS and KPI‑121 0.25%;

•the costs of commercialization activities for KPI‑121 0.25% if we receive marketing approval and pre‑commercialization costs for KPI‑121 0.25% incurred prior to receiving any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•the amount of revenue received from commercial sales of INVELTYS and, assuming receipt of marketing approval, KPI‑121 0.25% or any other product candidates;

•our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

•the scope, progress, results and costs of any product candidates that we may derive from any other product candidates that we may develop;

•the extent to which we in‑license or acquire rights to other products, product candidates or technologies; and

•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property‑related claims.

We believe that our existing cash on hand as of September 30, 2018, together with the proceeds from our October 2018 Financings, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through at least early 2020. We have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Conducting preclinical testing and clinical trials, seeking market approvals and commercializing products are time‑consuming, expensive and uncertain processes that take years to complete. Although we expect to commercially launch INVELTYS in early 2019, we do not anticipate that our revenue from product sales of INVELTYS will be sufficient for us to become profitable for several years, if at all. Additionally, in October 2018 we submitted a new drug application, or an NDA, to the FDA for KPI‑121 0.25%. and the FDA may decide not to accept the NDA for filing, or, if accepted, we may not receive approval to commercialize KPI‑121 0.25%. Based upon the recommendation of the FDA, we also initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We may determine to conduct additional Phase 3 trials for KPI‑121 0.25% or to potentially expand the label of KPI‑121 0.25% if we receive marketing approval for a narrower indication than we are targeting. In addition, we may never generate the necessary data or results required to obtain regulatory approval of KPI‑121 0.25% or of any other product candidates. We will need to obtain substantial additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize INVELTYS or any other product candidates for which we obtain approval.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. The lenders under our Athyrium Credit Facility are currently entitled to exercise warrants for up to 184,660 shares of common stock. If we draw down on the remaining $35.0 million of potentially available borrowings under our Athyrium Credit Facility, the lenders thereunder will be entitled to exercise warrants for up to an additional 86,175 shares of our common stock. Your ownership interest will be diluted to the extent any such warrants are exercised. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Athyrium Credit Facility may limit our ability to obtain additional debt financing. Under our Athyrium Credit Facility, we are also restricted from paying dividends on our common stock without the lenders’ consent.

If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or current or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. As of September 30, 2018, we had $20.0 million of outstanding borrowings under our venture debt facility, or the 2014 Debt Facility. In October 2018 we entered into the Athyrium Credit Facility and repaid the 2014 Debt Facility in full. We currently have $75.0 million of outstanding borrowings under the Athyrium Credit Facility and have the ability to draw an additional $35.0 million prior to June 30, 2020 upon either FDA approval of KPI‑121 0.25% for a dry eye indication or reaching net product revenues of INVELTYS of at least $25.0 million for the two fiscal quarter period then most recently ended. Amounts outstanding under the Athyrium Credit Facility bear interest at a rate of 9.875% per annum. The Athyrium Credit Facility provides for quarterly interest‑only payments for 48 months. Beginning on September 30, 2022, we will be required to make principal and interest payments through October 1, 2024. Our obligations under the Athyrium Credit Facility are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Athyrium Credit Facility.

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•requiring us to dedicate a substantial portion of cash flow from operations or cash on hand to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our existing cash and anticipated product revenue from INVELTYS. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt and funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our Athyrium Credit Facility could result in an event of default and acceleration of amounts due. If an event of default occurs and the lender accelerates the amounts due under our Athyrium Credit Facility, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness.

Risks Related to Product Development

We are dependent on the success of INVELTYS and our lead product candidate, KPI‑121 0.25%. If we are unable to successfully commercialize INVELTYS or obtain marketing approval for KPI‑121 0.25%, or experience significant delays in doing so, or if, after obtaining marketing approval for KPI‑121 0.25%, we fail to successfully commercialize KPI‑121 0.25%, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post‑operative treatment of inflammation and pain following ocular surgery and KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully commercialize INVELTYS and to successfully obtain marketing approval for and commercialize KPI‑121 0.25%. In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating KPI‑121 0.25%, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of KPI‑121 0.25% versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. In October 2018, we submitted an NDA to the FDA for KPI‑121 0.25%.  The FDA may decide not to accept the NDA for filing, or, if accepted, we may not receive approval to commercialize KPI‑121 0.25%. Based upon the recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We may also determine to conduct additional Phase 3 trials for KPI‑121 0.25% or to potentially expand the label of KPI‑121 0.25% if we receive marketing approval for a narrower indication than we are targeting. We cannot accurately predict when or if KPI‑121 0.25% will receive marketing approval. Our ability to generate product revenues will depend on our successful commercialization of INVELTYS and our obtaining marketing approval for, and successfully commercializing, KPI‑121 0.25%.

The success of our product INVELTYS, our lead product candidate, KPI‑121 0.25%, and any other product candidates will depend on many factors, including the following:

•successful commercialization of INVELTYS in the United States, including establishing sales, marketing and distribution capabilities for INVELTYS;

•successfully developing and applying for and receiving marketing approvals from applicable regulatory authorities for KPI‑121 0.25% and other product candidates;

•receiving regulatory approval of our manufacturing processes and our third‑party manufacturers’ facilities from applicable regulatory authorities;

•expanding and maintaining a workforce of experienced scientists and others with experience in AMPPLIFY technology to continue to develop our product candidates;

•establishing sales, marketing and distribution capabilities for KPI‑121 0.25% and successfully launching commercial sales of any other product candidates for which we obtain marketing approval, whether alone or in collaboration with others;

•acceptance of INVELTYS and, if and when approved, KPI‑121 0.25% and our other product candidates by patients, the medical community and third‑party payors;

•effectively competing with other therapies;

•maintaining an acceptable safety profile of our products following approval;

•obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third‑party payors, including government payors, for our product candidates;

•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•protecting our rights in our intellectual property portfolio; and

•not infringing on others’ intellectual property rights.

Successful development of KPI‑121 0.25% for additional indications, if any, or for use in broader patient populations and our ability, if it is approved, to broaden the label for KPI‑121 0.25% will depend on similar factors.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize INVELTYS or our product candidates, including KPI‑121 0.25%, which would materially harm our business.

If clinical trials of KPI‑121 0.25% or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

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

In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating KPI‑121 0.25%, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of KPI‑121 0.25% versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. In October 2018, we submitted an NDA to the FDA for KPI‑121 0.25%.  The FDA may decide not to accept the NDA for filing, or, if accepted, we may not receive approval to commercialize KPI‑121 0.25%. Based upon the recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We may also determine to conduct additional Phase 3 trials for KPI‑121 0.25% or to potentially expand the label of KPI‑121 0.25% if we receive marketing approval for a narrower indication than we are targeting. If the FDA determines that we have not sufficiently demonstrated efficacy for both signs and symptoms of dry eye, we may need to conduct additional clinical trials to support approval of KPI‑121 0.25% for temporary relief of signs and symptoms of dry eye disease. If we conduct additional clinical trials of KPI‑121 0.25%, our expenses will significantly increase and could delay or halt our ability to obtain marketing approval. Regulatory authorities outside the United States, in particular in the European Union, have not issued guidance on the requirements for approval of a dry eye drug. Our Phase 3 clinical trials of KPI‑121 0.25% may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our Phase 3 clinical trials of KPI‑121 0.25% pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time‑consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

We performed additional analyses on a post‑hoc basis on the results of our completed Phase 2 clinical trial for KPI‑121 0.25% for the purpose of designing our STRIDE 1 and STRIDE 2 clinical trials for KPI‑121 0.25%. Following completion of these Phase 3 trials we conducted additional analyses on a post‑hoc basis of the data from both these Phase 3 trials and the Phase 2 clinical trial to support our NDA submission and to inform the design of our STRIDE 3 clinical trial and our development plan. We may also conduct additional post‑hoc analyses on the results of clinical trials in the future. Post‑hoc analyses performed after unmasking trial results can result in the introduction of bias, may not be predictive of success in any future clinical trials and are given less weight by regulatory authorities than pre‑specified analyses. If we are required to conduct additional clinical trials or other testing of KPI‑121 0.25% or any other product candidate that we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•be delayed in obtaining marketing approval for our product candidates;

•not obtain marketing approval at all;

•obtain approval for indications or patient populations that are not as broad as intended or desired;

•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•be subject to additional post‑marketing testing requirements; or

•have the product removed from the market after obtaining marketing approval.

If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KPI‑121 0.25% or any other product candidates that we may develop, including:

•clinical trials of our product candidates, including STRIDE 3, may produce negative or inconclusive results, and we may decide, or regulators may recommend or require us, to conduct additional clinical trials or abandon product development programs;

•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•our third‑party contractors may fail to comply with regulatory requirements or meet their obligations to us in a timely manner, or at all;

•regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•regulators may recommend or require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post‑marketing testing requirements to maintain regulatory approval;

•regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;

•the cost of clinical trials of our product candidates may be greater than we anticipate;

•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or may be delayed;

•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate trials; and

•regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified Risk Evaluation and Mitigation Strategy.

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

Patient enrollment is affected by a variety of factors, including:

•the prevalence and severity of the ophthalmic disease or condition under investigation;

•the patient eligibility criteria for the trial in question;

•the perceived risks and benefits of the product candidate under study;

•the existence of existing treatments for the indications for which we are conducting clinical trials;

•the efforts to facilitate timely enrollment in clinical trials;

•the patient referral practices of clinicians;

•the ability to monitor patients adequately during and after treatment;

•the proximity and availability of clinical trial sites for prospective patients;

•the conducting of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and

•the lack of adequate compensation for prospective patients.

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

If serious adverse or unacceptable side effects are identified during the development or commercialization of our product or product candidates, we may need to abandon or limit our development of such product or product candidates.

If INVELTYS or any of our product candidates, including KPI‑121 0.25%, are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our product or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk‑benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of INVELTYS and KPI‑121 0.25% have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of KPI‑121 reported in any of our clinical trials to date. Increases in intraocular pressure, or IOP, and cataract formation are additional adverse effects associated with the use of corticosteroids. We have no clinical safety data on or patient exposure to either KPI‑121 concentration for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our product or our product candidates (including use of KPI‑121 0.25% more frequently than is prescribed) by patients could cause increases in IOP, and may result in additional unexpected side effects or adverse events. There can be no assurance that our product or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our product or product candidates, if approved, at the rate we currently expect.

We may not be successful in our efforts to develop product candidates based on our AMPPLIFY technology or expand the use of our AMPPLIFY technology for treating additional diseases and conditions.

We are currently directing all of our development efforts towards applying our AMPPLIFY technology to develop product candidates that are designed to diffuse through the mucus layer and enable the active drug substance to reach cells in the underlying target tissue. We have product candidates at various stages of development for treatment of eye diseases and are exploring the potential use of our AMPPLIFY technology in other diseases, including diseases of the lungs, cervical/vaginal tract and gastrointestinal tract. Our existing product candidates and any other potential product candidates that we identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we develop based upon our AMPPLIFY technology, we will not be able to obtain substantial product revenues in future periods.

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

Risks Related to the Commercialization of INVELTYS and our Product Candidates

INVELTYS or any of our product candidates that receives marketing approval, including KPI‑121 0.25%, may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third‑party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

INVELTYS or any other product candidate that we develop that receives marketing approval, including KPI‑121 0.25%, may fail to gain sufficient market acceptance by clinicians, patients, third‑party payors and others in the medical community. Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data we have commissioned. For example, based on a market survey we commissioned of 100 ophthalmologists, we believe INVELTYS will offer advantages over existing post‑surgical treatment options due to its twice‑daily dosing, two‑week course of treatment and safety data, including low incidence of reported IOP spikes, and efficacy data from our clinical trials. In this market survey, a majority of surveyed ophthalmologists indicated they were likely to prescribe INVELTYS. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice‑a‑day or less frequent dosing.

While there are no drugs currently approved in the United States for the temporary relief of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over‑the‑counter artificial tears, Restasis®, Xiidra®, CequaTM and off‑label use of corticosteroids. Our current expectations regarding market potential for KPI‑121 0.25% are based, in part, on market research data we have commissioned. For example, based on a market survey we commissioned of 503 dry eye disease patients, which we refer to as our patient survey, 90% of surveyed patients reported experiencing short‑term flares, with the majority experiencing multi‑day episodes, and the most common reason given by patients for discontinuing the two leading branded dry eye treatments were insufficient efficacy and side effects. However, it is possible that doctors may continue to rely on other existing treatments rather than KPI‑121 0.25%, if and when it is approved for marketing by the FDA. In addition, if generic versions of any products that compete with any of our product candidates are approved for marketing by the FDA, they would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, clinicians, patients and third‑party payors may choose to rely on such products rather than our product candidates.

Our assessment of the potential market opportunity for INVELTYS and our product candidates, including KPI‑121 0.25%, is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third‑party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third‑party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of dry eye disease in particular is difficult to precisely estimate. The results from our patient survey may be less reflective of the dry eye disease population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third‑party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for INVELTYS or any of our product candidates, including KPI‑121 0.25%, may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If INVELTYS or any of our product candidates for which we obtain marketing approval, including KPI‑121 0.25%, do not achieve adequate levels of acceptance, formulary coverage, pricing or reimbursement, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of INVELTYS or any product candidates for which we obtain marketing approval, will depend on a number of factors, including:

•the efficacy and potential advantages of our product or our product candidates compared to alternative treatments, including the existing standard of care;

•our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;

•the clinical indications for which the product is approved;

•the convenience and ease of administration compared to alternative treatments;

•the willingness of the target patient population to try new therapies and of clinicians to prescribe these therapies;

•the strength of our marketing and distribution support;

•the timing of market introduction of competitive products;

•the availability of third‑party formulary coverage and adequate reimbursement, particularly by Medicare in light of the prevalence of dry eye disease and cataracts in persons over age 55;

•the prevalence and severity of any side effects; and

•any restrictions on the use of our products together with other medications.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing INVELTYS or any of our product candidates that we may develop if and when they are approved.

We have only recently begun to establish a sales or marketing infrastructure for our commercial launch of INVELTYS, our first product, and have no prior experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we obtained marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

We are building a specialty sales marketing and distribution infrastructure to market INVELTYS and plan to expand that infrastructure to market any of our product candidates that we develop in the United States, if and when such product candidates are approved. We have begun to build our commercial infrastructure for INVELTYS in the United States, including the hiring of a sales force. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of INVELTYS or any of our product candidates for which we establish a commercial infrastructure is delayed or does not occur for any reason, including if we do not receive marketing approval for KPI‑121 0.25% or our other product candidates on the timeframe we expect, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize INVELTYS or any product candidates for which we receive marketing approval, including KPI‑121 0.25%, on our own include:

•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•the inability of sales personnel to obtain access to clinicians or persuade adequate numbers of clinicians to prescribe our products;

•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•unforeseen costs and expenses associated with creating an independent sales, marketing and distribution organization.

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

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute INVELTYS or any of our product candidates, including KPI‑121 0.25%, or we may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market INVELTYS or any of our product candidates for which we obtain marketing approval, including KPI‑121 0.25%, effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing INVELTYS, or any of our product candidates for which we obtain marketing approval, including KPI‑121 0.25%.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. INVELTYS, and our product candidates, including KPI‑121 0.25%, if approved, will also compete with existing branded, generic and off‑label products.

The development and commercialization of new drug products is highly competitive. We face competition with respect to INVELTYS and our product candidates, including KPI‑121 0.25%, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our product and our product candidates will target markets that are already served by a variety of competing products. Many of these existing products have achieved widespread acceptance among clinicians, patients and payors. In addition, many of these products are available on a generic basis, and our product or our product candidates may not demonstrate sufficient additional clinical benefits to clinicians, patients or payors to justify a higher price compared to generic products. In many cases, insurers or other third‑party payors, particularly Medicare, seek to encourage the use of generic products.

Following ocular surgery, topical steroids are commonly used to manage and prevent complications from post‑operative inflammation. The current market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. In addition, EyePoint Pharmaceuticals, Inc. received FDA approval in February 2018 for DEXYCUTM, which is formulated as a drug delivery system, to be injected into the eye following cataract surgery for the treatment of inflammation. There are also a number of companies in the United States developing products and therapies in preclinical research and clinical development for the treatment of inflammation and pain following ocular surgery, including the following: Bausch Health Companies Inc. (formerly Valeant Pharmaceuticals International, Inc.) is developing a loteprednol etabonate gel, formulated for topical delivery and has filed an NDA with the FDA; and Ocular Therapeutix, Inc. is developing Dextenza™, a punctal plug and has filed an NDA for the treatment of ocular pain following ophthalmic surgery.

Current disease management approaches for dry eye disease in the United States include the following: over‑the‑counter artificial tear eye drops, which are used on an intermittent or chronic basis to provide short term symptomatic relief of dryness and irritation; devices such as the TrueTear Intranasal Tear Neurostimulator, which received marketing authorization from the FDA in April 2017; off‑label prescription drugs, including topical steroid drops and/or other similar products, which are prescribed on occasion for treatment of dry eye disease; on‑label prescription drugs, including Restasis, Xiidra and Cequa, which are the only prescription pharmaceutical products that are approved in the United States for use in patients with dry eye disease. Restasis, and the recently FDA approved Cequa, are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation and Xiidra is approved for treatment of the signs and symptoms of dry eye disease. Both are typically used chronically as part of the dry eye management regimen, which also includes artificial tears and other palliative therapies, such as hot compresses for the eye and lid hygiene management; and devices, such as punctal plugs that are inserted into the tear ducts to inhibit tear drainage, resulting in more moisture on the surface of the eye.

We are developing KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease, which may include the management of dry eye disease flares. Any product that is developed for the temporary treatment of the signs and symptoms of dry eye disease could directly compete with KPI‑121 0.25%. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for KPI‑121 0.25%. These product candidates are being developed by pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Oyster Point’s OC‑01 and OC‑02, ReGenTree’s RGN‑259, Aldeyra Therapeutics’ reproxalap ophthalmic solution, Aurinia Pharmaceuticals’ voclosporin ophthalmic solution and Surface Pharmaceutical’s SURF‑100 and SURF‑200.

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

Many of the companies against which we are competing or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Given that we are developing products that utilize a known FDA‑approved corticosteroid, our product and our product candidates, if approved, may face competition from generic and branded versions of existing drugs based on corticosteroids that are administered in a different manner.

If our contracted manufacturing facilities experience production issues for any reason, we may be unable to manufacture commercial quantities of our product or our product candidates for a substantial amount of time, which could have a material adverse effect on our business.

We will rely on third‑party contract manufacturers to manufacture commercial supplies of INVELTYS and KPI‑121 0.25%. Specifically, we will rely on the following: Catalent Pharma Solutions, LLC, or Catalent, to manufacture and supply to us a minimum amount of INVELTYS and KPI‑121 0.25% for commercial use; Alliance Contract Pharma, LLC, or Alliance, for manufacturing bulk KPI‑121 concentrates; and Chemo Iberica SA, or Chemo Iberica, to manufacture and supply to us a bulk supply of loteprednol, or LE. We expect to rely on third parties to manufacture clinical supplies of any other product candidates and commercial supplies of any other products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product or our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of our product or any of our product candidates for which we obtain marketing approval, we may not be able to complete, or may be delayed in producing sufficient product or product candidates to meet our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third‑party relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

Our third‑party manufacturers are subject to inspection and approval by the FDA before we can commence the manufacture and sale of any of our products or product candidates, and thereafter subject to FDA inspection from time to time. Failure by our third‑party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. For example, one of our third‑party testing laboratories recently received a FDA Form 483 containing two inspectional observations, relating to deficiencies in fully following responsibilities and procedures applicable to quality control units and in maintaining separate areas in the storage of drug products to prevent contamination or mix‑ups. While the testing laboratory determined that the observations are non‑critical and do not pose any risk or have any impact on its analytical programs, depending on the severity of any potential regulatory action, our clinical or commercial supply could be interrupted or limited, which could have a material adverse effect on our business.

We or our third‑party manufacturers may also encounter shortages in the raw materials or active pharmaceutical ingredient necessary to produce our product candidates in the quantities needed for our clinical trials or, our product or our product candidates if approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or active pharmaceutical ingredient, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredient by our competitors or others. The failure of us or our third‑party manufacturers to obtain the raw materials or active pharmaceutical ingredient necessary to manufacture sufficient quantities of our product candidates, may have a material adverse effect on our business.

Even if we are able to commercialize INVELTYS or any product candidate that we may develop, including KPI‑121 0.25%, the products may become subject to unfavorable pricing regulations, third‑party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to commercialize INVELTYS or any of our product candidates, including KPI‑121 0.25%, that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third‑party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third‑party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for INVELTYS or any product candidate that we commercialize and, even if they are available, the level of reimbursement may not be satisfactory.

Inadequate reimbursement may adversely affect the demand for, or the price of, INVELTYS or any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize INVELTYS or any product candidate for which we obtain marketing approval.

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

There can be no assurance that INVELTYS or our product candidates, including KPI‑121 0.25%, even if such product candidates are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication or cost‑effective by third‑party payors, or that coverage and an adequate level of reimbursement will be available or that third‑party payors’ reimbursement policies will not adversely affect our ability to sell INVELTYS or our product candidates profitably.

Product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and to limit commercialization of INVELTYS and any other products that we may develop.

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials. We face an even greater risk as we commercialize INVELTYS or any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for INVELTYS and any other products that we may develop;

•injury to our reputation and significant negative media attention;

•withdrawal of clinical trial participants;

•significant costs to defend the related litigation;

•substantial monetary awards to trial participants or patients;

•loss of revenue;

•reduced time and attention of our management to pursue our business strategy; and

•the inability to successfully commercialize INVELTYS and any other products that we may develop.

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we commence or expand our clinical trials. We will need to further increase our insurance coverage as we commercialize INVELTYS and if we commence commercialization of KPI‑121 0.25% or any other product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely on third parties, such as clinical research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, in conducting our clinical trials, including STRIDE 3, and expect to continue to rely on such parties to conduct clinical trials of any other product candidate that we develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government‑sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We do not own or operate manufacturing facilities for the production of commercial quantities of INVELTYS and clinical or commercial quantities of KPI‑121 0.25% or any other product candidates. We will rely on Catalent to manufacture and supply to us a minimum amount of INVELTYS and KPI‑121 0.25% for commercial use; Alliance for manufacturing bulk KPI‑121 concentrates, and Chemo Iberica to manufacture and supply to us a bulk supply of LE. We expect to rely on such third‑party manufacturers to manufacture commercial supplies of all of our products and clinical supplies of any other product candidates if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of INVELTYS or any other product and KPI‑121 0.25% and any other product candidate that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

The FDA maintains strict requirements governing the manufacturing process. When a manufacturer seeks to modify or make even seemingly minor changes to that process, the FDA may require the applicant to conduct a comparability study that evaluates the potential differences in the product resulting from the change in the manufacturing process. The FDA has issued several rounds of guidance on this point. In connection with any application for approval to market KPI‑121 0.25% or other product candidates in the United States, we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.

Reliance on third‑party manufacturers entails additional risks, including:

•INVELTYS, KPI‑121 0.25% and any other product that we develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;

•reliance on the third party for regulatory compliance and quality assurance;

•the possible breach of the manufacturing agreement by the third party;

•the possible misappropriation of our proprietary information, including our trade secrets and know‑how; and

•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Our current and anticipated future dependence upon others for the manufacture of INVELTYS or our product candidates may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

We may enter into collaborations with third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize INVELTYS or any of our product candidates, including KPI‑121 0.25%, for which we obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product or our product candidates or if we determine that such third‑party arrangements are otherwise beneficial. We also may seek third‑party collaborators for development and commercialization of other product candidates. For example, we may utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to facilitate commercialization of KPI‑121 0.25% outside the United States. We may also consider potential collaborative partnership opportunities prior to initiating IND‑enabling studies on KPI‑285 or any other product candidates we develop through our rTKI program. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into may pose a number of risks, including the following:

•collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;

•collaborators may not perform their obligations as expected;

•collaborators may not pursue development of our product candidates or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•collaborators may not pursue commercialization of our product candidates that receive marketing approval or may elect not to continue or renew commercialization programs based on changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would divert management attention and resources, be time‑consuming and expensive;

•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development of our product candidates and the commercialization of our products or the potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product or product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time‑consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay the commercialization of a product or a product candidate or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform.

Risks Related to Our Intellectual Property

We may be unable to obtain and maintain patent protection for our technology, products and product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be impaired.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology, products and product candidates. We have sought to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our novel technologies, products and product candidates.

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

The patent position of pharmaceutical, biotechnology, and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may fail to result in issued patents in the United States or in other foreign countries which protect our technology, products or product candidates, or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and the standards applied by the U.S. Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Databases for patents and publications, and methods for searching them, are inherently limited so we may not know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology, products or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies, products and product candidates. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection for our proprietary technology, products and product candidates, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies, products or product candidates in a non‑infringing manner. In particular, a competitor may develop an approach to deliver drugs through the mucus layer to the underlying target tissue that uses a different approach than our AMPPLIFY technology, and therefore may not infringe on our patent rights.

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology, products or product candidates, or limit the duration of the patent protection of our technology, products and product candidates. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

If we are not able to obtain patent term extension in the United States under the Hatch‑Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for our products or product candidates, our business may be materially harmed.

Depending upon the timing, duration, and specifics of FDA marketing approval of our product candidates, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch‑Waxman Act. The Hatch‑Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. We do not expect the U.S. patents covering INVELTYS to be eligible for patent term extension due to this limitation. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be able to seek or be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration sooner, and our revenue could be reduced, possibly materially.

It is possible that we will not obtain patent term extension under the Hatch‑Waxman Act for a U.S. patent covering products or one of our product candidates even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for our licensed patents, we may not have the right to control prosecution, including filing with the U.S. Patent and Trademark Office, a petition for patent term extension under the Hatch‑Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch‑Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the U.S. Patent and Trademark Office.

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

Our commercial success depends upon our ability to develop, manufacture, market, and sell INVELTYS and our product candidates, including KPI‑121 0.25%, and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is a considerable amount of intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, infringement litigation claims regarding our products, product candidates and technology, including claims from competitors or from non‑practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties. Such proceedings could also include contested post‑grant proceedings such as oppositions, inter partes review, reexamination, interference, or derivation proceedings before the U.S. Patent and Trademark Office or foreign patent offices. For example, we are aware of a third‑party European patent that contains claims related to use of LE for the treatment of moderate to severe dry eye disease and the use of LE for reducing conjunctival redness associated with dry eye disease. This European patent will expire in early 2025, and is in force in Germany, the United Kingdom, Spain, Italy, and France. There is no United States counterpart patent or pending U.S. patent application. While we have obtained an opinion of European counsel that this patent is invalid, until this patent expires or a court of competent jurisdiction finally determines the patent is invalid in each country, the patent holder may be able to block our ability to develop and commercialize KPI‑121 0.25% for the treatment of dry eye disease in Europe unless we obtain a license under this patent in each country where it is in force. Such a license may not be available on commercially reasonable terms or at all. If we are unable to invalidate the patent in each country or obtain a license on commercially reasonable terms, our ability to commercialize KPI‑121 0.25% for the treatment of dry eye disease in Europe may be impaired, delayed or halted altogether.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time‑consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our products or product candidates and their uses. Thus, we do not know with certainty that INVELTYS or any of our product candidates, including KPI‑121 0.25%, or our development and commercialization thereof, do not and will not infringe or otherwise violate any third party’s intellectual property.

If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products, product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology, products or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent and could be forced to indemnify our customers or collaborators. A finding of infringement could also result in an injunction that prevents us from commercializing our products or product candidates or forces us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

INVELTYS, KPI‑121 0.25% and certain aspects of our AMPPLIFY technology are protected by patents exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

A substantial portion of our patent portfolio is in‑licensed. As such, we are a party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to INVELTYS and our product candidates, including KPI‑121 0.25%, and some aspects of our AMPPLIFY technology. While we control patent prosecution of the licensed patent families relating to INVELTYS and KPI‑121 0.25%, for the remainder of the patent families subject to our exclusive license agreement with JHU that relate to our AMPPLIFY technology, JHU retains control of patent prosecution. Our rights with respect to in‑licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated. We are likely to enter into additional license agreements to in‑license patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our products or product candidates could be materially harmed.

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

Risks with respect to parties from whom we have obtained intellectual property rights may also arise out of circumstances beyond our control. In spite of our best efforts, our licensors might conclude that we have materially breached our intellectual property agreements and might therefore terminate the intellectual property agreements, thereby removing our ability to market products covered by these intellectual property agreements. If our intellectual property agreements are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if our intellectual property agreements are terminated, our former licensors and/or assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. This could have a material adverse effect on our competitive business position and our financial condition, results of operations and our business prospects.

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

Some of the intellectual property rights we own or have licensed have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. For example, certain aspects of our AMPPLIFY technology as well as certain aspects of our patents that use LE as an active ingredient were developed using United States government funds. As a result, the United States government may have certain rights to intellectual property embodied in our current or future products and product candidates based on our AMPPLIFY technology or that use LE as an active ingredient pursuant to the Bayh‑Dole Act of 1980. These United States government rights in certain inventions developed under a government‑funded program include a non‑exclusive, non‑transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non‑exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march‑in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non‑U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

Our license agreement with JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS and our product candidates, including KPI‑121 0.25%, imposes royalty and other financial obligations on us and other substantial performance obligations. We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or product candidate that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of our products or product candidates. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

In addition, it is possible that JHU may conclude that we have materially breached the JHU licensing agreement and might therefore terminate the agreement, thereby removing our ability to market products covered by our license agreement with JHU. If the JHU licensing agreement is terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if our license agreement with JHU is terminated, JHU and/or its assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. If we breach the agreement (including by failing to meet our payment obligations) and do not adequately cure such breach, the rights in the technology licensed to us under the JHU license agreement will revert to JHU at no cost to JHU. This could have a material adverse effect on our competitive business position, our financial condition, our results of operations and our business prospects.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

In addition to seeking patents for our technology, our products and product candidates, we also rely on trade secrets, including unpatented know‑how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non‑disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time‑consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

Our product candidates, including KPI‑121 0.25%, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.

On August 22, 2018, we received approval from the FDA to market INVELTYS in the United States, which is our first and only product candidate to receive marketing approval. We have not received approval to market KPI‑121 0.25% or any other product candidate from regulatory authorities in any jurisdiction. In October 2018, we submitted an NDA to the FDA for KPI‑121 0.25%.  There can be no assurance as to whether the NDA will be accepted for filing by the FDA. Based upon the recommendation of the FDA, we also initiated an additional Phase 3 clinical trial, STRIDE 3 (STRIDE—Short Term Relief In Dry Eye), in the third quarter of 2018 evaluating KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We may determine to conduct additional Phase 3 trials for KPI‑121 0.25% or to potentially expand the label of KPI‑121 0.25% if we receive marketing approval for a narrower indication than we are targeting. In addition, we may never generate the necessary data or results required to obtain regulatory approval of KPI‑121 0.25% or any other products with the market potential sufficient to enable us to achieve profitability. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals and have relied on, and expect to continue to rely on, third‑party consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that any product candidate that we develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we experience delays in obtaining approval or if we fail to obtain approval of KPI‑121 0.25% or any other product candidate that we develop, the commercial prospects for such product candidate may be harmed and our ability to generate revenues will be materially impaired.

If the FDA does not conclude that KPI‑121 0.25% satisfies the filing and approval requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act, or if the requirements KPI‑121 0.25% under Section 505(b)(2) are not as we expect, the approval for KPI‑121 0.25% may take longer, cost more and entail greater complications and risks than anticipated, and may not be achieved.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch‑Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for KPI‑121 0.25% by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval.

We are seeking FDA approval of KPI‑121 0.25% through the Section 505(b)(2) regulatory pathway. The FDA previously approved INVELTYS through the Section 505(b)(2) regulatory pathway. The FDA may refuse to accept for filing an application if it does not, on its face, contain information required under section 505(b)(2) of the act and the relevant implementing regulations. The FDA has also indicated that it will not file a 505(b)(2) application for a product that is a duplicate of a drug that is eligible for approval as a generic drug under section 505(j) of the FDCA. We do not believe that KPI‑121 0.25% is a duplicate of a drug product that is eligible for approval as a generic drug.

If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional non‑clinical and clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for KPI‑121 0.25%, and complications and risks associated with approval of KPI‑121 0.25%, would likely substantially increase. Even if we are allowed to pursue the Section 505(b)(2) pathway to FDA approval, we cannot assure you that KPI‑121 0.25% will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and to mandatory delays in approval of our NDAs for up to 30 months, depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. Thus, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval of KPI‑121 0.25%.

Even if KPI‑121 0.25% is approved under Section 505(b)(2), its approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post‑marketing testing and surveillance to monitor the safety or efficacy of the products.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell INVELTYS or our product candidates, including KPI‑121 0.25%, in the European Union and many other jurisdictions, we or our potential third‑party collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. Regulatory authorities outside the United States, in particular in the European Union, have not issued guidance on the requirements for approval of a dry eye prescription medication. Our

Phase 3 clinical trials of KPI‑121 0.25% or any other product candidate may not be sufficient to support an application for marketing approval outside the United States.

The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our potential collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market, which could significantly and materially harm our business.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for INVELTYS or our product candidates, which could significantly and materially harm our business.

The terms of approvals, ongoing regulations and post‑marketing restrictions for our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any potential collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for INVELTYS or for any of our products for which we or our collaborators obtain marketing approval. Promotional communications with respect to drug products and medical devices are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we are limited to promoting INVELTYS in accordance with its approved label and the accompanying label may limit the approved use of any other product for which we obtain marketing approval, which could limit sales of such product.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have various consequences, including:

•restrictions on such products, manufacturers or manufacturing processes;

•restrictions and warnings in the labeling and marketing of a product;

•restrictions on product distribution or use;

•requirements to conduct post‑marketing clinical trials;

•warning or untitled letters;

•withdrawal of the products from the market;

•refusal to approve pending applications or supplements to approved applications that we submit;

•recall of products;

•fines, restitution or disgorgement of profits or revenue;

•suspension or withdrawal of marketing approvals;

•refusal to permit the import or export of our products;

•product seizure; or

•injunctions or the imposition of civil or criminal penalties.

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

Healthcare providers, clinicians and third‑party payors in the United States and elsewhere will play a primary role in the recommendation and prescription and use of INVELTYS and any product candidates for which we obtain marketing approval. Our future arrangements with third‑party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute INVELTYS and any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•the federal Anti‑Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers, state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers, state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to clinicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize INVELTYS or any product candidate, including KPI‑121 0.25%, for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and have been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates and that are approved for sale, are the following:

•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•a new Medicare Part D coverage gap discount program, in which participating manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated drug prices during the coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti‑Kickback Statute, and the addition of new government investigative powers, and enhanced penalties for noncompliance;

•extension of manufacturers’ Medicaid rebate liability;

•expansion of eligibility criteria for Medicaid programs; and

•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for INVELTYS and for any of our product candidates for which we may obtain regulatory approval or the frequency with which INVELTYS or any product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for INVELTYS or any other approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short‑term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Trump Administration announced that it will discontinue the payment of cost‑sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

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

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research‑based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from INVELTYS or from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. Finally, legislative and regulatory proposals have also been made to expand post‑approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approval of INVELTYS or the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post‑marketing testing and other requirements with respect to INVELTYS or any other product candidate for which we obtain approval.

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

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions) received as dividends by certain U.S. corporations, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2017, we had federal net operating loss carryforwards of $120.9 million, which expire at various dates beginning in 2030 through 2037 and state net operating loss carryforwards of $104.0 million, which expire at various dates beginning in 2030 through 2037. These net operating loss carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We may have experienced ownership changes in the past and may experience changes in the future as a result of this offering and subsebquent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforward could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than  we would incur in the absence of such a limitation and increased liabilities could adversely affect our business, results of operations, financial position and cash flows. If our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We have expanded and expect to continue to expand our development, regulatory, commercial and manufacturing capabilities and are continuing to implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced and expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing and distribution. To manage our current and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control all matters submitted to stockholders for approval.

As of September 30, 2018, our executive officers and directors and principal stockholders in the aggregate, own shares representing approximately 61.3% of our capital stock As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of voting power may:

•delay, defer or prevent a change in control;

•entrench our management and our board of directors; or

•delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors are responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•provide for a classified board of directors such that only one of three classes of directors are elected each year;

•allow the authorized number of our directors to be changed only by resolution of our board of directors;

•limit the manner in which stockholders can remove directors from our board of directors;

•provide for advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•limit who may call stockholder meetings;

•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our certificate of incorporation or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three-years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the public offering price. The market price for our common stock may be influenced by many factors, including:

•our success in launching and commercializing INVELTYS;

•results of clinical trials of any of our product candidates, including KPI‑121 0.25%;

•results of clinical trials of product candidates of our competitors;

•our success in commercializing KPI‑121 0.25% and other product candidates, if and when approved;

•the success of competitive products or technologies;

•regulatory or legal developments in the United States and other countries;

•developments or disputes concerning patent applications, issued patents or other proprietary rights;

•the recruitment or departure of key scientific or management personnel;

•the level of expenses related to the commercial launch of INVELTYS and clinical development programs for any of our product candidates, including KPI‑121 0.25%;

•the results of our efforts to discover, develop, acquire or in‑license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•variations in our financial results or those of companies that are perceived to be similar to us;

•changes in the structure of healthcare payment systems;

•market conditions in the pharmaceutical and biotechnology sectors;

•general economic, industry and market conditions; and

•the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class‑action litigation has often been instituted against that company. We also may face securities class‑action litigation if we fail to successfully launch and commercialize INVELTYS, or if we cannot obtain regulatory approvals for or otherwise fail to commercialize KPI‑121 0.25% or our other product candidates. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

Sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 6, 2018, we had outstanding 33,795,656 shares of common stock. Of these shares, 7,941,975 shares are subject to lock‑up agreements entered into in connection with our recent common offering but may be sold beginning on December 2, 2018. J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, in their sole discretion, may release the common stock and other securities subject to these lock‑up agreements in whole or in part at any time with or without notice. Any of our remaining shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non‑affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2022, although if the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non‑convertible debt over a three‑year period. As an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•reduced disclosure obligations regarding executive compensation; and

•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our Athyrium Credit Facility preclude us from paying dividends without the lenders’ consent, and any future debt agreements that we may enter into may preclude us from paying dividends without the lenders’ consent or at all. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On September 17, 2018, we granted stock options to seven new employees to purchase an aggregate of 69,500 shares of our common stock at an exercise price of $10.68 per share, the closing price common stock on September 17, 2018. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with NASDAQ Listing Rules 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is such to such employee’s continued service with the our company through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this option prior to the time at which this option becomes exercisable.

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

As of September 30, 2018, we had used approximately $55.8 million of the net offering proceeds, primarily to fund KPI-121 development costs, general corporate purposes and to build a commercial organization. There has been no material change in the planned use of proceeds from our IPO from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 20, 2017.

Repurchase of Shares or of Company Equity Securities

None.

Item 6.  Exhibits

Exhibit Index

EXHIBIT 10.1	-	Form of Inducement Grant Stock Option Agreement.

EXHIBIT 10.2	-

Sales Agreement, dated August 9, 2018, by and between the Registrant and Jefferies LLC (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-226748) filed with the SEC on August 9, 2018).

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

KALA PHARMACEUTICALS, INC.

Dated: November 8, 2018	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 8, 2018	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)