Form 10-Q
period 2019-03-31
Kala Pharmaceuticals, Inc.
filed 2019-05-09
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38150

KALA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0604595
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

490 Arsenal Way, Suite 120
Watertown, MA	02453
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act
Title of each class Common Stock, $0.001 par value per share	Trading symbol(s) KALA	Name of each exchange on which registered The Nasdaq Global Select Market

There were 33,882,857 shares of Common Stock, $0.001 par value per share, outstanding as of May 7, 2019

PART I – FINANCIAL INFORMATION

Item  1 Financial Statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash	$138,944	$170,898
Accounts receivable, net	4,674	—
Inventory	5,415	4,095
Prepaid expenses and other current assets	1,416	2,035
Total current assets	150,449	177,028
Noncurrent assets:
Property and equipment, net	2,849	2,166
Right-of-use assets	31,143	29,566
Restricted cash	12,575	12,206
Total assets	$197,016	$220,966
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,647	$5,446
Accrued expenses and other current liabilities	10,335	11,101
Current portion of lease liabilities	1,620	463
Total current liabilities	14,602	17,010
Long-term liabilities:
Long-term lease liability - less current portion	29,590	28,752
Long-term debt	70,457	70,226
Total long-term liabilities	100,047	98,978
Total liabilities	114,649	115,988
Commitments and Contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 33,882,857 and 33,863,077 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	34	34
Additional paid-in capital	308,830	306,053
Accumulated deficit	(226,497)	(201,109)
Total stockholders' equity	82,367	104,978
Total liabilities and stockholders' equity	$197,016	$220,966

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018

Product revenues, net	$1,386	$—
Costs and expenses:
Cost of product revenues	241	—
Selling, general and administrative	18,236	5,482
Research and development	6,959	5,657
Total costs and expenses	25,436	11,139
Loss from operations	(24,050)	(11,139)
Other income (expense):
Interest income	756	209
Interest expense	(2,094)	(367)
Total other income (expense)	(1,338)	(158)
Net loss	$(25,388)	$(11,297)
Net loss per share—basic and diluted	$(0.75)	$(0.46)
Weighted average shares outstanding—basic and diluted	33,878,021	24,542,428

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	24,538,309	$25	$224,025	$(134,371)	$89,679
Exercise of stock options	17,785	—	28	—	28
Stock-based compensation expense	—	—	1,861	—	1,861
Net loss	—	—	—	(11,297)	(11,297)
Balance as of March 31, 2018	24,556,094	$25	$225,914	$(145,668)	$80,271

Balance as of December 31, 2018	33,863,077	$34	$306,053	$(201,109)	$104,978
Exercise of stock options	19,780	—	39	—	39
Stock-based compensation expense	—	—	2,738	—	2,738
Net loss	—	—	—	(25,388)	(25,388)
Balance as of March 31, 2019	33,882,857	$34	$308,830	$(226,497)	$82,367

See accompanying notes to these unaudited condensed consolidated financial statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,388)	$(11,297)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	170	81
Amortization of right-of-use assets	437	93
Amortization of debt discount and other non-cash interest	231	31
Stock-based compensation	2,473	1,861
Change in operating assets and liabilities:
Accounts receivable	(4,674)	—
Prepaid expenses and other current assets	619	(241)
Inventory	(1,056)	—
Accounts payable	(3,206)	(229)
Accrued expenses	(766)	(2,916)
Lease liabilities and other long-term liabilities	(10)	(97)
Net cash used in operating activities	(31,170)	(12,714)
Cash flows from investing activities:
Purchases of property and equipment	(444)	(373)
Net cash used in investing activities	(444)	(373)
Cash flows from financing activities:
Proceeds from venture debt, net of debt issuance costs of $0 and $50	—	2,728
Payment of principal and prepayment penalty on venture debt	—	(1,667)
Payment of principal on finance leases	(10)	—
Proceeds from exercise of stock options	39	28
Net cash provided by financing activities	29	1,089
Net decrease in cash and restricted cash:	(31,585)	(11,998)
Cash and restricted cash at beginning of period	183,104	114,699
Cash and restricted cash at end of period	151,519	102,701
Reconciliation of cash and restricted cash:
Cash and restricted cash at end of period	151,519	102,701
Less restricted cash	(12,575)	(2,176)
Cash at end of period	$138,944	$100,525
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for finance lease obligation	$136	$—
Purchases of property and equipment in accounts payable	409	—
Supplemental disclosure:
Cash paid for interest	$1,862	$406
Right-of-use asset obtained in exchange of operating lease obligation	1,878	—

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the development and commercialization of therapeutics using its AMPPLIFY mucus-penetrating particle (“MPP”) Drug Delivery Technology, with an initial focus on the treatment of eye diseases. The Company has applied the AMPPLIFY technology to loteprednol etabonate (“LE”), a corticosteroid designed for ocular applications, resulting in the U.S. Food and Drug Administration’s (the “FDA”) approval of INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1% as the first and only twice-daily ocular corticosteroid for treatment of post-operative inflammation and pain following ocular surgery, and the development of its lead product candidate, KPI-121 0.25%, for the temporary relief of the signs and symptoms of dry eye disease. On October 16, 2018, the Company submitted a New Drug Application to the FDA for KPI-121 0.25%, for which the FDA has granted a target action date under the Prescription Drug User Fee Act (“PDUFA”) of August 15, 2019. In addition, based upon the recommendation of the FDA, the Company initiated an additional Phase 3 clinical trial (“STRIDE 3”) (STRIDE- Short Term Relief In  Dry Eye), in the third quarter of 2018 evaluating KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. The Company expects to receive top-line results for STRIDE 3 in the fourth quarter of 2019. The Company is evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. The Company is also evaluating compounds in its receptor Tyrosine Kinase Inhibitor program (the “rTKI program”), that inhibit the vascular endothelial growth factor (“VEGF”), pathway, for the potential treatment of a number of retinal diseases.

In January 2019, the Company launched its first commercial product, INVELTYS, in the United States. The Company is currently engaged in the commercialization of INVELTYS, research and development activities, raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high‑risk, early‑stage research and development of pharmaceutical product candidates and launching a product for the first time. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to raise additional capital in order to fund ongoing and future research and development, obtain regulatory approval of its product candidates, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of March 31 2019, the Company had an accumulated deficit of $226.5 million. The Company has generated only limited revenues to date from product sales and has financed operations primarily through its initial public offering of common stock (“IPO”), private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants, public common stock offerings, sales of its common stock under its at-the-market offering facility and to a lesser extent, payments received in connection with various feasibility studies. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize INVELTYS. The Company expects to continue to incur significant expenses and operating losses over the next several years. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company believes that its existing cash on hand as of March 31, 2019, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions relied upon in preparing these condensed consolidated financial statements relate to, but are not limited to, revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock compensation, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

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

Unaudited Interim Financial Information—The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations, statement of stockholders’ equity and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Kala Pharmaceuticals, Inc. and its wholly owned subsidiary, Kala Pharmaceuticals Security Corporation. All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the period ended March 31, 2019 other than those noted below.

Revenue

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. The Company performs the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

Product revenues, net

The Company sells INVELTYS to wholesalers and/ or specialty distributors in the United States (collectively, “Customers”). These Customers subsequently resell the Company’s products to specialty and other retail pharmacies. In addition to agreements with Customers, the Company enters into arrangements with payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of the Company’s products.

The goods promised in the Company’s product sales contracts represent a single performance obligation; as the promise to transfer the individual products to the Customer is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company recognizes revenue from product sales at the point the Customer obtains control of the product, which occurs upon delivery. The transaction price (“net sales price”) that is recognized as revenue for product sales includes the selling price to the Customer and an estimate of variable consideration. Components of variable consideration include prompt pay and other discounts, product returns, government rebates, third-party payor rebates, coverage gap rebates, incentives such as patient co-pay assistance, and other fees paid to Customers where a distinct good or service is not received. Variable consideration is recorded on the consolidated balance sheet as either a reduction of accounts receivable, if payable to a Customer, or as a current liability, if payable to a third-party other than a Customer. The Company considers all relevant information when estimating variable consideration such as assessment of its current and anticipated sales and demand forecasts, specific known market events and trends, industry data and current contractual and statutory requirements that are reasonably available. The Company includes estimated amounts in the net sales price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Payment terms with Customers do not exceed one year and, therefore, the Company does not account for a significant financing component in its arrangements. The Company expenses incremental cost of obtaining a contract with a Customer when incurred as the period of benefit is less than one year.

Reserves for Variable Consideration:

Trade Discounts and Allowances

The Company provides its Customers with certain trade discounts and allowances including discounts for prompt payments and fees paid for distribution, data and administrative services. These discounts and fees are based on contractually-determined percentages and are recorded as a reduction of revenue and accounts receivable in the period in which the related product revenue is recognized.

Chargeback

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These components of

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

variable consideration are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Reserves for chargebacks consist of credits the Company expects to issue for units that remain in the distribution channel at the end of each reporting period and that the Company expects will be sold to qualified healthcare providers, as well as chargebacks that Customers have claimed, but for which the Company has not yet issued a credit.

Product Returns

Consistent with industry practice, the Company has a product returns policy that provides Customers a right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The Company estimates the amount of its products that may be returned and presents this amount as a reduction of revenue in the period the related product revenue is recognized, in addition to establishing a liability. The Company’s estimates for product returns are based upon available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel.

Commercial Payor and Medicare Part D Rebates

The Company contracts with certain third-party payors, primarily pharmacy benefit managers (“PBMs”) and health plans (“Plans”), for the payment of rebates with respect to utilization of its product. These rebates are based on contractual percentages applied to the amount of product prescribed to patients who are covered by the PBMs or the Plans with which it contracts. The Company estimates the rebates for commercial and Medicare Part D payors based on the contractual discount percentage, the various payor mix for INVELTYS as well as future rebates that will be made for product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. The Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe an additional liability under the Medicare Part D program. Such estimates are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Government Rebates

The Company is subject to discount obligations under Medicaid and other government programs. For Medicaid, reserves are based on estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Centers for Medicaid and Medicare Services. The Company’s liability for these rebates consists of estimates of claims for the current period and estimated future claims that will be made for product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Co-pay Assistance Program

The Company offers a co-pay assistance program (the “co-pay program”), which is intended to provide financial assistance to patients who may or may not be covered by commercial insurance or who opt out of government insurance programs. The calculation of accruals for the co-pay program is based on actual claims processed during the period as well as an estimate of the number and cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowances for estimated co-pay claims are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Accounts Receivable, net

Accounts receivable are reported on the consolidated balance sheets at outstanding amounts due from Customers for product sales. The Company deducts sales discounts for prompt payments and contractual fees for service arrangements from accounts receivable. The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible.

The Company recorded no allowance for doubtful accounts as of March 31, 2019. The Company recorded an allowance of approximately $0.8 million for expected sales discounts, related to initial stocking discounts, prompt pay discounts and contractual fee for service arrangements, to wholesalers and distributors as of March 31, 2019.

Cost of Product Revenues

The cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, spoilage and other manufacturing overhead costs. The Company expenses costs of product revenues related to product candidates as research and development expenses prior to regulatory approval in the respective territory. The Company received regulatory approval for INVELTYS on August 22, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 states that an entity should recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB subsequently issued amendments to ASU 2014-09 that had the same effective date of January 1, 2018. Revenue from sales of INVELTYS, as well as any other future revenue arrangements, are and will be recognized under the provisions of ASU 2014-09. While the Company adopted ASU 2014-09 effective January 1, 2018, the Company did not generate any revenue from product sales prior to 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 substantially aligns accounting for share-based payments to employees and non-employees. This ASU became effective for annual periods beginning after December 15, 2018, including interim periods within that period, and early adoption is permitted. The new standard was effective on January 1, 2019 and the adoption of ASU 2018-07 did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement  (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The Company is currently evaluating the effect of this new guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15,  Intangibles - Goodwill and Other - Internal-Use Software -Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The Company does not expect the adoption of ASU 2018-15 to have a material effect on its condensed consolidated financial statements.

3. INVENTORY

Inventory is stated at the lower of cost or net realizable value, on a first in, first out (“FIFO”) basis. Costs include amounts related to third party manufacturing, transportation, internal labor and overhead. Capitalization of costs as inventory begins when the product has received regulatory approval in the United States. The Company expensed inventory costs related to product candidates as research and development expenses prior to regulatory approval. For INVELTYS, capitalization of costs as inventory began upon U.S. regulatory approval on August 22, 2018. Inventory produced that will be used in a promotional sample program is expensed to selling, general and administrative expense when it is selected for use and shipped as part of a marketing program.

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2019	2018

Raw materials	$491	$350
Work in progress	4,252	3,357
Finished goods	672	388
Inventory	$5,415	$4,095

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2019	2018

Compensation and benefits	$3,062	$5,352
Accrued revenue reserves (1)	2,718	—
Development costs	1,623	1,223
Professional services	1,186	1,019
Commercial cost	662	1,722
Contract manufacturing	569	434

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Payable related to construction of facility	—	1,026
Other	515	325
Accrued expenses	$10,335	$11,101

(1) As of March 31, 2019, $0.2 million of additional revenues reserves were in accounts payable.

.

5. LEASES

Operating leases

The Company entered into a three‑year lease agreement for its former headquarters (the “Waltham Lease”) on
September 30, 2013, with a commencement date of February 1, 2014. On June 30, 2016, the lease was amended to extend the term from January 31, 2017 to January 31, 2019. In connection with the lease agreement, the Company issued a letter of credit to the landlord for $84,000. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which was reported as restricted cash as of December 31, 2018. With the adoption of ASU 2016-02, the Company has recorded a right-of-use asset and corresponding lease liability.

On March 15, 2018, the Company entered into a lease agreement with Duffy Associates, LLC for the lease of a portion of the building located at 465 Waverley Oaks Road, Suite 301, Waltham, Massachusetts (the “Waverley Oaks Lease”). The term of the Waverley Oaks Lease was one-year, and as a result, a right-of-use asset and corresponding lease liability was not recorded.

On February 28, 2018, the Company entered into a lease agreement with 480 Arsenal Group LLC (the “Arsenal Group”) for the lease of a portion of the building located at 490 Arsenal Way Watertown, Massachusetts (the “Watertown Lease”) to be used as its new corporate headquarters. The Company recognized the right-of-use asset and corresponding lease liability on November 15, 2018, by calculating the present value of lease payments, discounted at 9.9%, the Company’s estimated incremental borrowing rate, over the 13-year expected term.

In connection with the Watertown Lease, the Company issued a letter of credit to the Arsenal Group for $2.0 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes was $0.1 million and the remaining lease term was 12.7 years. As of December 31, 2018, the remaining lease term on the lease for the Waltham Lease was 0.08 years and for the Watertown Lease was 12.83 years.

Vehicle Fleet lease

During the three months ended March 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it currently leases 65 vehicles. Each lease is for a period of 36 months, which commenced upon the delivery of the vehicles in March 2019.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense and related cash flows were as follows (in thousands):

	For the three months ended March 31,
	2019	2018
Lease cost
Operating lease cost	$1,102	$99
Short-term lease cost	—	9
Total lease cost	$1,102	$108

Operating cash outflows from operating leases	$743	$102

Future minimum commitments due under these lease agreements as of March 31, 2019 were as follows (in thousands):

Years Ending December 31,	Operating Lease Obligations (1)	Finance Lease Obligation (2)	Total
2019 (remaining nine months)	$3,479	$31	$3,510
2020	4,140	41	4,181
2021	4,231	41	4,272
2022	3,926	41	3,967
2023	3,960	—	3,960
Thereafter	35,415	—	35,415
Present value adjustment	(24,070)	(25)	(24,095)
Present value of lease payments	$31,081	$129	$31,210

(1)	Future minimum lease payments under the Company’s Watertown Lease and its Vehicle Fleet Lease.
(2)	Future minimum lease payments under the Company’s other Finance lease obligation.

6. DEBT

2014 Debt Facility

In November 2014, the Company entered into a venture debt facility (“2014 Debt Facility”), which was subsequently amended in October 2016, November 2017 and March 2018. The 2014 Debt Facility, as amended, increased the initial commitment under the debt facility to a total of $20.0 million of funding and extended the interest-only end date for 12 months following the execution of the March 2018 amendment. The maturity date of the 2014 Debt Facility was also extended from October 13, 2020 to March 29, 2022.

The unpaid principal balance under the 2014 Debt Facility was $20.0 million as of March 31, 2018. The unamortized discount was $0.3 million as of March 31, 2018. During the three months ended March 31, 2018, the Company recognized interest expense of $0.4 million which consisted of amortization of the debt discount of $31,000 and the contractual coupon interest expense of $0.3 million. On October 1, 2018, the Company repaid the outstanding principal balance under the 2014 Debt Facility of $20.0 million. In connection with the repayment of the 2014 Debt Facility, the Company paid a prepayment fee of $0.2 million.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Athyrium Credit Facility

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”), with Athyrium Opportunities III Acquisition LP (“Athyrium”) for up to $110.0 million. The Athyrium Credit Facility provides for a Term Loan A in the aggregate principal amount of $75.0 million (the “Term Loan A”), and a Term Loan B in the aggregate principal amount of $35.0 million (the “Term Loan B”). On October 1, 2018, the Company borrowed the entire principal amount of the Term Loan A. The Company may draw down the Term Loan B upon either (i) FDA approval of KPI-121 0.25% for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020. The maturity date of the Athyrium Credit Facility is October 1, 2024.

The Term Loan A bears interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The unpaid principal amount of the Term Loan A is due and payable in quarterly installments starting on the fourth anniversary of the loan.  The Company may make voluntary prepayments, in whole or in part, and subject to certain exceptions, is required to make mandatory prepayments upon the occurrence of certain events of default as defined in the agreement, including but not limited to, the occurrence of a change of control. In addition, upon payment or repayment of any outstanding balance under the Athyrium Credit Facility, the Company will have to pay a 1% exit fee of the total principal payments (whether mandatory, voluntary, or at maturity) made throughout the term. The exit fee of $0.7 million based on the $75 million principal amount outstanding, will be accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

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

The Athyrium Credit Facility includes features requiring (1) additional interest rate upon an event of default accrued at an additional 3%, or a total interest rate of 12.875%, and (2) the lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimus value as of March 31, 2019. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the consolidated statements of operations.

The Athyrium Credit Facility is secured by a pledge of substantially all of the Company’s assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability to, among other things, incur and prepay additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, change in the nature of business, enter into sale and leaseback transactions, make distributions, and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Athyrium Credit Facility also contains a financial covenant requiring the Company to maintain at least $10.0 million of cash and cash equivalents. As a result of this financial covenant, the Company has recorded $10.0 million as restricted cash as of March 31, 2019 and December 31, 2018.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Athyrium Credit Facility, the Company issued a warrant (“Warrant”), to purchase up to 270,835 shares of the Company’s common stock, at an exercise price per share of $12.18456. The Warrant is immediately exercisable as to 184,660 shares and will become exercisable as to the remaining 86,175 shares only upon the Company’s draw of the Term Loan B. The Warrant is exercisable through October 1, 2025 and is classified as an equity instrument. The Company allocated the proceeds from the Term Loan A to the Warrant using the relative fair value method. The initial fair value of the Warrant of $1.9 million was recognized as equity and a corresponding debt discount.

In addition, the Company paid certain fees to Athyrium and other third party service providers in the aggregate amount of $3.0 million. These fees paid to Athyrium were recorded as a debt discount while the fees paid to other third party service providers were recorded as debt issuance cost, respectively, in the aggregate amount of $3.0 million. These costs, along with the fair value of the Warrant of $1.9 million are being amortized using the effective interest method over the term of the Athyrium Credit Facility. The amortization of debt discount and debt issuance cost is included in interest expense within the Condensed Consolidated Statements of Operations. As of March 31, 2019, the effective interest rate was 11.42%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs. During the three months ended March 31, 2019, the Company recognized interest expense of $2.0 million which consisted of amortization of the debt discount of $0.2 million, and the contractual coupon interest expense of $1.8 million.

The components of the carrying value of the debt as of March 31, 2019, are detailed below (in thousands):

March 31,
2019
Principal loan balance	$75,000
Unamortized debt discount and issuance cost	(4,615)
Accretion of exit fee	72
Long-term debt, net	$70,457

The future annual principal payments due under the Athyrium Credit Facility as of March 31, 2019 were as follows (in thousands):

Years Ending December 31,
2019 (remaining nine months)	—
2020	—
2021	—
2022	16,665
2023	33,330
Thereafter	25,005
Total	$75,000

7. WARRANTS

The Company issued warrants in connection with debt transactions that were completed prior to 2017. Upon the completion of the IPO, the Company’s then outstanding warrants to purchase preferred stock converted into warrants to purchase common stock. The Company also issued the Warrant to purchase common stock in connection with the Athyrium Credit Facility, described further in Note 6.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the common stock warrants outstanding as of March 31, 2019 and December 31, 2018, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	March 31,	December 31,
Issued	Price	Date	From	2019	2018
2013	$7.50	April 2021	July 2017	82,816	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
2018	$12.18	October 2025	(1)	—	—
				297,988	297,988

(1)	As of March 31, 2019 and December 31, 2018, warrants outstanding to acquire 86,175 of common stock are not exercisable and are only exercisable upon draw down of Term Loan B.

8. EQUITY FINANCINGS

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

In connection with the filing of the Shelf Registration, the Company entered into a sales agreement with Jefferies, LLC (the “Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $50.0 million of its common stock in an at-the-market equity offering (“ATM Offering”) through Jefferies, LLC, as sales agent. The Company has issued an aggregate of 518,135 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of approximately $4.6 million.

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

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective and, as a result, no further stock options or other awards will be made under the 2009 Plan. The 2017 Plan was established to provide equity based ownership opportunities for employees, officers, directors, consultants, and advisors. As of March 31, 2019, there

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were 689,833 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to an additional 2,543,292 shares, which is the number of shares issuable pursuant to outstanding awards granted under the 2009 Plan.

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

In the past, the Company had granted stock options which contain performance‑based vesting criteria. These criteria were milestone events that were specific to the Company’s corporate goals. Stock‑based compensation expense associated with performance‑based stock options is recognized if the achievement of the performance condition is considered probable using management’s best estimates. As of March 31, 2019 there were no performance-based awards outstanding.

Employee Stock Purchase Plan—In 2017, the Company approved the 2017 Employee Stock Purchase Plan, which was amended and restated in December 2018 (as amended, the “ESPP”). The ESPP reserved an aggregate of 223,341 shares of common stock and provides for an annual increase on the first day of each fiscal year, beginning on January 1, 2019 and ending on December 31, 2029, in an amount equal to the lowest of: (1) 893,441 shares of the Company’s common stock; (2) 1% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the Company’s board of directors.

The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each January 1; the second offering period begins on the first trading day on or after each July 1. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The fair value of the purchase rights granted under this plan was estimated on the date of grant, using the Black-Scholes option-pricing model. No shares of the Company’s common stock were purchased under the ESPP during the three months ended March 31, 2019 as the current six-month offering period ends on June 30, 2019.

Inducement Stock Option Awards—During the three months ended March 31, 2019, the Company granted non-statutory stock options to purchase an aggregate of 85,500 shares of the Company’s common stock to fourteen new employees. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2017 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of option activity for employee and non‑employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the three months ended March 31, 2019 is as follows:

A summary of option activity for employee and non‑employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the three months ended March 31, 2019 is as follows (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding at January 1, 2019	5,111,690	$8.96	8.0	$3,771
Granted	1,894,425	5.24
Exercised	(19,780)	1.96
Forfeited	(67,943)	15.46
Outstanding at March 31, 2019	6,918,392	$7.90	8.3	$18,582
Vested or expected to vest at March 31, 2019	6,918,392	$7.90	8.3	$18,582
Options exercisable at March 31, 2019	2,954,722	$6.27	7.1	$10,905

The Company records stock‑based compensation related to stock options granted at fair value. The Company utilizes the Black‑Scholes option‑pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock‑based payment awards represent management’s best estimates. There were 791,170 options granted during the three months ended March 31, 2018.

The assumptions used in determining fair value of the stock options granted and shares purchasable under the ESPP during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019			2018
Expected volatility	61%	–	82%	83%	–	83%
Risk-free interest rate	2.49%	–	2.58%	2.63%	–	2.71%
Expected dividend yield		0%			0%
Expected term (in years)	0.50	–	6.63	5.81	–	6.06

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

During the three months ended March 31, 2019 and 2018, the weighted average grant‑date fair value of options granted was $3.71 and $9.25, respectively. The fair value is being expensed over the vesting period of the options on a straight‑line basis as the services are being provided. As of March 31, 2019, there was $25.2 million of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted‑average period of 2.91 years.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserved Shares—As of March 31, 2019 and December 31, 2018, the Company had reserved the following shares of common stock issuable upon exercise of rights under equity compensation plans and inducement stock option awards:

	March 31,	December 31,
	2019	2018

Warrant rights to acquire Common Stock	384,163	384,163
ESPP	561,971	223,341
Shares reserved for outstanding inducement stock option awards	583,500	498,000
2009 Plan	2,543,292	2,563,072
2017 Plan	4,485,433	3,130,910
Total	8,558,359	6,799,486

Stock-based Compensation Expenses—Stock‑based compensation expense was classified in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Cost of product revenues	$2	$–
Research and development	607	639
Selling, general and administrative	1,864	1,222
Total	$2,473	$1,861

For three months ended March 31, 2019, stock-based compensation expense for the Company’s manufacturing employees related to INVELTYS manufactured since the FDA approval of $0.3 million has been capitalized into inventory as a component of overhead expense.  Capitalized stock-based compensation is recognized as cost of product revenues when the related product is sold or expensed to research and development when the related sample is issued.

10. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2019 and 2018. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its generation of limited revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company has determined that ownership changes have occurred as of April 2016, and such changes have not materially impacted

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s ability to utilize its net operating loss carryforwards and research and development tax credits to offset future tax liabilities. The Company may be further limited by any changes that may have occurred or may occur subsequent to December 31, 2017.

The Company files its corporate income tax returns in the United States and Massachusetts, Alabama, California, Montana, Oklahoma, Illinois, Kentucky, Pennsylvania, New Hampshire, New York, North Carolina and Texas. All tax years since the date of incorporation remain open to examination by the major taxing jurisdictions (state and federal) to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax year.

As of March 31, 2019 and 2018, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three months ended March 31, 2019 and 2018.

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $37,500. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $0.1 million. The Company is obligated to pay JHU low single‑digit running royalties based upon a percentage of net sales of the licensed products. The Company also has an obligation to pay JHU certain one‑time development and commercial milestone payments. During the three months ended March 31, 2019 the Company paid JHU $0.3 million related to the first commercial sale milestone.

The Company recorded research and development expenses related to the JHU agreement of $0 and $82,000, respectively, for the three months ended March 31, 2019 and 2018.

Litigation—The Company is not currently subject to any material legal proceedings.

Other Commitments — The Company entered into a commercial supply agreement with Catalent Pharma Solutions, LLC to manufacture commercial supplies of INVELTYS and KPI-121 0.25%, with annual minimum purchase requirements. The Company became subject to the minimum purchase requirements for INVELTYS upon receiving  FDA approval for the product.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 12, 2019.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in   our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

We are a biopharmaceutical company focused on the development and commercialization of therapeutics using our proprietary AMPPLIFY™ mucus-penetrating particle, or MPP, drug delivery technology, with an initial focus on the treatment of eye diseases. The innovative MPP technology, which we refer to as our AMPPLIFY technology, uses selectively‑sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in the August 2018 approval of INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1%, or INVELTYS, the first and only topical twice-a-day ocular steroid for the treatment of inflammation and pain following ocular surgery, by the U.S. Food and Drug Administration, or the FDA, and the development of our lead product candidate, KPI‑121 0.25%, for the temporary relief of the signs and symptoms of dry eye disease. We commercially launched INVELTYS in January 2019.

KPI‑121 0.25% is our product candidate for patients with dry eye disease utilizing a two‑week course of therapy. In January 2018, we announced topline results from two completed Phase 3 clinical trials, which we refer to as STRIDE 1 and STRIDE 2 (STRIDE-  Short Term Relief In  Dry  Eye), evaluating the safety and efficacy of KPI-121 0.25% versus vehicle (placebo) in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctval hyperemia and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the intent to treat, or ITT, population; in addition, statistical significance was also achieved in STRIDE 1 for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort. In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia, but statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity. KPI‑121 0.25% was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment‑related adverse events observed during the course of either trial, and with elevations in interocular pressure, or IOP, in both trials similar to placebo.

In December 2018, the FDA accepted for filing our new drug application, or NDA, for KPI‑121 0.25% and set a target action date under the Prescription Drug User Fee Act, or PDUFA, of August 15, 2019.  Based upon the recommendation of the FDA, we also initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We believe we have identified key factors that contributed to the differences observed in the results from STRIDE 2 compared to those of STRIDE 1 and the Phase 2 trial, and that the changes made to the inclusion/exclusion criteria of STRIDE 3 based on these analyses will improve the probability of success of this trial. If approved, KPI-121 0.25% could be the first FDA-approved product for the temporary relief of the signs and symptoms of dry eye disease.

INVELTYS is the first and only FDA‑approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post‑operative inflammation and pain. Other approved topical ocular corticosteroid products for this indication are indicated for dosing three or four times a day. In clinical trials, INVELTYS showed statistical significance in the primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication compared to placebo and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications compared to placebo.

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

INVELTYS received FDA approval under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA, which is the pathway we plan to rely on for the approval of KPI‑121 0.25% as well. We have retained worldwide commercial rights for INVELTYS and our current product candidates. Since the FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which includes 57 territory sales managers, 7 regional sales leaders and 3 directors of national accounts. If KPI-121 0.25% is approved for the temporary relief of signs and symptoms of dry eye disease, we expect to further expand our sales force by up to an additional 100 personnel. We expect to commercialize in the United States any of our other product candidates that receive marketing approval as well. In anticipation of the potential to commercialize our product candidates in other global markets, we are evaluating a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

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

In connection with the filing of the Shelf Registration, we entered into a sales agreement with Jefferies, LLC pursuant to which we may issue and sell, from time to time, up to an aggregate of $50.0 million of our common stock in at-the-market equity offerings, or the ATM Offering, through Jefferies, LLC, as sales agent. We have issued an aggregate of 518,135 shares of our common stock under the ATM Offering resulting in net proceeds to us of approximately $4.6 million.

On October 1, 2018, we entered into a $110 million credit agreement with Athyrium Opportunities III Acquisition LP, or the Athyrium Credit Facility. The Athyrium Credit Facility provides for a Term Loan A in the aggregate principal amount of $75.0 million, or Term Loan A, and a Term Loan B in the aggregate principal amount of $35.0 million, or Term Loan B. On October 1, 2018, we borrowed the entire principal amount of Term A Loan. We may draw down the Term Loan B upon either (i) FDA approval of KPI-121 0.25% for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $25.4 million for the three months ended March 31, 2019 and $66.7 million for the year ended December 31, 2018. As of March 31, 2019, we had an accumulated deficit of $226.5 million. As we commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through our IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings, sales of our common stock under our ATM Offering and to a lesser extent, payments received in connection with various feasibility studies. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance that we will generate any such revenue or as to the timing of any such revenue, and we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year.

Financial Operations Overview

Product Revenues, Net

As a result of the commercial launch of INVELTYS in the United States in early January 2019, we commenced generating product revenues from sales of INVELTYS during the three months ended March 31, 2019. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance program, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.

Cost of product revenues

Cost of product revenues consists of direct and indirect cost of manufacturing our product, INVELTYS, such as material, third-party manufacturing costs, freight, distribution, royalty expense, allocation of labor, quality control, quality assurance, spoilage and manufacturing overhead costs. We began capitalizing inventory costs for INVELTYS after receipt of FDA approval of INVELTYS on August 22, 2018. Prior to receiving FDA approval, such costs were expensed as research and development expenses.

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

We expect our research and development expenses to increase for the foreseeable future if and as we advance our product candidate, KPI-121 0.25%, toward regulatory approval, pursue other product candidates and conduct additional clinical trials. Conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time‑consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

Interest Expense

Interest expense primarily consists of contractual coupon interest expense, amortization of debt discounts and debt issuance costs recognized on our debt facility.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018 except for the addition of a revenue recognition policy as discussed in Note 2 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Product revenues, net	$1,386	$—	$1,386
Costs and expenses:
Cost of product revenues	241	—	241
Selling, general and administrative	18,236	5,482	12,754
Research and development	6,959	5,657	1,302
Total operating expenses	25,436	11,139	14,297
Loss from operations	(24,050)	(11,139)	(12,911)
Other income (expense)
Interest income	756	209	547
Interest expense	(2,094)	(367)	(1,727)
Net loss	$(25,388)	$(11,297)	$(14,091)

Product revenues, net

Product revenues, net amounted to $1.4 million for the three months ended March 31, 2019 and relate to the sales of INVELTYS, which we launched in the United States in January 2019. INVELTYS is our first product to receive regulatory approval. We did not generate any revenues from product sales prior to the three months ended March 31, 2019. We expect product revenues to increase if and as we obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors.

Cost of product revenues

Cost of product revenues was $0.2 million for the three months ended March 31, 2019. We began capitalizing inventory costs for INVELTYS after receipt of FDA approval of INVELTYS on August 22, 2018. Prior to receiving FDA approval, such costs were expensed as research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $18.2 million for the three months ended March 31, 2019 compared to $5.5 million for the three months ended March 31, 2018, which was an increase of $12.7 million.

We incurred a $6.7 million increase in employee-related costs during the period primarily due to a $6.0 million increase in employee headcount and merit-based pay, primarily driven by the hiring of our sales force and a $0.7 million increase in stock compensation expenses related to stock options granted during 2019. In addition, we incurred a $4.3 million increase in costs for sales and marketing and other activities to support the commercial launch of INVELTYS, a $0.2 million decrease in costs associated with legal, accounting and finances, a $1.3 million increase in facilities costs related to our Watertown  Lease which commenced in November 2018, a larger allocation of our overall facility-related costs and an aggregate of $0.6 million of expense incurred related the milestone payable to JHU upon first commercial sale and the annual product fee for INVELTYS under the PDUFA program. We anticipate that our selling, general and administrative expenses will increase in the future if and as we increase our headcount to support our continued research activities and development of our product candidates or additional product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months  ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
KPI-121 development costs	$3,441	$2,236	$1,205
Employee‑related costs	2,196	2,809	(613)
Other research and development costs	1,322	612	710
Total research and development	$6,959	$5,657	$1,302

Research and development expenses were $7.0 million for the three months ended March 31, 2019 compared to $5.7 million for the three months ended March 31, 2018, representing a change of $1.3 million. This increase was primarily the result of a $1.2 million increase in KPI‑121 development costs related to STRIDE 3, our additional Phase 3 clinical trial of KPI-121 0.25%, which began in mid-2018. An additional increase of $0.7 million in other research and development costs was offset by a  $0.6 million decrease in costs related to employees that were classified under research and development prior to regulatory approval of INVELTYS and are now classified as manufacturing employees and, are accordingly being recorded in inventory and cost of product revenues.

We expect that our research and development costs will increase if and as we advance our product candidate, KPI-121 0.25%, pursue other product candidates and conduct additional clinical trials.

Interest income

Interest income increased by $0.6 million to $0.8 million for the three months ended March 31, 2019 compared to $0.2 million for the three months ended March 31, 2018. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The increase was attributable to a higher interest rate on the higher average cash balance during the three months ended March 31, 2019.

Interest expense

We incurred interest expense of $2.1 million for the three months ended March 31, 2019, which was an increase of $1.7 million, compared to $0.4 million for the three months ended March 31, 2018. Interest expense is comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our venture debt facility, which we refer to as our 2014 Debt Facility, during the three months ended March 31, 2018 and our Athyrium Credit Facility during the three months ended March 31, 2019. The increase was primarily due to the higher outstanding balance resulting from the October 2018 draw down of $75.0 million under the Athyrium Credit Facility, which remained outstanding during for the three months ended March 31, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, we have had limited revenues to date from product sales and have financed our operations primarily through our IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings, sales of our common stock under our ATM Offering facility and to a lesser extent, payments received in connection with various feasibility studies.

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

In November 2014, we entered into our 2014 Debt Facility, which was subsequently amended in October 2016,  November 2017 and March 2018. The 2014 Debt Facility, as amended, increased the initial commitment under the debt facility to a total of $20.0 million of funding and extended the interest-only end date for 12 months following the execution of the March 2018 amendment. The maturity date of the 2014 Debt Facility was also extended from October 13, 2020 to March 29, 2022.

On October 1, 2018, we repaid the outstanding principal balance under the 2014 Debt Facility of $20.0 million. In connection with the repayment of the 2014 Debt Facility, we paid a prepayment fee of $0.2 million.

On August 9, 2018, we filed a Shelf Registration with the SEC, which was declared effective on August 27, 2018. Under the Shelf Registration, we may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the Shelf Registration becoming effective. Under the Shelf Registration, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered.

On October 5, 2018, we sold 7,500,000 shares of common stock in an underwritten offering pursuant to the Shelf Registration at a public offering price of $8.25 per share, before underwriting discounts and commissions. In addition, the underwriters were granted an overallotment option to purchase an additional 1,125,000 shares of the common stock at the same public offering price, less underwriting discounts and commissions. On October 11, 2018, the underwriters exercised in full their option to purchase the overallotment shares. The total number of shares sold by us in the offering was 8,625,000 shares, resulting in net proceeds to us, after underwriting discounts and offering expenses, of approximately $66.1 million.

In connection with the filing of the Shelf Registration, we entered into a sales agreement with Jefferies, LLC pursuant to which we may issue and sell, from time to time, up to an aggregate of $50.0 million of our common stock in an ATM Offering, through Jefferies, LLC, as sales agent. We have issued an aggregate of 518,135 shares of our common stock under the ATM Offering resulting in net proceeds to us of approximately $4.6 million.

 On October 1, 2018, we entered into the Athyrium Credit Facility for up to $110 million. The Athyrium Credit Facility provides for a Term Loan A in the aggregate principal amount of $75.0 million and a  Term Loan B in the aggregate principal amount of $35.0 million. On October 1, 2018, we borrowed the entire principal amount of the Term Loan A. We may draw down the Term Loan B upon either (i) FDA approval of KPI-121 0.25% for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020. The maturity date of the Athyrium Credit Facility is October 1, 2024. The Term Loan A bears interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The unpaid principal amount of the Term Loan A is due and payable in quarterly installments starting at the end of the fourth anniversary of the loan.

Cash Flows

As of March 31, 2019, we had $138.9 million in cash on hand and $75.0 million in indebtedness. The following table summarizes our sources and uses of cash for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(31,170)	$(12,714)
Net cash used in investing activities	(444)	(373)
Net cash provided by financing activities	29	1,089
Decrease in cash and restricted cash	$(31,585)	$(11,998)

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

During the three months ended March 31, 2019, our cash used in operating activities was primarily due to our net loss of $25.4 million primarily consisting of $0.2 million of cost of product revenues, $18.2 million of selling, general and administrative costs and $7.0 million of research and development costs and partially offset by non-cash charges of $3.3 million, consisting primarily of $2.5 million in stock-based compensation, $0.4 million in amortization of a right of use asset, $0.4 million in depreciation and amortization of debt discount. Net cash used by changes in our operating assets and liabilities primarily consisted of a $4.7 million increase in accounts receivable from our first quarter of product sales, $1.0 million increase in inventory related to our INVELTYS product, offset by a $4.0 million decrease in accounts payable and accrued expense primarily driven by the timing of payments and a $0.6 million decrease in prepaid expenses and other current assets primarily driven by the receipt of landlord reimbursement related to our Watertown facility and amortization of prepaid expense for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2018 consisting of purchases of property and equipment, primarily laboratory equipment.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2019 consisting primarily of purchases of furniture and fixtures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2018, consisting of $2.7 million of proceeds from our 2014 debt facility, net of debt issuance costs, offset by principal payments on our venture debt of $1.7 million and $28,000 in proceeds from the exercise of stock options.

Net cash provided by financing activities was $29,000 for the three months ended March 31, 2019, consisting of $39,000 of proceeds from the exercise of stock options, offset by $10,000 of principal payments on our finance lease obligation.

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
•

continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of INVELTYS and any product candidates for which we may submit for and obtain marketing approval;

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

We believe that our existing cash on hand as of March 31, 2019 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through at least mid-2020 with additional cash runway expected when including INVELTYS revenue. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

•	successful launching of INVELTYS, including by further developing our sales force, marketing and distribution capabilities;
•	achieving an adequate level of market acceptance ,and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for INVELTYS and any other products we commercialize;
•	obtaining marketing approval for KPI‑121 0.25% or any other product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including KPI‑121 0.25%;
•	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval;
•	hiring and building a full commercial organization required for the marketing, selling and distributing those products for which we obtain marketing approval; and
•	obtaining, maintaining and protecting our intellectual property rights.

INVELTYS is our only product that has been approved for sale and it has only been approved in the United States. Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of INVELTYS, which we commercially launched in the United States in January 2019. However, the successful commercialization of INVELTYS in the United States is subject to many risks. We are currently undertaking our first commercial launch with INVELTYS, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of INVELTYS alone will be sufficient for us to become profitable for several years, if at all.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any cash equivalents or investments as of March 31, 2019.  As of March 31, 2019, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bears interest at a fixed rate of 9.875% per annum.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management,  with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

As a result of our commercial launch of INVELTYS in the United States during the three months ended March 31, 2019, we implemented processes and internal controls to record product revenues, net, cost of product revenues and inventory. The implementation of these processes resulted in changes to our internal control over financial reporting, which we believe were material. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A      RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in our Annual Report on Form 10‑K and this Quarterly Report on Form 10-Q, including our financial statements and the related notes appearing at the end of our Annual Report on Form 10‑K, before deciding to invest in our common stock. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $25.4 million for the three months ended March 31, 2019 and $66.7 million for the year ended December 31, 2018. As of March 31, 2019, we had an accumulated deficit of $226.5 million. As we only recently launched our first product, INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1% , in January 2019, we have had limited revenues to date from product sales and have financed our operations primarily through our initial public offering, or IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings, sales under our at-the-market offering facility and to a lesser extent, payments received in connection with various feasibility studies. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercially launch our first FDA approved product, INVELTYS for the treatment of post‑operative inflammation and pain following ocular surgery. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance that we will generate any such revenue or as to the timing of any such revenue, and we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year.

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to prepare for commercialization of our lead product candidate, KPI-121 0.25% for the temporary relief of signs and symptoms of dry eye disease, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. Our license agreement with The Johns Hopkins University, or JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS and KPI‑121 0.25%, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•	continue to commercialize INVELTYS in the United States and seek regulatory approval for INVELTYS outside of the United States;
•

continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of INVELTYS and any product candidates for which we may submit for and obtain marketing approval;

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

•	successful launching of INVELTYS, including by further developing our sales force, marketing and distribution capabilities;

•	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for INVELTYS and any other products we commercialize;
•	obtaining marketing approval for KPI‑121 0.25% or any other product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including KPI‑121 0.25%;
•	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval;
•	hiring and building a full commercial organization required for the marketing, selling and distributing those products for which we obtain marketing approval; and
•	obtaining, maintaining and protecting our intellectual property rights.

INVELTYS is our only product that has been approved for sale and it has only been approved in the United States. Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of INVELTYS, which we commercially launched in the United States in January 2019. However, the successful commercialization of INVELTYS in the United States is subject to many risks. We are currently undertaking our first commercial launch with INVELTYS, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of INVELTYS alone will be sufficient for us to become profitable for several years, if at all.

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

We are an early‑stage commercial company. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing INVELTYS and our product candidates, including KPI‑121 0.25%, and engaging in activities to prepare for the commercial launch of, and commercializing, INVELTYS. We only recently launched INVELTYS and are still in the process of executing our commercial launch plan, have no history of commercializing products, and, to date, have not generated significant revenue from the sale of INVELTYS. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our expenses have increased as we have begun commercializing INVELTYS, including costs associated with our newly hired specialty sales force and increased marketing, distribution and manufacturing capabilities. If we obtain marketing approval for KPI‑121 0.25% or any other product candidate that we develop, we expect to incur significant additional commercialization expenses for such product candidate. Furthermore, we will incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

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

•

the progress, costs and results of our additional Phase 3 trial for KPI‑121 0.25%, STRIDE 3 (STRIDE—Short Term Relief In Dry Eye), and whether we determine, or are required, to conduct any additional clinical trials or other activities for KPI‑121 0.25%;

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

We believe that our existing cash on hand as of March 31, 2019, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through at least mid-2020 with additional cash runway expected when including INVELTYS revenue. We have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

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

We have a significant amount of indebtedness. As of March 31, 2019, we had $75.0 million of outstanding borrowings under the Athyrium Credit Facility and have the ability to draw an additional $35.0 million upon either (i) FDA approval of KPI‑121 0.25% for a dry eye indication or (ii) reaching net product revenues of INVELTYS of at least $25.0 million for the two fiscal quarter period then most recently ended, in each case on or prior to June 30, 2020. Amounts outstanding under the Athyrium Credit Facility bear interest at a rate of 9.875% per annum. The Athyrium Credit Facility provides for quarterly interest‑only payments for 48 months. Beginning on September 30, 2022, we will be required to make principal and interest payments through October 1, 2024. Our obligations under the Athyrium Credit Facility are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Athyrium Credit Facility.

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

The success of our product INVELTYS, our lead product candidate, KPI‑121 0.25%, and any other product candidates will depend on many factors, including the following:

•	successful commercialization of INVELTYS in the United States, including establishing and maintaining sales, marketing and distribution capabilities for INVELTYS;
•	acceptance of INVELTYS and, if and when approved, KPI‑121 0.25% and our other product candidates by patients, the medical community and third‑party payors;
•	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third‑party payors, including government payors, for INVELTYS and our product candidates;
•	successfully developing and applying for and receiving marketing approvals from applicable regulatory authorities for KPI‑121 0.25% and other product candidates;
•	receiving regulatory approval of our manufacturing processes and our third‑party manufacturers’ facilities from applicable regulatory authorities;
•	expanding and maintaining a workforce of experienced scientists and others with experience in AMPPLIFY technology to continue to develop our product candidates;
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

INVELTYS or any product candidate that we develop that receives marketing approval, including KPI‑121 0.25%, may fail to gain sufficient market acceptance by clinicians, patients, third‑party payors and others in the medical community. Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data we have commissioned. For example, based on a market survey we commissioned in 2018 of 100 ophthalmologists, we believe INVELTYS offers advantages over existing post‑surgical treatment options due to its AMPLLIFY technology and being the first and only twice‑daily dosing, two‑week course of treatment and safety data, including low incidence of reported IOP spikes, and efficacy data from our clinical trials. In this market survey, a majority of surveyed ophthalmologists indicated they were likely to prescribe INVELTYS. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice‑a‑day or less frequent dosing.

While there are no drugs currently approved in the United States for the temporary relief of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over‑the‑counter artificial tears, Restasis®, Xiidra®, CequaTM and off‑label use of corticosteroids. Generic versions of Restasis are also expected to become available in the U.S. in 2019. Our current expectations regarding market potential for KPI‑121 0.25% are based, in part, on market research data we have commissioned. For example, based on two surveys we commissioned of 503 and 297 dry eye disease patients in 2017 and 2018, respectively, which we refer to as our patient surveys, 90% of surveyed patients reported experiencing short‑term flares, with the majority experiencing on average four days of flares six times per year, and the most common reason given by patients for discontinuing the two leading branded dry eye treatments were insufficient efficacy and side effects. However, it is possible that doctors may continue to rely on other existing treatments rather than KPI‑121 0.25%, if and when it is approved for marketing by the FDA. In addition, if generic versions of any products that compete with any of our product candidates are approved for marketing by the FDA, they would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, clinicians, patients and third‑party payors may choose to rely on such products rather than our product candidates.

Our assessment of the potential market opportunity for INVELTYS and our product candidates, including KPI‑121 0.25%, is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third‑party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third‑party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of dry eye disease in particular is difficult to precisely estimate. The results from our patient surveys may be less reflective of the dry eye disease population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third‑party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for INVELTYS or any of our product candidates, including KPI‑121 0.25%, may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

We have only recently begun to establish a sales and marketing infrastructure for our commercial launch of INVELTYS, our first product, and have no prior experience in the sales, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we obtained marketing approval, we will need to establish additional sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

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

Factors that may inhibit our efforts to commercialize INVELTYS or any product candidates for which we receive marketing approval, including KPI‑121 0.25%, on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	our ability to obtain and maintain coverage, adequate pricing, and adequate reimbursement from third‑party payors, including government payors, for INVELTYS and our product candidates;
•	the inability of sales personnel to obtain access to clinicians or persuade adequate numbers of clinicians to prescribe our products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales, marketing and distribution organization.

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

Following ocular surgery, topical steroids are commonly used to manage and prevent complications from post‑operative inflammation. The current market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, a generic formulation of loteprednol suspension 0.05% was approved by the FDA in April 2019 and is anticipated to be launched in the near term, and Durezol is expected to lose its patent exclusivity in June 2019, which could result in a potential generic launch of this product.

There are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. Eyepoint Pharmaceutical, or Eyepoint, launched DexycuTM, an intraocular suspension of dexamethasone for the treatment of post-operative inflammation, in March 2019. Ocular Therapeutix has received FDA approval for DextenzaTM, an intracanicular insert of dexamethasone, for the treatment of ocular pain following ophthalmic surgery. There are also a number of companies in the United States developing products and therapies in preclinical research and clinical development for the treatment of inflammation and pain following ocular surgery. In addition, there are various formulations of steroids that are produced by compounding pharmacies and that are in drop form or are injected into the eye following ocular surgery.

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

We are developing KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease, which may include the management of dry eye disease flares. Any product that is developed for the temporary relief of the signs and symptoms of dry eye disease could directly compete with KPI‑121 0.25%. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for KPI‑121 0.25%. These product candidates are being developed by pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Oyster Point Pharma’s OC‑01 and OC‑02, ReGenTree’s RGN‑259, Aldeyra Therapeutics’ reproxalap ophthalmic solution, Aurinia Pharmaceuticals’ voclosporin ophthalmic solution and Surface Pharmaceutical’s SURF‑100 and SURF‑200.

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

We rely on third‑party contract manufacturers to manufacture commercial supplies of INVELTYS and KPI‑121 0.25%. Specifically, we rely on the following: Catalent Pharma Solutions, LLC, or Catalent, to manufacture and supply to us a minimum amount of INVELTYS and KPI‑121 0.25% for commercial use; Alliance Contract Pharma, LLC, or Alliance, for manufacturing bulk KPI‑121 concentrates; and Chemo Iberica SA, or Chemo Iberica, to manufacture and supply to us a bulk supply of loteprednol etabonate, or LE. We expect to rely on third parties to manufacture clinical supplies of any other product candidates and commercial supplies of any other products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product or our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of our product or any of our product candidates for which we obtain marketing approval, we may not be able to compete, or may be delayed in producing sufficient product or product candidates to meet our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third‑party relationship, which may not be readily available or on acceptable terms, or at all, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize INVELTYS or any of our product candidates, including KPI‑121 0.25%, for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third‑party arrangements are otherwise beneficial. We also may seek third‑party collaborators for development and commercialization of our product candidates. We may also consider potential collaborative partnership opportunities prior to initiating IND‑enabling studies on KPI‑285 or any other product candidates we develop through our rTKI program. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for INVELTYS or our product candidates, which could significantly and materially harm our business. The United

Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019 (two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union) and has been extended to October 31, 2019. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on October 31, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under‑staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency must identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two‑for‑one” provisions. This Executive Order included a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive

Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicated that the “two‑for‑one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two‑for‑one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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
•

a new Medicare Part D coverage gap discount program, in which participating manufacturers must agree to offer 70% point‑of‑sale discounts off negotiated drug prices during the coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare & Medicaid Services, or CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, on November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

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

We and any third‑party manufacturers we engage or may engage are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous materials, including chemicals and biological materials, and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

Our internal computer systems, or those of our contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs and commercialization of our products.

Our internal computer systems and those of our current and any future contractors or consultants, including any collaborator, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, the commercialization of our products and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 31, 2019, our executive officers and directors and principal stockholders in the aggregate, owned shares representing approximately 25.9% of our capital stock. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

•	our success in launching and commercializing INVELTYS;
•	results of clinical trials of any of our product candidates, including KPI‑121 0.25%;
•	results of clinical trials of product candidates of our competitors;
•	changes in the structure of healthcare payment systems;
•	our success in commercializing KPI‑121 0.25% and other product candidates, if and when approved;
•	the success of competitive products or technologies;

•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	the level of expenses related to the commercial launch of INVELTYS and clinical development programs for any of our product candidates, including KPI‑121 0.25%;
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

In the past, following periods of volatility in the market price of a company’s securities, securities class‑action litigation has often been instituted against that company. We also may face securities class‑action litigation if we fail to successfully launch and commercialize INVELTYS, or if we cannot obtain regulatory approvals for or otherwise fail to successfully commercialize KPI‑121 0.25% or our other product candidates. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

Sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 7, 2019, we had outstanding 33,882,872 shares of common stock. Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non‑affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

In addition to the above reduced disclosure requirements applicable to emerging growth companies, as a smaller reporting company, we are permitted and intend to rely on on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements in our annual report on Form 10-K, with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the three months ended March 31, 2019, we granted stock options to fourteen new employees to purchase an aggregate of 85,500 shares of our common stock at a weighted average exercise price of $6.35 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with our company through the applicable vesting dates. We have filed a registration statement on a Form S-8 to register the shares of common stock underlying these stock options.

Other than as stated above, we did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Use of Proceeds from our Public Offering of Common Stock

On July 25, 2017, we completed our IPO on Form S‑1, as amended (File No. 333-218936), which was declared effective by the SEC on July 19, 2017.

In our IPO, we issued and sold 6,900,000 shares of our common stock at an initial offering price of $15.00 per share, including 900,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received net proceeds of $94.0 million after deducting underwriting discounts and commission and offering costs. The managing underwriters of our IPO were J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

As of March 31, 2019, we have used all of the net offering proceeds from our IPO, primarily to fund KPI-121 development costs, general corporate purposes and to build a commercial organization. There was no material change in the use of proceeds from our IPO from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 20, 2017.

Repurchase of Shares or of Company Equity Securities

None.

Item 6.  Exhibits

Exhibit Index

EXHIBIT 10.1*+	-	Amended and Restated 2017 Employee Stock Purchase Plan.

EXHIBIT 10.2	-	Form of Amendment to Offer Letters (incorporated by reference to Exhibit 10.30 of the Registrant’s annual report on Form 10-K (File No. 011-38150) filed on March 12, 2019.

EXHIBIT 31.1+	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1+	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mark Iwicki, President and Chief Executive Officer of the Company.

EXHIBIT 32.2+	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

* Corrected version of exhibit previously filed as Exhibit 10.3 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: May 9, 2019	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 9, 2019	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)