Form 10-Q
period 2019-06-30
Kala Pharmaceuticals, Inc.
filed 2019-08-06
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 34,006,631 shares of Common Stock, $0.001 par value per share, outstanding as of August 2, 2019

PART I – FINANCIAL INFORMATION

Item  1 Financial Statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash	$118,006	$170,898
Accounts receivable, net	5,648	—
Inventory	8,219	4,095
Prepaid expenses and other current assets	930	2,035
Total current assets	132,803	177,028
Noncurrent assets:
Property and equipment, net	2,721	2,166
Right-of-use assets	30,713	29,566
Restricted cash	12,578	12,206
Total assets	$178,815	$220,966
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,196	$5,446
Accrued expenses and other current liabilities	12,878	11,101
Current portion of lease liabilities	1,627	463
Total current liabilities	17,701	17,010
Long-term liabilities:
Long-term lease liability - less current portion	29,356	28,752
Long-term debt	70,692	70,226
Total long-term liabilities	100,048	98,978
Total liabilities	117,749	115,988
Commitments and Contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 33,882,967 and 33,863,077 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	34	34
Additional paid-in capital	311,354	306,053
Accumulated deficit	(250,322)	(201,109)
Total stockholders' equity	61,066	104,978
Total liabilities and stockholders' equity	$178,815	$220,966

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Product revenues, net	$2,057	$—	$3,443	$—
Costs and expenses:
Cost of product revenues	352	—	593	—
Selling, general and administrative	17,007	7,151	35,243	12,633
Research and development	7,108	7,368	14,067	13,024
Total costs and expenses	24,467	14,519	49,903	25,657
Loss from operations	(22,410)	(14,519)	(46,460)	(25,657)
Other income (expense):
Interest income	646	313	1,402	522
Interest expense	(2,061)	(414)	(4,155)	(781)
Total other income (expense)	(1,415)	(101)	(2,753)	(259)
Net loss	$(23,825)	$(14,620)	$(49,213)	$(25,916)
Net loss per share—basic and diluted	$(0.70)	$(0.60)	$(1.45)	$(1.06)
Weighted average shares outstanding—basic and diluted	33,882,939	24,567,103	33,880,494	24,554,834

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended June 30, 2018
Balance as of March 31, 2018	24,556,094	$25	$225,914	$(145,668)	$80,271
Exercise of stock options	36,180	—	150	—	150
Stock-based compensation expense	—	—	2,291	—	2,291
Net loss	—	—	—	(14,619)	(14,619)
Balance as of June 30, 2018	24,592,274	$25	$228,355	$(160,287)	$68,093

Three Months Ended June 30, 2019
Balance as of March 31, 2019	33,882,857	$34	$308,830	$(226,497)	$82,367
Exercise of stock options	110	—	—	—	—
Stock-based compensation expense	—	—	2,524	—	2,524
Net loss	—	—	—	(23,825)	(23,825)
Balance as of June 30, 2019	33,882,967	$34	$311,354	$(250,322)	$61,066

Six Months Ended June 30, 2018
Balance as of December 31, 2017	24,538,309	$25	$224,025	$(134,371)	$89,679
Exercise of stock options	53,965	—	178	—	178
Stock-based compensation expense	—	—	4,152	—	4,152
Net loss	—	—	—	(25,916)	(25,916)
Balance as of June 30, 2018	24,592,274	$25	$228,355	$(160,287)	$68,093

Six Months Ended June 30, 2019
Balance as of December 31, 2018	33,863,077	$34	$306,053	$(201,109)	$104,978
Exercise of stock options	19,890	—	39	—	39
Stock-based compensation expense	—	—	5,262	—	5,262
Net loss	—	—	—	(49,213)	(49,213)
Balance as of June 30, 2019	33,882,967	$34	$311,354	$(250,322)	$61,066

See accompanying notes to these unaudited condensed consolidated financial statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(49,213)	$(25,916)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	388	173
Non-cash operating lease cost	840	187
Amortization of debt discount and other non-cash interest	466	51
Stock-based compensation	5,094	4,152
Change in operating assets and liabilities:
Accounts receivable	(5,648)	—
Prepaid expenses and other current assets	1,106	12
Inventory	(3,955)	—
Accounts payable	(2,249)	1,085
Accrued expenses	1,776	(1,460)
Lease liabilities and other long-term liabilities	(201)	(203)
Net cash used in operating activities	(51,596)	(21,919)
Cash flows from investing activities:
Purchases of property and equipment	(943)	(541)
Net cash used in investing activities	(943)	(541)
Cash flows from financing activities:
Proceeds from venture debt, net of debt issuance costs of $50	—	2,728
Payment of principal and prepayment penalty on venture debt	—	(1,667)
Payment of principal on finance lease	(20)	—
Proceeds from exercise of stock options	39	83
Net cash provided by financing activities	19	1,144
Net decrease in cash and restricted cash:	(52,520)	(21,316)
Cash and restricted cash at beginning of period	183,104	114,699
Cash and restricted cash at end of period	130,584	93,383
Reconciliation of cash and restricted cash:
Cash and restricted cash at end of period	130,584	93,383
Less restricted cash	(12,578)	(2,178)
Cash at end of period	$118,006	$91,205
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for finance lease obligation	$136	$—
Purchases of property and equipment in accounts payable	—	95
Exercise of stock options in prepaid expenses and other current assets	—	95

Supplemental disclosure:
Cash paid for interest	$3,683	$800
Right-of-use assets obtained in exchange of operating lease obligations	1,852	—

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the development and commercialization of therapeutics using its AMPPLIFY mucus-penetrating particle (“MPP”) Drug Delivery Technology, with an initial focus on the treatment of eye diseases. The Company has applied the AMPPLIFY technology to loteprednol etabonate (“LE”), a corticosteroid designed for ocular applications, resulting in the U.S. Food and Drug Administration’s (the “FDA”) approval of INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1% as the first and only twice-daily ocular corticosteroid for treatment of post-operative inflammation and pain following ocular surgery, and the development of its lead product candidate, KPI-121 0.25%, for the temporary relief of the signs and symptoms of dry eye disease. On October 16, 2018, the Company submitted a New Drug Application to the FDA for KPI-121 0.25%, for which the FDA has granted a target action date under the Prescription Drug User Fee Act (“PDUFA”) of August 15, 2019. In addition, based upon the recommendation of the FDA, the Company initiated an additional Phase 3 clinical trial (“STRIDE 3”) (STRIDE- Short Term Relief In  Dry Eye), in the third quarter of 2018 evaluating KPI-121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. The Company is targeting topline data for STRIDE 3 by the end of 2019. The Company is evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. The Company is also evaluating compounds in its receptor Tyrosine Kinase Inhibitor program (the “rTKI program”), that inhibit the vascular endothelial growth factor (“VEGF”), pathway, for the potential treatment of a number of retinal diseases.

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

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of June 30, 2019, the Company had an accumulated deficit of $250.3 million. The Company has generated only limited revenues to date from product sales and has financed operations primarily through its initial public offering of common stock (“IPO”), private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants, public common stock offerings, sales of its common stock under its at-the-market offering facility and to a lesser extent, payments received in connection with various feasibility studies. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize INVELTYS. The Company expects to continue to incur significant expenses and operating losses over the next several years. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company believes that its existing cash on hand as of June 30, 2019, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the period ended June 30, 2019 other than those noted below.

Revenue

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. The Company performs the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product revenues, net

The Company sells INVELTYS to wholesalers and/or specialty distributors in the United States (collectively, “Customers”). These Customers subsequently resell the Company’s products to specialty and other retail pharmacies. In addition to agreements with Customers, the Company enters into arrangements with payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of the Company’s products.

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

Chargebacks

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These components of variable consideration are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Reserves for chargebacks consist of credits the Company expects to issue for units that remain in the distribution channel at the end of each reporting period and that the Company expects will be sold to qualified healthcare providers, as well as chargebacks that Customers have claimed, but for which the Company has not yet issued a credit.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible.

The Company recorded no allowance for doubtful accounts as of June 30, 2019. The Company recorded an allowance of approximately $0.9 million for expected sales discounts, related to prompt pay discounts and contractual fee for service arrangements, to wholesalers and distributors as of June 30, 2019.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORY

Inventory is stated at the lower of cost or net realizable value, on a first in, first out basis. Costs include amounts related to third-party manufacturing, freight and distribution costs, allocation of labor, quality control and quality assurance and other manufacturing overhead. Capitalization of costs as inventory begins when the product has received regulatory approval in the United States. The Company expensed inventory costs related to product candidates as research and development expenses prior to regulatory approval. For INVELTYS, capitalization of costs as inventory began upon U.S. regulatory approval on August 22, 2018. Inventory produced that will be used in a promotional sample program is expensed to selling, general and administrative expense when it is selected for use and shipped as part of a marketing program.

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2019	2018

Raw materials	$706	$350
Work in progress	6,928	3,357
Finished goods	585	388
Inventory	$8,219	$4,095

4. ACCRUED EXPENSES

	June 30,	December 31,
	2019	2018

Compensation and benefits	$4,662	$5,352
Accrued revenue reserves (1)	3,444	—
Development costs	1,314	1,223
Professional services	828	1,019
Commercial cost	835	1,722
Contract manufacturing	1,347	434
Payable related to construction of facility	—	1,026
Other	448	325
Accrued expenses	$12,878	$11,101

(1) As of June 30, 2019, $0.5 million of additional revenue reserves were in accounts payable.

5. LEASES

Operating leases

The Company entered into a three‑year lease agreement for its former headquarters (the “Waltham Lease”) on September 30, 2013, with a commencement date of February 1, 2014. On June 30, 2016, the lease was amended to extend the term from January 31, 2017 to January 31, 2019. In connection with the lease agreement, the Company issued a letter of credit to the landlord for $0.1 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which was reported as restricted cash as of December 31, 2018. Upon the expiration of the lease

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term on January 31, 2019, the deposit was returned and was no longer restricted. With the adoption of ASU 2016-02, Leases, the Company has recorded a right-of-use asset and corresponding lease liability.

On March 15, 2018, the Company entered into a lease agreement with Duffy Associates, LLC for the lease of a portion of the building located at 465 Waverley Oaks Road, Suite 301, Waltham, Massachusetts (the “Waverley Oaks Lease”). The term of the Waverley Oaks Lease was one-year, and as a result, a right-of-use asset and corresponding lease liability was not recorded.

On February 28, 2018, the Company entered into a lease agreement with 480 Arsenal Group LLC (the “Arsenal Group”) for the lease of a portion of the building located at 490 Arsenal Way, Watertown, Massachusetts (the “Watertown Lease”) to be used as its new corporate headquarters. The Company recognized the right-of-use asset and corresponding lease liability on November 15, 2018, by calculating the present value of lease payments, discounted at 9.9%, the Company’s estimated incremental borrowing rate, over the 13-year expected term.

In connection with the Watertown Lease, the Company issued a letter of credit to the Arsenal Group for $2.0 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of June 30, 2019 and December 31, 2018.

As of June 30, 2019, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes was $0.5 million and the remaining lease term was 12.3 years. As of December 31, 2018, the remaining lease term on the lease for the Waltham Lease was 0.08 years and for the Watertown Lease was 12.83 years.

Vehicle Fleet lease

During the six months ended June 30, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it currently leases 65 vehicles. In connection with the Vehicle Fleet Lease, the company issued a letter of credit for $0.5 million, which was reported as restricted cash on the balance sheet. The lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019. As of June 30, 2019, the remaining lease term was 2.7 years.

The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease cost
Operating lease cost	$1,187	$99	$2,243	$198
Short-term lease cost	—	53	—	62
Total lease cost	$1,187	$152	$2,243	$260

Operating cash outflows from operating leases	$911	$103	$1,654	$205

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum commitments due under the Company’s lease agreements as of June 30, 2019 were as follows (in thousands):

Years Ending December 31,	Operating Lease Obligations (1)	Finance Lease Obligation (2)	Total
2019 (remaining six months)	$2,433	$21	$2,454
2020	4,141	41	4,182
2021	4,233	41	4,274
2022	4,021	41	4,062
2023	3,960	—	3,960
Thereafter	35,415	—	35,415
Present value adjustment	(23,339)	(25)	(23,364)
Present value of lease payments	$30,864	$119	$30,983

(1)	Future minimum lease payments under the Company’s Watertown Lease and its Vehicle Fleet Lease.
(2)	Future minimum lease payments under the Company’s finance lease obligation.

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

The unpaid principal balance under the 2014 Debt Facility was $20.0 million as of June 30, 2018. The unamortized discount was $0.2 million as of June 30, 2018. During the three months ended June 30, 2018, the Company recognized interest expense of $0.4 million which consisted of amortization of the debt discount of $21,000 and the contractual coupon interest expense of $0.4 million. During the six months ended June 30, 2018, the Company recognized interest expense of $0.8 million which consisted of amortization of the debt discount of $51,000 and the contractual coupon interest expense of $0.7 million. On October 1, 2018, the Company repaid the outstanding principal balance under the 2014 Debt Facility of $20.0 million. In connection with the repayment of the 2014 Debt Facility, the Company paid a prepayment fee of $0.2 million.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Term Loan A bears interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The unpaid principal amount of the Term Loan A is due and payable in quarterly installments starting on the fourth anniversary of the loan.  The Company may make voluntary prepayments, in whole or in part, and subject to certain exceptions, is required to make mandatory prepayments upon the occurrence of certain events of default as defined in the agreement, including but not limited to, the occurrence of a change of control. In addition, upon payment or repayment of any outstanding balance under the Athyrium Credit Facility, the Company will have to pay a 1% exit fee of the total principal payments (whether mandatory, voluntary, or at maturity) made throughout the term. The exit fee of $0.8 million based on the $75.0 million principal amount outstanding, will be accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

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

The Athyrium Credit Facility includes features requiring (1) additional interest rate upon an event of default accrued at an additional 3%, or a total interest rate of 12.875%, and (2) the lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimus value as of June 30, 2019. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the consolidated statements of operations.

The Athyrium Credit Facility is secured by a pledge of substantially all of the Company’s assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability to, among other things, incur and prepay additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, change in the nature of business, enter into sale and leaseback transactions, make distributions, and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Athyrium Credit Facility also contains a financial covenant requiring the Company to maintain at least $10.0 million of cash and cash equivalents. As a result of this financial covenant, the Company has recorded $10.0 million as restricted cash as of June 30, 2019 and December 31, 2018.

In connection with the Athyrium Credit Facility, the Company issued a warrant (“Warrant”), to purchase up to 270,835 shares of the Company’s common stock, at an exercise price per share of $12.18456. The Warrant is immediately exercisable as to 184,660 shares and will become exercisable as to the remaining 86,175 shares only upon the Company’s draw of the Term Loan B. The Warrant is exercisable through October 1, 2025 and is classified as an equity instrument. The Company allocated the proceeds from the Term Loan A to the Warrant using the relative fair value method. The fair value of the Warrant of $1.9 million was recognized as equity and a corresponding debt discount.

In addition, the Company paid certain fees to Athyrium and other third-party service providers in the aggregate amount of $3.0 million. These fees paid to Athyrium were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost, respectively, in the aggregate amount of $3.0 million. These costs, along with the fair value of the Warrant of $1.9 million are being amortized using the effective interest method

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over the term of the Athyrium Credit Facility. The amortization of debt discount and debt issuance cost is included in interest expense within the Condensed Consolidated Statements of Operations. As of June 30, 2019, the effective interest rate was 11.63%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs. During the three months ended June 30, 2019, the Company recognized interest expense of $2.1 million which consisted of amortization of the debt discount of $0.2 million, and the contractual coupon interest expense of $1.9 million. During the six months ended June 30, 2019, the Company recognized interest expense of $4.1 million which consisted of amortization of the debt discount of $0.4 million, and the contractual coupon interest expense of $3.7 million.

The components of the carrying value of the debt as of June 30, 2019, and December 31, 2018 are detailed below (in thousands):

	June 30,	December 31,
	2019	2018
Principal loan balance	$75,000	$75,000
Unamortized debt discount and issuance cost	(4,417)	(4,806)
Accretion of exit fee	109	32
Long-term debt, net	$70,692	$70,226

The future annual principal payments due under the Athyrium Credit Facility as of June 30, 2019 were as follows (in thousands):

Years Ending December 31,
2019 (remaining six months)	—
2020	—
2021	—
2022	16,665
2023	33,330
Thereafter	25,005
Total	$75,000

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the common stock warrants outstanding as of June 30, 2019 and December 31, 2018, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	June 30,	December 31,
Issued	Price	Date	From	2019	2018
2013	$7.50	April 2021	July 2017	82,816	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
2018	$12.18	October 2025	(1)	—	—
				297,988	297,988

(1)	As of June 30, 2019 and December 31, 2018, warrants outstanding to acquire 86,175 shares of common stock are not exercisable and are only exercisable upon draw down of the Term Loan B.

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

In connection with the filing of the Shelf Registration, the Company entered into a sales agreement with Jefferies, LLC (the “Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $50.0 million of its common stock in an at-the-market equity offering (“ATM Offering”) through Jefferies, LLC, as sales agent. During the fourth quarter of 2018, the Company issued an aggregate of 518,135 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of approximately $4.6 million.

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

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective and, as a result, no further stock options or other awards will be made under the 2009 Plan. The 2017 Plan was established to provide equity-based ownership opportunities for employees, officers, directors, consultants, and advisors. As of June 30, 2019,

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

there were 636,440 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to an additional 2,543,292 shares, which is the number of shares issuable pursuant to outstanding awards granted under the 2009 Plan.

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

In the past, the Company had granted stock options which contain performance‑based vesting criteria. These criteria were milestone events that were specific to the Company’s corporate goals. Stock‑based compensation expense associated with performance‑based stock options is recognized if the achievement of the performance condition is considered probable using management’s best estimates. As of June 30, 2019, there were no performance-based awards outstanding.

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

The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each January 1; the second offering period begins on the first trading day on or after each July 1. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The fair value of the purchase rights granted under the ESPP was estimated on the date of grant, using the Black-Scholes option-pricing model. No shares of the Company’s common stock were purchased under the ESPP during the six months ended June 30, 2019. The first offering period for 2019 ended on June 30, 2019. In July 2019, employees of the Company purchased an aggregate of 123,664 shares under the ESPP.

Inducement Stock Option Awards—During the three months ended June 30, 2019 and 2018, the Company granted non-statutory stock options to purchase an aggregate of 63,000 shares and 150,000 shares of the Company’s common stock, respectively. During the six months ended June 30, 2019 and 2018, the Company granted non-statutory stock options to purchase an aggregate of 148,500 shares and 150,000 shares of the Company’s common stock, respectively. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the 2017 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of option activity for employee and non‑employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the six months ended June 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding at January 1, 2019	5,111,690	$8.96	8.0	$3,771
Granted	2,083,425	5.26
Exercised	(19,890)	1.96
Forfeited	(158,550)	13.29
Outstanding at June 30, 2019	7,016,675	$7.79	8.1	$9,925
Vested or expected to vest at June 30, 2019	7,016,675	$7.79	8.1	$9,925
Options exercisable at June 30, 2019	3,331,360	$6.68	7.0	$6,908

The Company records stock‑based compensation related to stock options granted at fair value. The Company utilizes the Black‑Scholes option‑pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock‑based payment awards represent management’s best estimates. There were 1,243,390 options granted during the six months ended June 30, 2018.

The assumptions used in determining fair value of the stock options granted and shares purchasable under the ESPP during the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019			2018
Expected volatility	61%	–	82%	83%	–	85%
Risk-free interest rate	1.87%	–	2.58%	2.63%	–	2.96%
Expected dividend yield		0%			0%
Expected term (in years)	0.50	–	6.63	5.27	–	6.13

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

During the three months ended June 30, 2019 and 2018, the weighted average grant‑date fair value of options granted was $3.71 and $11.46, respectively. During the six months ended June 30, 2019 and 2018, the weighted average grant‑date fair value of options granted was $3.71 and $10.12, respectively. The fair value is being expensed over the vesting period of the options on a straight‑line basis as the services are being provided. As of June 30, 2019, there was $23.0 million of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted‑average period of 2.67 years.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserved Shares—As of June 30, 2019 and December 31, 2018, the Company had reserved the following shares of common stock issuable upon exercise of rights under equity compensation plans and inducement stock option awards:

	June 30,	December 31,
	2019	2018

Warrant rights to acquire Common Stock	384,163	384,163
ESPP	561,971	223,341
Shares reserved for outstanding inducement stock option awards	646,500	498,000
2009 Plan	2,543,292	2,563,072
2017 Plan	4,485,323	3,130,910
Total	8,621,249	6,799,486

Stock-based Compensation Expenses—Stock‑based compensation expense was classified in the statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Cost of product revenues	$39	$–	$41	$–
Research and development	795	741	1,402	1,380
Selling, general and administrative	1,787	1,550	3,651	2,772
Total	$2,621	$2,291	$5,094	$4,152

Stock-based compensation expense for the Company’s manufacturing employees related to INVELTYS manufactured since the FDA approval of $0.01 million and $0.3 million for the three and six months ended June 30, 2019, respectively, has been capitalized into inventory as a component of overhead expense. Capitalized stock-based compensation is recognized as cost of product revenues when the related product is sold or expensed to research and development when the related sample is issued.

10. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2019 and 2018. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of June 30, 2019 and 2018, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and six months ended June 30, 2019 and 2018.

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $37,500. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $0.1 million. The Company is obligated to pay JHU low single‑digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. The Company also has an obligation to pay JHU certain one‑time development and commercial milestone payments. During the three and six months ended June 30, 2019 the Company paid JHU $0.3 million related to the first commercial sale milestone and royalty.

The Company recorded other expenses related to the JHU agreement of $0.1 million and $0.2 million, for the three months ended June 30, 2019 and 2018, respectively. The Company recorded other expenses related to the JHU agreement of $0.1 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its condensed consolidated financial statements or disclosures.

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

In December 2018, the FDA accepted for filing our new drug application, or NDA, for KPI‑121 0.25% and set a target action date under the Prescription Drug User Fee Act, or PDUFA, of August 15, 2019.  Based upon the recommendation of the FDA, we also initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating KPI‑121 0.25% for the temporary relief of the signs and symptoms of dry eye disease. We believe we have identified key factors that contributed to the differences observed in the results from STRIDE 2 compared to those of STRIDE 1 and the Phase 2 trial, and that the changes made to the inclusion/exclusion criteria of STRIDE 3 based on these analyses will improve the probability of success of this trial. We are targeting topline data for STRIDE 3 by the end of 2019. If approved, KPI-121 0.25% could be the first FDA-approved product for the temporary relief of the signs and symptoms of dry eye disease.

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

Since the initial public offering of our common stock, or IPO, we have financed our operations primarily through common stock offerings pursuant to our shelf registration statement on Form S-3, or Shelf Registration, and sales of our common stock under an at-the-market offerings, or the ATM Offering. We have issued an aggregate of 9,143,135 shares under our Shelf Registration, including the ATM Offerings, resulting in aggregate gross proceeds to us of approximately $76.0 million. Under our Shelf Registration, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered, of up to an additional $174.0 million. We also have an aggregate amount of $75.0 million outstanding under our credit facility with Athyrium Opportunities III Acquisition LP, or the Athyrium Credit Facility.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $49.2 million for the six months ended June 30, 2019 and $66.7 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $250.3 million. As we commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through our IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings, sales of our common stock under our ATM Offering and to a lesser extent, payments received in connection with various feasibility studies. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance that we will generate any such revenue or as to the timing of any such revenue, and we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year.

Financial Operations Overview

Product Revenues, Net

As a result of the commercial launch of INVELTYS in the United States in early January 2019, we commenced generating product revenues from sales of INVELTYS. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance program, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.

Cost of product revenues

Cost of product revenues consists of direct and indirect cost of manufacturing our product, INVELTYS, such as materials, third-party manufacturing costs, freight, distribution, royalty expense, allocation of labor, quality control, quality assurance, spoilage and manufacturing overhead costs. We began capitalizing inventory costs for INVELTYS after receipt of FDA approval of INVELTYS on August 22, 2018. Prior to receiving FDA approval, such costs were expensed as research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Product revenues, net	$2,057	$—	$2,057
Costs and expenses:
Cost of product revenues	352	—	352
Selling, general and administrative	17,007	7,151	9,856
Research and development	7,108	7,368	(260)
Total operating expenses	24,467	14,519	9,948
Loss from operations	(22,410)	(14,519)	(7,891)
Other income (expense)
Interest income	646	313	333
Interest expense	(2,061)	(414)	(1,647)
Net loss	$(23,825)	$(14,620)	$(9,205)

Product revenues, net

Product revenues, net was $2.1 million for the three months ended June 30, 2019 and related to sales of INVELTYS, which we launched in the United States in January 2019. INVELTYS is our first product to receive regulatory approval. We expect product revenues to increase if and as we obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors.

Cost of product revenues

Cost of product revenues was $0.4 million for the three months ended June 30, 2019. We began capitalizing inventory costs for INVELTYS after receipt of FDA approval of INVELTYS on August 22, 2018. Prior to receiving FDA approval, such costs were expensed as research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $17.0 million for the three months ended June 30, 2019 compared to $7.1 million for the three months ended June 30, 2018, which was an increase of $9.9 million.

The increase was driven by a $5.8 million increase in employee-related costs during the three months ended June 30, 2019 comprised of a $5.7 million increase in expense from an increase in employee headcount and merit-based pay, primarily driven by the hiring of our sales force and a $0.1 million increase in stock compensation expenses primarily related to stock options issued to our sales force. In addition, we incurred a $2.5 million increase in costs for sales and marketing and other activities to support the commercial launch of INVELTYS, a $0.5 million increase in costs associated with legal, accounting and finance, a $1.1 million increase in facility costs related to our Watertown Lease, which commenced in November 2018, along with a larger allocation of our overall facility costs related to this lease. We anticipate that our selling, general and administrative expenses will increase in the future if and as we increase our administrative headcount to support our continued research activities and development of our product candidates or additional product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months  ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
KPI-121 development costs	$3,208	$3,692	$(484)
Employee‑related costs	2,691	3,084	(393)
Other research and development costs	1,209	592	617
Total research and development	$7,108	$7,368	$(260)

Research and development expenses were $7.1 million for the three months ended June 30, 2019 compared to $7.4 million for the three months ended June 30, 2018, representing a decrease of $0.3 million. The KPI-121 development costs for the three months ended June 30, 2019 decreased by $0.5 million. This was driven by a $1.5 million increase in KPI‑121 development costs related to STRIDE 3, our additional Phase 3 clinical trial of KPI-121 0.25%, which began in mid-2018 offset by a decrease of $0.5 million related to external cost for our Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following ocular surgery and a decrease of $1.5 million related to manufacturing cost of INVELTYS, which was recognized as research and development cost prior to our receipt of FDA approval. An additional increase of $0.6 million in other research and development costs was offset by a $0.4 million decrease in costs related to employees that were classified under research and development prior to regulatory approval of INVELTYS and are now classified as manufacturing employees and, are accordingly being recorded in inventory and cost of product revenues. We expect that our research and development costs will increase if and as we advance our product candidate, KPI-121 0.25%, pursue other product candidates and conduct additional clinical trials.

Interest income

Interest income increased by $0.3 million to $0.6 million for the three months ended June 30, 2019 compared to $0.3 million for the three months ended June 30, 2018. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The increase was attributable to a higher interest rate on a higher average cash balance during the three months ended June 30, 2019.

Interest expense

We incurred interest expense of $2.1 million for the three months ended June 30, 2019, compared to $0.4 million for the three months ended June 30, 2018, which represented an increase of $1.7 million. Interest expense is comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our venture debt facility, which we refer to as our 2014 Debt Facility, during the three months ended June 30, 2018 and with our Athyrium Credit Facility during the three months ended June 30, 2019. The increase was primarily due to the higher outstanding balance on our debt facility, which increased in October 2018 from $20.0 million under our 2014 Debt Facility to $75.0 million under the Athyrium Credit Facility, which remained outstanding during the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Revenue	$3,443	$—	$3,443
Operating expenses:
Cost of product revenues	593	—	593
Selling, general and administrative	35,243	12,633	22,610
Research and development	14,067	13,024	1,043
Total costs and expenses	49,903	25,657	24,246
Loss from operations	(46,460)	(25,657)	(20,803)
Other income (expense)
Interest income	1,402	522	880
Interest expense	(4,155)	(781)	(3,374)
Net loss	$(49,213)	$(25,916)	$(23,297)

Product revenues, net

Product revenues, net was $3.4 million for the six months ended June 30, 2019 and related to sales of INVELTYS, which we launched in the United States in January 2019. INVELTYS is our first product to receive regulatory approval. We did not generate any revenues from product sales prior to the six months ended June 30, 2019. We expect product revenues to increase if and as we obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors.

Cost of product revenues

Cost of product revenues was $0.6 million for the six months ended June 30, 2019. We began capitalizing inventory costs for INVELTYS after receipt of FDA approval of INVELTYS on August 22, 2018. Prior to receiving FDA approval, such costs were expensed as research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $35.2 million for the six months ended June 30, 2019 compared to $12.6 million for the six months ended June 30, 2018, which was an increase of $22.6 million.

The increase was driven by a $12.5 million increase in employee-related costs during the six months ended June 30, 2019 comprised of a $11.7 million increase in expenses from an increase in employee headcount and merit-based pay, primarily driven by the hiring of our sales force and a $0.8 million increase in stock compensation expenses primarily related to stock options issued to our sales force. In addition, we incurred a $6.7 million increase in costs for sales and marketing and other activities to support the commercial launch of INVELTYS, a $0.3 million increase in costs associated with legal, accounting and finance, a $2.5 million increase in facilities costs related to our Watertown Lease, which commenced in November 2018, along with a larger allocation of our overall facility costs related to this lease and an aggregate of $0.6 million of expense related to the milestone payable to JHU upon first commercial sale of INVELTYS and the annual product fee for INVELTYS under the PDUFA program. We anticipate that our selling, general and administrative expenses will increase in the future if and as we increase our administrative headcount to support our continued research activities and development of our product candidates or additional product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
KPI-121 development costs	$6,649	$5,928	$721
Employee‑related costs	5,161	5,893	(732)
Other research and development costs	2,257	1,203	1,054
Total research and development	$14,067	$13,024	$1,043

Research and development expenses were $14.1 million for the six months ended June 30, 2019 compared to $13.0 million for the six months ended June 30, 2018, representing an increase of $1.1 million. The KPI-121 development cost increased by $0.7 million, which was driven by a $4.4 million increase in KPI‑121 development costs related to STRIDE 3, which began in mid-2018 offset by a decrease of $1.0 million related to external cost for our Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following ocular surgery and a decrease of $2.7 million related to manufacturing cost of INVELTYS, which was recognized as research and development cost prior to our receipt of FDA approval. An additional increase of $1.1 million in other research and development costs was offset by a $0.7 million decrease in costs related to employees that were classified under research and development prior to regulatory approval of INVELTYS and are now classified as manufacturing employees and, are accordingly being recorded in inventory and cost of product revenues.

We expect that our research and development costs will increase if and as we advance our product candidate, KPI-121 0.25%, pursue other product candidates and conduct additional clinical trials.

Interest income

Interest income increased by $0.9 million to $1.4 million for the six months ended June 30, 2019 compared to $0.5 million for the six months ended June 30, 2018. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The increase was attributable to a higher interest rate on a higher average cash balance during the six months ended June 30, 2019.

Interest expense

We incurred interest expense of $4.2 million for the six months ended June 30, 2019, compared to $0.8 million for the six months ended June 30, 2018, representing an increase of $3.4 million. Interest expense is comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our 2014 Debt Facility, during the six months ended June 30, 2018 and with our Athyrium Credit Facility during the six months ended June 30, 2019. The increase was primarily due to the higher outstanding balance, which increased in October 2018 from $20.0 million under our 2014 Debt Facility to $75.0 million under the Athyrium Credit Facility, which remained outstanding during the six months ended June 30, 2019.

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

In connection with the filing of the Shelf Registration, we entered into a sales agreement with Jefferies, LLC pursuant to which we may issue and sell, from time to time, up to an aggregate of $50.0 million of our common stock in an ATM Offering, through Jefferies, LLC, as sales agent. During the fourth quarter of 2018, we issued an aggregate of 518,135 shares of our common stock under the ATM Offering resulting in net proceeds to us of approximately $4.6 million.

Cash Flows

As of June 30, 2019, we had $118.0 million in cash on hand and $75.0 million in indebtedness. The following table summarizes our sources and uses of cash for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(51,596)	$(21,919)
Net cash used in investing activities	(943)	(541)
Net cash provided by financing activities	19	1,144
Decrease in cash and restricted cash	$(52,520)	$(21,316)

Net Cash Used in Operating Activities

During the six months ended June 30, 2018, our cash used in operating activities was primarily due to our net loss of $25.9 million primarily consisting of $13.0 million of research and development costs, $12.6 million of general and administrative costs and $0.3 million in other expenses partially offset by non-cash charges of $4.6 million, consisting primarily of $4.2 million in stock-based compensation. Net cash used by changes in our operating assets and liabilities primarily consisted of a $1.5 million decrease in accrued expenses due primarily to the decrease in external costs associated with our two Phase 3 clinical trials of KPI‑121 0.25% for the treatment of dry eye disease and a $0.2 million decrease in lease liabilities. These decreases were partially offset by a $1.1 million increase in accounts payable.

During the six months ended June 30, 2019, our cash used in operating activities was primarily due to our net loss of $49.2 million primarily consisting of $35.2 million of selling, general and administrative costs and $14.0 million of research and development costs partially offset by non-cash charges of $6.8 million, consisting primarily of $5.1 million in stock-based compensation. Net cash used by changes in our operating assets and liabilities primarily consisted of a $5.6 million increase in accounts receivable driven by sales of INVELTYS and a $4.0 million increase in inventory due to increase in manufacturing activity for INVELTYS, which were offset by a $0.4 million decrease in other prepaid and accounts payable balances.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2018 consisting of purchases of property and equipment, primarily equipment and software.

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2019 consisting primarily of purchases of furniture and fixtures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2018, consisting of $2.7 million of proceeds from our 2014 Debt Facility, net of debt issuance costs, offset by principal payments on our venture debt of $1.7 million and $83,000 in proceeds from the exercise of stock options.

Net cash provided by financing activities was $19,000 for the six months ended June 30, 2019, consisting of $39,000 of proceeds from the exercise of stock options, offset by $20,000 of principal payments on our finance lease obligation.

Funding Requirements

We anticipate that our expenses will increase substantially as compared to prior periods with the January 2019 launch and commercialization of INVELTYS in the United States and as we seek to engage in activities to prepare for commercialization of our lead product candidate, KPI-121 0.25%, for the temporary relief of signs and symptoms of dry eye disease, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. Our license agreement with JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS and KPI‑121 0.25%, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•

continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of INVELTYS and any product candidates for which we may submit for and obtain marketing approval;

•

conduct any necessary clinical trials, including conducting our ongoing Phase 3 clinical trial, and other development activities and/or seek marketing approvals for KPI‑121 0.25% and any other product candidates;

•	pursue the clinical development of KPI‑121 for the treatment of other additional indications or for use in other patient populations or, if approved, seek to broaden the label of KPI‑121;
•	pursue the preclinical and clinical development of product candidates, including our rTKI program, for use in the treatment of retinal diseases;
•	expand our sales, marketing and distribution capabilities for our other product candidates, prior to or upon receiving marketing approval;
•	seek regulatory approval for INVELTYS and any other product candidate outside of the United States;
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

We believe that our existing cash on hand as of June 30, 2019 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through at least the third quarter of 2020, with additional cash runway expected when including revenues from INVELTYS. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

•	successful launching of INVELTYS, including by further developing our sales force, marketing and distribution capabilities;
•	achieving an adequate level of market acceptance and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for INVELTYS and any other products we commercialize;
•	obtaining marketing approval for KPI‑121 0.25% or any other product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including KPI‑121 0.25%;
•	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval;
•	hiring and building a full commercial organization required for the marketing, selling and distributing those products for which we obtain marketing approval; and
•	obtaining, maintaining and protecting our intellectual property rights.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any cash equivalents or investments as of June 30, 2019.  As of June 30, 2019, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bears interest at a fixed rate of 9.875% per annum.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management,  with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $49.2 million for the six months ended June 30, 2019 and $66.7 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $250.3 million. As we only recently launched our first product, INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1%, in January 2019, we have had limited revenues to date from product sales and have financed our operations primarily through our initial public offering, or IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings, sales under our at-the-market offering facility and to a lesser extent, payments received in connection with various feasibility studies. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercially launch our first FDA approved product, INVELTYS for the treatment of post‑operative inflammation and pain following ocular surgery. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance that we will generate any such revenue or as to the timing of any such revenue, and we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year.

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

•

conduct any necessary clinical trials, including conducting our ongoing Phase 3 clinical trial, and other development activities and/or seek marketing approvals for KPI‑121 0.25% and any other product candidates;

•	pursue the clinical development of KPI‑121 for the treatment of other additional indications or for use in other patient populations or, if approved, seek to broaden the label of KPI‑121;

•	pursue the preclinical and clinical development of product candidates, including our receptor Tyrosine Kinase Inhibitor program, or rTKI program, for use in the treatment of retinal diseases;
•	expand our sales, marketing and distribution capabilities for our other product candidates, prior to or upon receiving marketing approval;
•	seek regulatory approval for INVELTYS and any other product candidate outside of the United States;
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

We believe that our existing cash on hand as of June 30, 2019, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through at least the third quarter of 2020, with additional cash runway expected when including revenues from INVELTYS. We have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

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

We have a significant amount of indebtedness. As of June 30, 2019, we had $75.0 million of outstanding borrowings under the Athyrium Credit Facility and have the ability to draw an additional $35.0 million upon either (i) FDA approval of KPI‑121 0.25% for a dry eye indication or (ii) reaching net product revenues of INVELTYS of at least $25.0 million for the two fiscal quarter period then most recently ended, in each case on or prior to June 30, 2020. Amounts outstanding under the Athyrium Credit Facility bear interest at a rate of 9.875% per annum. The Athyrium Credit Facility provides for quarterly interest‑only payments for 48 months. Beginning on September 30, 2022, we will be required to make principal and interest payments through October 1, 2024. Our obligations under the Athyrium Credit Facility are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Athyrium Credit Facility.

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

The success of our product INVELTYS, our lead product candidate, KPI‑121 0.25%, and any other product candidates will depend on many factors, including the following:

•	successful commercialization of INVELTYS in the United States, including establishing and maintaining sales, marketing and distribution capabilities for INVELTYS;
•	acceptance of INVELTYS and, if and when approved, KPI‑121 0.25% and our other product candidates, by patients, the medical community and third‑party payors;
•	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third‑party payors, including government payors, for INVELTYS and our product candidates;
•	successfully developing and applying for and receiving marketing approvals from applicable regulatory authorities for KPI‑121 0.25% and other product candidates;
•	receiving regulatory approval of our manufacturing processes and our third‑party manufacturers’ facilities from applicable regulatory authorities;
•	expanding and maintaining a workforce of experienced scientists and others with experience in AMPPLIFY technology to continue to develop our product candidates;
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

If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.

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

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

If INVELTYS or any of our product candidates, including KPI‑121 0.25%, are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our product or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk‑benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of INVELTYS and KPI‑121 0.25% have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of KPI‑121 reported in any of our clinical trials to date. Increases in intraocular pressure, or IOP, and cataract formation are additional adverse effects associated with the use of corticosteroids. We have no clinical safety data on or patient exposure to either KPI‑121 concentration for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our product or our product candidates (including use of KPI‑121 0.25% more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our product or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our product or product candidates, if approved, at the rate we currently expect.

We may not be successful in our efforts to develop product candidates based on our AMPPLIFY technology or expand the use of our AMPPLIFY technology for treating additional diseases and conditions.

We are currently directing a significant portion of our development efforts towards applying our AMPPLIFY technology to develop product candidates that are designed to diffuse through the mucus layer and enable the active drug substance to reach cells in the underlying target tissue. We have product candidates at various stages of development for treatment of eye diseases and are exploring the potential use of our AMPPLIFY technology in other diseases, including diseases of the lungs. Our existing product candidates and any other potential product candidates that we identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we develop based upon our AMPPLIFY technology, we will not be able to obtain substantial product revenues in future periods.

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

INVELTYS or any product candidate that we develop that receives marketing approval, including KPI‑121 0.25%, may fail to gain sufficient market acceptance by clinicians, patients, third‑party payors and others in the medical community. Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data we have commissioned. For example, based on a market survey we commissioned in 2018 of 100 ophthalmologists, we believe INVELTYS offers advantages over existing post‑surgical treatment options due to its AMPPLIFY technology and being the first and only twice‑daily dosing, two‑week course of treatment and safety data, including low incidence of reported IOP spikes, and efficacy data from our clinical trials. In this market survey, a majority of surveyed ophthalmologists indicated they were likely to prescribe INVELTYS. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice‑a‑day or less frequent dosing.

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

Even if we are able to successfully commercialize INVELTYS or any product candidate that we may develop, including KPI‑121 0.25%, the products may become subject to unfavorable pricing regulations, third‑party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully commercialize INVELTYS or any of our product candidates, including KPI‑121 0.25%, that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third‑party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third‑party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for INVELTYS or any product candidate that we commercialize and, even if they are available, the level of reimbursement may be limited or not satisfactory.

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

Following ocular surgery, topical steroids are commonly used to manage and prevent complications from post‑operative inflammation. The current market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, the first generic formulation of loteprednol suspension 0.05% was launched in May 2019 and Durezol is expected to lose its patent exclusivity in late 2019, which could result in a potential generic launch of this product.

There are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. Eyepoint Pharmaceutical, or Eyepoint, launched DexycuTM, an intraocular suspension of dexamethasone for the treatment of post-operative inflammation, in March 2019. Ocular Therapeutix has received FDA approval for DextenzaTM, an intracanalicular insert of dexamethasone, for the treatment of ocular pain following ophthalmic surgery. There are also a number of companies in the United States developing products and therapies in preclinical research and clinical development for the treatment of inflammation and pain following ocular surgery. In addition, there are various formulations of steroids that are produced by compounding pharmacies and that are in drop form or are injected into the eye following ocular surgery.

Current disease management approaches for dry eye disease in the United States include the following: over‑the‑counter artificial tear eye drops, which are palliative and used on an intermittent or chronic basis to provide short term symptomatic relief of dryness and irritation; devices such as the TrueTear Intranasal Tear Neurostimulator, which received marketing authorization from the FDA in April 2017; off‑label prescription drugs, including topical steroid drops and/or other similar products, which are prescribed on occasion for treatment of dry eye disease; on‑label prescription drugs, including Restasis, Xiidra and Cequa, which are the only prescription pharmaceutical products that are approved in the United States for use in patients with dry eye disease. Restasis and Cequa are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation and Xiidra is approved for treatment of the signs and symptoms of dry eye disease. Both are typically used chronically as part of the dry eye management regimen, which also includes artificial tears and other palliative therapies, such as hot compresses for the eye and lid hygiene management; and devices, such as punctal plugs that are inserted into the tear ducts to inhibit tear drainage, resulting in more moisture on the surface of the eye.

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

•	reliance on the third-party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third-party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know‑how; and
•	the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us.

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

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. We were previously required to change our third‑party manufacturer when the manufacturer was purchased by a third-party and exited the contract manufacturing business. The process of changing manufacturers can cause substantial time delays, and if we are required to change our manufacturer again in the future, it may delay our planned clinical trials or development timeline.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize INVELTYS or any of our product candidates, including KPI‑121 0.25%, for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third‑party arrangements are otherwise beneficial. We also may seek third‑party collaborators for development and commercialization of our product candidates. We may also consider potential collaborative partnership opportunities prior to initiating IND‑enabling studies on KPI‑285 or any other product candidates we develop. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our collaborators.

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

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time‑consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our products or product candidates and their uses. Thus, we do not know with certainty that INVELTYS or any of our product candidates, including KPI‑121 0.25%, or our development and commercialization thereof, do not and will not infringe or otherwise violate any third-party’s intellectual property.

If we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing, marketing and selling our products, product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology, products or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent and could be forced to indemnify our customers or collaborators. A finding of infringement could also result in an injunction that prevents us from commercializing our products or product candidates or forces us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Some of the intellectual property rights we own or have licensed have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. For example, certain aspects of our AMPPLIFY technology as well as certain aspects of our patents that use LE as an active ingredient were developed using United States government funds. As a result, the United States government may have certain rights to intellectual property embodied in our current or future products and product candidates based on our AMPPLIFY technology or that use LE as an active ingredient pursuant to the Bayh‑Dole Act of 1980. These United States government rights in certain inventions developed under a government‑funded program include a non‑exclusive, non‑transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non‑exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march‑in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non‑U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

If we or our licensors fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel which could have a material adverse effect on our competitive business position and prospects. Such intellectual property rights could be awarded to a third-party, and we could be required to obtain a license from such third-party to commercialize our technology or products, which may not be available on commercially reasonable terms or at all. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

If the FDA does not conclude that KPI‑121 0.25% satisfies the approval requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act, or if the requirements for KPI‑121 0.25% under Section 505(b)(2) are not as we expect, the approval for KPI‑121 0.25% may take longer, cost more and entail greater complications and risks than anticipated, and may not be achieved.

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

The time required to obtain approval outside of the United States may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our potential collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market, which could significantly and materially harm our business.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Although we maintain general liability insurance as well as workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future contractors or consultants, including any collaborator, are vulnerable to damage from cyber-attacks, computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, the commercialization of our products and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of June 30, 2019, our executive officers and directors and principal stockholders in the aggregate, owned shares representing approximately 25.9% of our capital stock. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

•	our success in launching and commercializing INVELTYS;
•	results of clinical trials of any of our product candidates, including KPI‑121 0.25%;

•	results of clinical trials of product candidates of our competitors;
•	our success in obtaining FDA approval of KPI-125 0.25%;
•	changes in the structure of healthcare payment systems;
•	our success in commercializing KPI‑121 0.25% and other product candidates, if and when approved;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	the level of expenses related to the commercial launch of INVELTYS and clinical development programs for any of our product candidates, including KPI‑121 0.25%;
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

In the past, following periods of volatility in the market price of a company’s securities, securities class‑action litigation has often been instituted against that company. We also may face securities class‑action litigation if we fail to successfully commercialize INVELTYS, or if we cannot obtain regulatory approvals for or otherwise fail to successfully commercialize KPI‑121 0.25% or our other product candidates. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

Sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 2, 2019, we had outstanding 34,006,631 shares of common stock. Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non‑affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a public float in excess of $250 million or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis.

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

In addition to the above reduced disclosure requirements applicable to emerging growth companies, as a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On April 15, 2019, we granted stock options to three new employees to purchase an aggregate of 5,500 shares of our common stock at an exercise price of $8.02 per share. On May 15, 2019, we granted stock options to three new employees to purchase an aggregate of 26,000 shares of our common stock at an exercise price of $5.94 per share. On June 14, 2019, we granted stock options to two new employees to purchase an aggregate of 31,500 shares of our common stock at an exercise price of $5.11 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with our company through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

Other than as stated above, we did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from our Public Offering of Common Stock

None.

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

KALA PHARMACEUTICALS, INC.

Dated: August 6, 2019	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 6, 2019	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)