Form 10-Q
period 2019-09-30
Kala Pharmaceuticals, Inc.
filed 2019-11-07
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 34,543,759 shares of Common Stock, $0.001 par value per share, outstanding as of November 4, 2019

PART I – FINANCIAL INFORMATION

Item  1 Financial Statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash	$97,556	$170,898
Accounts receivable, net	7,171	—
Inventory	5,557	4,095
Prepaid expenses and other current assets	2,202	2,035
Total current assets	112,486	177,028
Noncurrent assets:
Property and equipment, net	2,699	2,166
Long-term inventory	3,000	—
Right-of-use assets	30,248	29,566
Restricted cash	12,580	12,206
Total assets	$161,013	$220,966
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,162	$5,446
Accrued expenses and other current liabilities	14,555	11,101
Current portion of lease liabilities	1,279	463
Total current liabilities	17,996	17,010
Long-term liabilities:
Long-term lease liability - less current portion	29,026	28,752
Long-term debt	70,935	70,226
Total long-term liabilities	99,961	98,978
Total liabilities	117,957	115,988
Commitments and Contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 34,543,759 and 33,863,077 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	35	34
Additional paid-in capital	316,519	306,053
Accumulated deficit	(273,498)	(201,109)
Total stockholders' equity	43,056	104,978
Total liabilities and stockholders' equity	$161,013	$220,966

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Product revenues, net	$1,451	$—	$4,894	$—
Costs and expenses:
Cost of product revenues	668	—	1,261	—
Selling, general and administrative	15,280	8,469	50,523	21,102
Research and development	7,070	7,027	21,137	20,051
Total costs and expenses	23,018	15,496	72,921	41,153
Loss from operations	(21,567)	(15,496)	(68,027)	(41,153)
Other income (expense):
Interest income	571	325	1,973	848
Interest expense	(2,180)	(432)	(6,335)	(1,214)
Total other expense	(1,609)	(107)	(4,362)	(366)
Net loss	$(23,176)	$(15,603)	$(72,389)	$(41,519)
Net loss per share—basic and diluted	$(0.68)	$(0.63)	$(2.13)	$(1.69)
Weighted average shares outstanding—basic and diluted	34,168,282	24,600,080	33,977,477	24,570,081

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended September 30, 2018
Balance as of June 30, 2018	24,592,274	$25	$228,355	$(160,287)	$68,093
Exercise of stock options	53,268	—	113	—	113
Stock-based compensation expense	—	—	2,331	—	2,331
Net loss	—	—	—	(15,603)	(15,603)
Balance as of September 30, 2018	24,645,542	$25	$230,799	$(175,890)	$54,934

Three Months Ended September 30, 2019
Balance as of June 30, 2019	33,882,967	$34	$311,354	$(250,322)	$61,066
At the market offering, net of sales agent commission of $0.1 million	532,304	1	2,129	—	2,130
Exercise of stock options	4,824	—	3	—	3
Issuance under employee stock purchase plan	123,664	—	545	—	545
Stock-based compensation expense	—	—	2,488	—	2,488
Net loss	—	—	—	(23,176)	(23,176)
Balance as of September 30, 2019	34,543,759	$35	$316,519	$(273,498)	$43,056

Nine Months Ended September 30, 2018
Balance as of December 31, 2017	24,538,309	$25	$224,025	$(134,371)	$89,679
Exercise of stock options	107,233	—	291	—	291
Stock-based compensation expense	—	—	6,483	—	6,483
Net loss	—	—	—	(41,519)	(41,519)
Balance as of September 30, 2018	24,645,542	$25	$230,799	$(175,890)	$54,934

Nine Months Ended September 30, 2019
Balance as of December 31, 2018	33,863,077	$34	$306,053	$(201,109)	$104,978
At the market offering, net of sales agent commission of $0.1 million	532,304	1	2,129		2,130
Exercise of stock options	24,714	—	42	—	42
Issuance under employee stock purchase plan	123,664	—	545	—	545
Stock-based compensation expense	—	—	7,750	—	7,750
Net loss	—	—		(72,389)	(72,389)
Balance as of September 30, 2019	34,543,759	$35	$316,519	$(273,498)	$43,056

See accompanying notes to these unaudited condensed consolidated financial statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(72,389)	$(41,519)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	614	243
Non-cash operating lease cost	1,307	283
Amortization of debt discount and other non-cash interest	709	75
Stock-based compensation	7,666	6,417
Loss on disposal of fixed asset	—	9
Change in operating assets and liabilities:
Accounts receivable	(7,171)	—
Prepaid expenses and other current assets	(167)	(3,350)
Inventory	(4,379)	(910)
Accounts payable	(3,284)	(220)
Accrued expenses	3,454	1,143
Lease liabilities and other long-term liabilities	(868)	(303)
Net cash used in operating activities	(74,508)	(38,132)
Cash flows from investing activities:
Purchases of property and equipment	(1,147)	(668)
Net cash used in investing activities	(1,147)	(668)
Cash flows from financing activities:
Proceeds from venture debt, net of debt issuance costs of $50	—	2,728
Payment of principal and prepayment penalty on venture debt	—	(1,667)
Payment of principal on finance lease	(30)	—
Payment of deferred offering costs	—	(163)
Proceeds from common stock offerings, net of offering cost	2,130	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	587	291
Net cash provided by financing activities	2,687	1,189
Net decrease in cash and restricted cash:	(72,968)	(37,611)
Cash and restricted cash at beginning of period	183,104	114,699
Cash and restricted cash at end of period	110,136	77,088
Reconciliation of cash and restricted cash:
Cash and restricted cash at end of period	110,136	77,088
Less restricted cash	(12,580)	(2,178)
Cash at end of period	$97,556	$74,910
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for finance lease obligation	$136	$—
Purchases of property and equipment in accounts payable	—	110

Supplemental disclosure:
Cash paid for interest	$5,626	$1,138
Right-of-use assets obtained in exchange of operating lease obligations	1,852	—

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business— Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the development and commercialization of therapeutics using its AMPPLIFYTM mucus-penetrating particle (“MPP”) Drug Delivery Technology, with an initial focus on the treatment of eye diseases. The Company has applied the AMPPLIFY technology to loteprednol etabonate (“LE”), a corticosteroid designed for ocular applications, resulting in the U.S. Food and Drug Administration’s (the “FDA”) approval of INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1% as the first and only topical twice-daily ocular corticosteroid for treatment of post-operative inflammation and pain following ocular surgery, and the development of its lead product candidate, KPI-121 0.25%, which we plan to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the temporary relief of the signs and symptoms of dry eye disease. On October 16, 2018, the Company submitted a New Drug Application (“NDA”) to the FDA for EYSUVIS. On August 8, 2019, the Company announced that it received a complete response letter (“CRL”) from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, the Company initiated an additional Phase 3 clinical trial (“STRIDE 3”) (STRIDE- Short Term Relief In  Dry Eye), in the third quarter of 2018, which the Company expects will serve as the basis for its response to the CRL. The Company is targeting topline data for STRIDE 3 in the first quarter of 2020. The Company is evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. The Company is also evaluating compounds in its receptor Tyrosine Kinase Inhibitor program (the “rTKI program”), that inhibit the vascular endothelial growth factor (“VEGF”), pathway, for the potential treatment of a number of retinal diseases.

In January 2019, the Company launched its first commercial product, INVELTYS, in the United States. The Company is currently engaged in the commercialization of INVELTYS, research and development activities, raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high‑risk, research and development of pharmaceutical product candidates and launching a product for the first time. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to raise additional capital in order to fund ongoing and future research and development, obtain regulatory approval of its product candidates, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of September 30, 2019, the Company had an accumulated deficit of $273.5 million. The Company has generated only limited revenues to date from product sales and has financed operations primarily through proceeds from its initial public offering of common stock (“IPO”), private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants, public common stock offerings and sales of its common stock under its at-the-market offering facility. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and commercialize INVELTYS. The Company expects to continue to incur significant expenses and operating losses over the next several years. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company believes that its existing cash on hand as of September 30, 2019, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the period ended September 30, 2019 other than those noted below.

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

The goods promised in the Company’s product sales contracts represent a single performance obligation; as the promise to transfer the individual products to the Customer is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company recognizes revenue from product sales at the point the Customer obtains control of the product, which occurs upon delivery. The transaction price (“net sales price”) that is recognized as revenue for product sales includes the selling price to the Customer and an estimate of variable consideration. Components of variable consideration include prompt pay and other discounts, product returns, government rebates, third-party payor rebates, coverage gap rebates, incentives such as patient co-pay assistance, and other fees paid to Customers where a distinct good or service is not received. Variable consideration is recorded on the consolidated balance sheet as either a reduction of accounts receivable, if payable to a Customer, or as a current liability, if payable to a third-party other than a Customer. The Company considers all relevant information when estimating variable consideration such as assessment of its current and anticipated sales and demand forecasts, information from third parties regarding the payor mix for products, information from third parties regarding the units remaining in the distribution channel, specific known market events and trends, industry data and current contractual and statutory requirements that are reasonably available. The Company includes estimated amounts in the net sales price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Product revenues, net for the three months ended September 30, 2019 includes an adjustment to decrease net revenue by $0.6 million as a result of an adjustment to the estimated number of prescriptions reported by our third-party data provider for the first two quarters of 2019, which resulted in a change in the estimated payor mix for INVELTYS.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Co-pay Assistance Program

The Company offers a co-pay assistance program (the “co-pay program”), which is intended to provide financial assistance to patients who may or may not be covered by commercial insurance or who opt out of Medicare Part D programs. The calculation of accruals for the co-pay program is based on actual claims processed during the period as well as an estimate of the number and cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. Allowances for estimated co-pay claims are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company recorded no allowance for doubtful accounts as of September 30, 2019. The Company recorded an allowance of approximately $1.1 million for expected sales discounts, related to prompt pay discounts and contractual fee for service arrangements, to wholesalers and distributors as of September 30, 2019.

Cost of Product Revenues

The cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, spoilage and other manufacturing overhead costs. The Company expenses costs of product revenues related to product candidates as research and development expenses prior to regulatory approval in the respective territory. The Company received U.S. regulatory approval for INVELTYS on August 22, 2018.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement  (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The Company is evaluating the effect of this new guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15,  Intangibles - Goodwill and Other - Internal-Use Software -Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Current inventory and long-term inventory consist of the following (in thousands):

	September 30,	December 31,
	2019	2018

Raw materials	$690	$350
Work in progress	5,186	3,357
Finished goods	2,681	388
Total inventory	$8,557	$4,095

As of September 30, 2019, the Company had $5.6 million of current inventory and $3.0 million of long-term inventory.

4. ACCRUED EXPENSES

	September 30,	December 31,
	2019	2018

Compensation and benefits	$5,267	$5,352
Accrued revenue reserves (1)	5,408	—
Development costs	1,286	1,223
Professional services	678	1,019
Commercial cost	749	1,722
Contract manufacturing	704	434
Payable related to construction of facility	—	1,026
Other	463	325
Accrued expenses	$14,555	$11,101

(1) As of September 30, 2019, $0.9 million of additional revenue reserves were in accounts payable.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LEASES

Operating leases

The Company entered into a three‑year lease agreement for its former headquarters (the “Waltham Lease”) on September 30, 2013, with a commencement date of February 1, 2014. On June 30, 2016, the lease was amended to extend the term from January 31, 2017 to January 31, 2019. In connection with the lease agreement, the Company issued a letter of credit to the landlord for $0.1 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which was reported as restricted cash as of December 31, 2018. Upon the expiration of the lease term on January 31, 2019, the deposit was returned. With the adoption of ASU 2016-02, Leases, the Company has recorded a right-of-use asset and corresponding lease liability as of December 31, 2018.

On March 15, 2018, the Company entered into a lease agreement with Duffy Associates, LLC for the lease of a portion of the building located at 465 Waverley Oaks Road, Suite 301, Waltham, Massachusetts (the “Waverley Oaks Lease”). The term of the Waverley Oaks Lease was one-year, and as a result, a right-of-use asset and corresponding lease liability was not recorded.

On February 28, 2018, the Company entered into a lease agreement with 480 Arsenal Group LLC for the lease of a portion of the building located at 490 Arsenal Way, Watertown, Massachusetts (the “Watertown Lease”) to be used as its new corporate headquarters. The Company recognized the right-of-use asset and corresponding lease liability on November 15, 2018, by calculating the present value of lease payments, discounted at 9.9%, the Company’s estimated incremental borrowing rate, over the 13-year expected term.

In connection with the Watertown Lease, the Company issued a letter of credit to the landlord for $2.0 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of September 30, 2019 and December 31, 2018.

For the nine months ended September 30, 2019, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes was $0.9 million. The remaining lease term was 12.1 years as of September 30, 2019.

Vehicle Fleet lease

During the nine months ended September 30, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it currently leases approximately 65 vehicles. In connection with the Vehicle Fleet Lease, the company issued a letter of credit for $0.5 million, which was reported as restricted cash on the balance sheet. The lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019. As of September 30, 2019, the remaining lease term was 2.4 years.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease cost
Operating lease cost	$1,185	$99	$3,428	$296
Short-term lease cost	—	55	—	117
Total lease cost	$1,185	$154	$3,428	$413

Operating cash outflows from operating leases	$1,443	$103	$3,097	$307

Future minimum commitments due under the Company’s lease agreements as of September 30, 2019 were as follows (in thousands):

Years Ending December 31,	Operating Lease Obligations (1)	Finance Lease Obligation (2)	Total
2019 (remaining three months)	$1,025	$11	$1,036
2020	4,141	41	4,182
2021	4,233	41	4,274
2022	4,021	41	4,062
2023	3,960	—	3,960
Thereafter	35,415	—	35,415
Present value adjustment	(22,601)	(23)	(22,624)
Present value of lease payments	$30,194	$111	$30,305

(1)	Future minimum lease payments under the Company’s Watertown Lease and its Vehicle Fleet Lease.
(2)	Future minimum lease payments under the Company’s finance lease obligation.

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

The unpaid principal balance under the 2014 Debt Facility was $20.0 million as of September 30, 2018. The unamortized discount was $0.2 million as of September 30, 2018. During the three months ended September 30, 2018, the Company recognized contractual coupon interest expense of $0.4 million. During the nine months ended September 30, 2018, the Company recognized interest expense of $1.2 million which consisted of amortization of the debt discount of $0.1 million and the contractual coupon interest expense of $1.1 million. On October 1, 2018, the Company repaid the outstanding principal balance under the 2014 Debt Facility of $20.0 million. In connection with the repayment of the 2014 Debt Facility, the Company paid a prepayment fee of $0.2 million.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Athyrium Credit Facility

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”), with Athyrium Opportunities III Acquisition LP (“Athyrium”) for up to $110.0 million. The Athyrium Credit Facility provides for a Term Loan A in the aggregate principal amount of $75.0 million (the “Term Loan A”), and a Term Loan B in the aggregate principal amount of $35.0 million (the “Term Loan B”). On October 1, 2018, the Company borrowed the entire principal amount of the Term Loan A. The Company may draw down the Term Loan B upon either (i) FDA approval of EYSUVIS for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020. The maturity date of the Athyrium Credit Facility is October 1, 2024.

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

The Athyrium Credit Facility includes features requiring (1) additional interest rate upon an event of default accrued at an additional 3%, or a total interest rate of 12.875%, and (2) the lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimus value as of September 30, 2019. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the consolidated statements of operations.

The Athyrium Credit Facility is secured by a pledge of substantially all of the Company’s assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability to, among other things, incur and prepay additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, change in the nature of business, enter into sale and leaseback transactions, make distributions, and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Athyrium Credit Facility also contains a financial covenant requiring the Company to maintain at least $10.0 million of cash and cash equivalents. As a result of this financial covenant, the Company has recorded $10.0 million as restricted cash as of September 30, 2019 and December 31, 2018.

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

In addition, the Company paid certain fees to Athyrium and other third-party service providers in the aggregate amount of $3.0 million. These fees paid to Athyrium were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost, respectively, in the aggregate amount of $3.0 million. These costs, along with the fair value of the Warrant of $1.9 million are being amortized using the effective interest method over the term of the Athyrium Credit Facility. The amortization of debt discount and debt issuance cost is included in interest expense within the Condensed Consolidated Statements of Operations. As of September 30, 2019, the effective interest rate was 11.63%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs. During the three months ended September 30, 2019, the Company recognized interest expense of $2.1 million which consisted of amortization of the debt discount of $0.2 million, and the contractual coupon interest expense of $1.9 million. During the nine months ended September 30, 2019, the Company recognized interest expense of $6.2 million which consisted of amortization of the debt discount of $0.6 million, and the contractual coupon interest expense of $5.6 million.

The components of the carrying value of the debt as of September 30, 2019, and December 31, 2018 are detailed below (in thousands):

	September 30,	December 31,
	2019	2018
Principal loan balance	$75,000	$75,000
Unamortized debt discount and issuance cost	(4,211)	(4,806)
Cumulative accretion of exit fee	146	32
Long-term debt, net	$70,935	$70,226

The annual principal payments due under the Athyrium Credit Facility as of September 30, 2019 were as follows (in thousands):

Years Ending December 31,
2019 (remaining three months)	—
2020	—
2021	—
2022	16,665
2023	33,330
Thereafter	25,005
Total	$75,000

7. WARRANTS

The Company issued warrants in connection with debt transactions that were completed prior to 2017. Upon the completion of the IPO, the Company’s then outstanding warrants to purchase preferred stock converted into warrants to

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase common stock. The Company also issued the Warrant to purchase common stock in connection with the Athyrium Credit Facility, described further in Note 6.

The following table summarizes the common stock warrants outstanding as of September 30, 2019 and December 31, 2018, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	September 30,	December 31,
Issued	Price	Date	From	2019	2018
2013	$7.50	April 2021	July 2017	82,816	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
2018	$12.18	October 2025	(1)	—	—
				297,988	297,988

(1)	As of September 30, 2019 and December 31, 2018, warrants outstanding to acquire 86,175 shares of common stock are not exercisable and are only exercisable upon draw down of the Term Loan B.

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

In connection with the filing of the Shelf Registration, the Company entered into a sales agreement with Jefferies, LLC (the “Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $50.0 million of its common stock in an at-the-market equity offering (“ATM Offering”) through Jefferies, LLC, as sales agent. During the fourth quarter of 2018, the Company issued an aggregate of 518,135 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of $4.6 million. During the third quarter of 2019, the Company issued an aggregate of 532,304 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of $2.1 million.

As of September 30, 2019, excluding the funds designated to be offered under the Company’s ATM Offering, there was approximately $128.8 million of securities available to be issued under the Shelf Registration.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK‑BASED COMPENSATION

Stock Incentive Plans—In December 2009, the Board of Directors (the “Board”) adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors.

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective. The 2017 Plan was established to provide equity-based ownership opportunities for employees, officers, directors, consultants, and advisors. As of September 30, 2019, there were 665,522 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the prior plan, up to an additional 2,538,468 shares, which is the number of shares issuable pursuant to outstanding awards granted under the prior plan.

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

In the past, the Company had granted stock options which contain performance‑based vesting criteria. These criteria were milestone events that were specific to the Company’s corporate goals. Stock‑based compensation expense associated with performance‑based stock options is recognized if the achievement of the performance condition is considered probable using management’s best estimates. As of September 30, 2019, there were no performance-based awards outstanding.

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inducement Stock Option Awards—During the three months ended September 30, 2019 and 2018, the Company granted non-statutory stock options to purchase an aggregate of 27,000 shares and 69,500 shares of the Company’s common stock, respectively. During the nine months ended September 30, 2019 and 2018, the Company granted non-statutory stock options to purchase an aggregate of 175,500 shares and 219,500 shares of the Company’s common stock, respectively. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2017 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of option activity for employee and non‑employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding at January 1, 2019	5,111,690	$8.96	8.0	$3,771
Granted	2,116,425	5.24
Exercised	(24,714)	1.70
Forfeited	(207,632)	12.64
Outstanding at September 30, 2019	6,995,769	$7.76	7.8	$1,429
Vested or expected to vest at September 30, 2019	6,995,769	$7.76	7.8	$1,429
Options exercisable at September 30, 2019	3,683,751	$6.91	6.9	$1,365

The Company records stock‑based compensation related to stock options granted at fair value. The Company utilizes the Black‑Scholes option‑pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock‑based payment awards represent management’s best estimates.

The assumptions used in determining fair value of the stock options granted and shares purchasable under the ESPP during the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019			2018
Expected volatility	61%	–	82%	80%	–	85%
Risk-free interest rate	1.44%	–	2.58%	2.63%	–	2.96%
Expected dividend yield		0%			0%
Expected term (in years)	0.50	–	6.63	5.27	–	6.13

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended September 30, 2019 and 2018, the weighted average grant‑date fair value of options granted was $2.82 and $8.83, respectively. During the nine months ended September 30, 2019 and 2018, the weighted average grant‑date fair value of options granted was $3.70 and $9.99, respectively. The fair value is being expensed over the vesting period of the options on a straight‑line basis as the services are being provided. As of September 30, 2019, there was $20.5 million of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted‑average period of 2.46 years.

Reserved Shares—As of September 30, 2019 and December 31, 2018, the Company had reserved the following shares of common stock issuable upon exercise of rights under equity compensation plans, inducement stock option awards, and warrant rights to acquire common stock:

	September 30,	December 31,
	2019	2018

Warrant rights to acquire Common Stock	384,163	384,163
ESPP	561,971	223,341
Outstanding inducement stock option awards	673,500	498,000
2009 Plan	2,538,468	2,563,072
2017 Plan	4,485,323	3,130,910
Total	8,643,425	6,799,486

Stock-based Compensation Expenses—Stock‑based compensation expense was classified in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Cost of product revenues	$60	$–	$101	$–
Research and development	913	684	2,315	2,064
Selling, general and administrative	1,599	1,581	5,250	4,353
Total	$2,572	$2,265	$7,666	$6,417

Stock-based compensation expense for the Company’s manufacturing employees related to INVELTYS manufactured since the FDA approval of $0.01 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, has been capitalized into inventory as a component of overhead expense. Capitalized stock-based compensation is recognized as cost of product revenues when the related product is sold or expensed to selling, general and administrative expense when the related sample is issued.

10. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2019 and 2018. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its generation of limited revenue from product sales since inception and has concluded that it is more likely than not that the

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company has determined that ownership changes have occurred as of April 2016, and such changes have not materially impacted the Company’s ability to utilize its net operating loss carryforwards and research and development tax credits to offset future tax liabilities. The Company may be further limited by any changes that may have occurred or may occur subsequent to December 31, 2018.

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

As of September 30, 2019 and 2018, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and nine months ended September 30, 2019 and 2018.

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $37,500. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $0.1 million. The Company is obligated to pay JHU low single‑digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. The Company also has an obligation to pay JHU certain one‑time development and commercial milestone payments. During the nine months ended September 30, 2019 the Company paid JHU $0.3 million related to the first commercial sale milestone and royalty.

The Company recorded other expenses related to the JHU agreement of $0.1 million for each of the three months ended September 30, 2019 and 2018, respectively. The Company recorded other expenses related to the JHU agreement of $0.2 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Litigation—The Company is not currently subject to any material legal proceedings.

Other Commitments — The Company entered into a commercial supply agreement with Catalent Pharma Solutions, LLC to manufacture commercial supplies of INVELTYS and EYSUVIS, with annual minimum purchase

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements. The Company is only subject to the minimum purchase requirements for EYSUVIS upon receiving FDA approval for the product.

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

We are a biopharmaceutical company focused on the development and commercialization of therapeutics using our proprietary mucus-penetrating particle, or MPP, drug delivery technology, with an initial focus on the treatment of eye diseases. The innovative MPP technology, which we refer to as our AMPPLIFYTM technology, uses selectively‑sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in the August 2018 approval of INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1%, or INVELTYS, the first and only topical twice-a-day ocular corticosteroid for the treatment of inflammation and pain following ocular surgery, by the U.S. Food and Drug Administration, or the FDA, and the development of our lead product candidate, KPI-121 0.25%, which we plan to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the temporary relief of the signs and symptoms of dry eye disease. We commercially launched INVELTYS in January 2019.

EYSUVIS is our product candidate for patients with dry eye disease utilizing a two‑week course of therapy. In January 2018, we announced topline data from two completed Phase 3 clinical trials, which we refer to as STRIDE 1 and STRIDE 2 (STRIDE-  Short Term Relief In  Dry  Eye), evaluating the safety and efficacy of EYSUVIS versus vehicle (placebo) in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the intent to treat, or ITT, population; in addition, statistical significance was also achieved in STRIDE 1 for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort. In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia, but statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity. EYSUVIS was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment‑related adverse events observed during the course of either trial, and with elevations in interocular pressure, or IOP, in both trials similar to placebo.

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

On October 16, 2018, we submitted a New Drug Application, or NDA, to the FDA for EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. On August 8, 2019, we announced that it received a complete response letter, or CRL, from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018, which we expect will serve as the basis of our response to the CRL. We have identified key factors that contributed to the differences observed in the results from STRIDE 2 compared to those of STRIDE 1 and the Phase 2 trial, and believe that the changes made to the inclusion/exclusion criteria of STRIDE 3 based on these analyses will improve the probability of success of this trial. We are targeting topline data for STRIDE 3 in the first quarter of 2020. If approved, we believe EYSUVIS will be the ideal prescription therapy for treating dry eye flares that affect the vast majority of dry eye patients.

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

INVELTYS received FDA approval under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA, which is the pathway we plan to rely on for the approval of EYSUVIS as well. We have retained worldwide commercial rights for INVELTYS and our current product candidates. Since the FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which includes 57 territory sales managers, 7 regional sales leaders and 3 directors of national accounts. If EYSUVIS is approved, we plan to increase our sales force from 57 sales representatives to a total of 75-100 sales representatives, who will promote both EYSUVIS and INVELTYS. We expect to commercialize in the United States any of our other product candidates that receive marketing approval as well. In anticipation of the potential to commercialize our product candidates in other global markets, we are evaluating a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Since the initial public offering of our common stock, or IPO, we have financed our operations primarily through common stock offerings pursuant to our shelf registration statement on Form S-3, or Shelf Registration, and sales of our common stock under an at-the-market offerings, or the ATM Offering. We have issued an aggregate of 9,675,439 shares under our Shelf Registration, including the ATM Offerings, resulting in aggregate gross proceeds to us of $78.2 million. Under our Shelf Registration, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered, of up to $171.8 million, of which $50.0 million has been designated to our ATM Offering. We also have an aggregate amount of $75.0 million outstanding under our credit facility with Athyrium Opportunities III Acquisition LP, or the Athyrium Credit Facility.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $72.4 million for the nine months ended September 30, 2019 and $66.7 million for the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $273.5 million. As we commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings and sales of our common stock under our ATM Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year.

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

Our selling, general and administrative expenses will increase in the future if and as we increase our headcount to support our continued research activities and development of our product candidates, or additional product candidates, or expand our commercial infrastructure to support the commercialization of INVELTYS or of any product candidates for which we obtain marketing approval, including EYSUVIS.  In addition, we anticipate increased expenses relative to prior periods related to supporting a larger organization and increase in selling expense related to INVELTYS.

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

We expect that our research and development expenses will increase, if and as we advance our product candidates toward regulatory approval, pursue other product candidates and conduct additional clinical trials. Conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time‑consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Product revenues, net	$1,451	$—	$1,451
Costs and expenses:
Cost of product revenues	668	—	668
Selling, general and administrative	15,280	8,469	6,811
Research and development	7,070	7,027	43
Total operating expenses	23,018	15,496	7,522
Loss from operations	(21,567)	(15,496)	(6,071)
Other income (expense)
Interest income	571	325	246
Interest expense	(2,180)	(432)	(1,748)
Net loss	$(23,176)	$(15,603)	$(7,573)

Product revenues, net

Product revenues, net was $1.5 million for the three months ended September 30, 2019 and related to sales of INVELTYS, which we launched in the United States in January 2019. Included in product revenues, net for the three months ended September 30, 2019 is a $0.6 million reduction in revenue relating to the first two quarters of 2019 as a result of an adjustment to the estimated number of prescriptions reported by our third-party data provider, which resulted in a change in the estimated payor mix for INVELTYS. INVELTYS is our first product to receive regulatory approval. We expect product revenues to increase if and as we obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors.

Cost of product revenues

Cost of product revenues was $0.7 million for the three months ended September 30, 2019. We began capitalizing inventory costs for INVELTYS after receipt of FDA approval of INVELTYS on August 22, 2018. Prior to receiving FDA approval, such costs were expensed as research and development expenses. Included in the cost of product revenues for the three months ended September 30, 2019, is $0.2 million related to the write-off of certain damaged INVELTYS inventory.

Selling, general and administrative expenses

Selling, general and administrative expenses were $15.3 million for the three months ended September 30, 2019 compared to $8.5 million for the three months ended September 30, 2018, which was an increase of $6.8 million.

The increase was driven by a $4.6 million increase in employee-related costs during the three months ended September 30, 2019 due to an increase in employee headcount and merit-based pay, primarily driven by the hiring of our sales force. In addition, we incurred a $1.2 million increase in costs for sales and other activities primarily related to the support of the commercial launch of INVELTYS, a $1.2 million increase in facility costs related to our Watertown Lease, which commenced in November 2018, along with a larger allocation of our overall facility costs related to this lease, which was offset by a $0.2 million decrease in costs associated with legal, accounting and finance. We anticipate that our selling, general and administrative expenses will increase in the future if and as we increase our administrative headcount to support our continued research activities and seek marketing approval for our product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
KPI-121 development costs	$3,061	$3,402	$(341)
Employee‑related costs	3,023	3,179	(156)
Other research and development costs	986	446	540
Total research and development	$7,070	$7,027	$43

Research and development expenses were $7.1 million for the three months ended September 30, 2019 consistent with the three months ended September 30, 2018. Other research and development costs increased $0.5 million, primarily due to our new Watertown location in 2019. Other research and development costs include facility related costs, pre-clinical studies, certain medical affairs and associated regulatory costs. Offsetting the increase in other research and development costs was a $0.3 million decrease in KPI-121 development costs, and a $0.2 million decrease in costs related to employees that were classified under research and development prior to regulatory approval of INVELTYS and are now classified as manufacturing employees and, are accordingly being recorded in inventory and cost of product revenues. We expect that our research and development expense will increase if and as we advance our product candidates and conduct additional clinical trials.

Interest income

Interest income increased by $0.3 million to $0.6 million for the three months ended September 30, 2019 compared to $0.3 million for the three months ended September 30, 2018. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The increase was attributable to a higher interest rate on a higher average cash balance during the three months ended September 30, 2019.

Interest expense

We incurred interest expense of $2.2 million for the three months ended September 30, 2019, compared to $0.4 million for the three months ended September 30, 2018, which represented an increase of $1.8 million. Interest expense is comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our venture debt facility, which we refer to as our 2014 Debt Facility, during the three months ended September 30, 2018 and with our Athyrium Credit Facility during the three months ended September 30, 2019. The increase was primarily due to the higher outstanding debt balance, which increased in October 2018 from $20.0 million under our 2014 Debt Facility to $75.0 million under the Athyrium Credit Facility, and remained outstanding during the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Revenue	$4,894	$—	$4,894
Operating expenses:
Cost of product revenues	1,261	—	1,261
Selling, general and administrative	50,523	21,102	29,421
Research and development	21,137	20,051	1,086
Total costs and expenses	72,921	41,153	31,768
Loss from operations	(68,027)	(41,153)	(26,874)
Other income (expense)
Interest income	1,973	848	1,125
Interest expense	(6,335)	(1,214)	(5,121)
Net loss	$(72,389)	$(41,519)	$(30,870)

Product revenues, net

Product revenues, net was $4.9 million for the nine months ended September 30, 2019 and related to sales of INVELTYS, which we launched in the United States in January 2019. INVELTYS is our first product to receive regulatory approval. We did not generate any revenues from product sales prior to the nine months ended September 30, 2019. We expect product revenues to increase if and as we obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors.

Cost of product revenues

Cost of product revenues was $1.3 million for the nine months ended September 30, 2019. We began capitalizing inventory costs for INVELTYS after receipt of FDA approval of INVELTYS on August 22, 2018. Prior to receiving FDA approval, such costs were expensed as research and development expenses. Included in the cost of product revenues for the nine months ended September 30, 2019, is $0.2 million related to the write-off of certain damaged INVELTYS inventory.

Selling, general and administrative expenses

Selling, general and administrative expenses were $50.5 million for the nine months ended September 30, 2019 compared to $21.1 million for the nine months ended September 30, 2018, which was an increase of $29.4 million.

The increase was driven by a $17.1 million increase in employee-related costs during the nine months ended September 30, 2019 comprised of a $16.2 million increase in expenses from an increase in employee headcount and merit-based pay, primarily driven by the hiring of our sales force and a $0.9 million increase in stock compensation expenses primarily related to stock options issued to our sales force. In addition, we incurred a $8.7 million increase in costs for sales and marketing and other activities primarily related to the support of the commercial launch of INVELTYS, a $0.2 million increase in costs associated with legal, accounting and finance, a $2.8 million increase in facilities costs related to our Watertown Lease, which commenced in November 2018, along with a larger allocation of our overall facility costs related to this lease and an aggregate of $0.6 million of expense related to the milestone payable to JHU upon first commercial sale of INVELTYS and the annual product fee for INVELTYS under the PDUFA program. We anticipate that our selling, general and administrative expenses will increase in the future if and as we increase our administrative headcount to support our continued research activities and seek marketing approval for our product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
KPI-121 development costs	$9,710	$10,020	$(310)
Employee‑related costs	8,788	9,071	(283)
Other research and development costs	2,639	960	1,679
Total research and development	$21,137	$20,051	$1,086

Research and development expenses were $21.1 million for the nine months ended September 30, 2019 compared to $20.0 million for the nine months ended September 30, 2018, representing an increase of $1.1 million.  The increase in research and development expenses for the nine months ended September 30, 2019 was primarily due to an increase in other research and development costs of $1.7 million, primarily related to our new Watertown location in 2019. Partially offsetting the increase in other research and development costs was a $0.3 million decrease in costs related to employees that were classified under research and development prior to regulatory approval of INVELTYS and are now classified as manufacturing employees and, are accordingly being recorded in inventory and cost of product revenues. Also partially offsetting the increase in other research and development costs was a $0.3 million decrease in KPI-121 development costs driven by a decrease in the manufacturing cost of INVELTYS, which was also recognized as research and development cost prior to FDA approval, and a decrease related to our external cost for our Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following ocular surgery. These KPI-121 development cost expense decreases were primarily offset by an increase in development costs related to STRIDE 3, which began in the third quarter of 2018. We expect that our research and development costs will increase if and as we advance our product candidates and conduct additional clinical trials.

Interest income

Interest income increased by $1.1 million to $2.0 million for the nine months ended September 30, 2019 compared to $0.9 million for the nine months ended September 30, 2018. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The increase was attributable to a higher interest rate on a higher average cash balance during the nine months ended September 30, 2019.

Interest expense

We incurred interest expense of $6.3 million for the nine months ended September 30, 2019, compared to $1.2 million for the nine months ended September 30, 2018, representing an increase of $5.1 million. Interest expense is comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our 2014 Debt Facility, during the nine months ended September 30, 2018 and with our Athyrium Credit Facility during the nine months ended September 30, 2019. The increase was primarily due to the higher outstanding balance, which increased in October 2018 from $20.0 million under our 2014 Debt Facility to $75.0 million under the Athyrium Credit Facility, which remained outstanding during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, we have had limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings and sales of our common stock under our ATM Offering.

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

On August 9, 2018, we filed a Shelf Registration with the SEC, which was declared effective on August 27, 2018. Under the Shelf Registration, we may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the Shelf Registration becoming effective. Under the Shelf Registration, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. We have designated $50.0 million of our Shelf Registration to be offered under our ATM Offering. As of September 30, 2019, excluding the funds designated to be offered under our ATM Offering, there was approximately $128.8 million of securities available to be issued under our Shelf Registration.

On October 1, 2018, we entered into the Athyrium Credit Facility for up to $110 million. The Athyrium Credit Facility provides for a Term Loan A in the aggregate principal amount of $75.0 million, or Term Loan A, and a Term Loan B in the aggregate principal amount of $35.0 million, or Term Loan B. On October 1, 2018, we borrowed the entire principal amount of the Term Loan A. We may draw down the Term Loan B upon either (i) FDA approval of EYSUVIS for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020. The maturity date of the Athyrium Credit Facility is October 1, 2024. The Term Loan A bears interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The unpaid principal amount of the Term Loan A is due and payable in quarterly installments starting at the end of the fourth anniversary of the loan.

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

In connection with the filing of the Shelf Registration, we entered into a sales agreement with Jefferies, LLC pursuant to which we may issue and sell, from time to time, up to an aggregate of $50.0 million of our common stock in an ATM Offering, through Jefferies, LLC, as sales agent. During the fourth quarter of 2018, we issued an aggregate of 518,135 shares of our common stock under the ATM Offering resulting in net proceeds to us of approximately $4.6 million. During the third quarter of 2019, we issued and an aggregate of 532,304 shares of our common stock under the ATM Offering, resulting in net proceeds to us of approximately $2.1 million. As of September 30, 2019, there was approximately $42.9 million of common stock remaining under the ATM Offering that we may issue and sell in the future.

Cash Flows

As of September 30, 2019, we had $97.6 million in cash on hand and $75.0 million in indebtedness. The following table summarizes our sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(74,508)	$(38,132)
Net cash used in investing activities	(1,147)	(668)
Net cash provided by financing activities	2,687	1,189
Decrease in cash and restricted cash	$(72,968)	$(37,611)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2018, our cash used in operating activities was primarily due to our net loss of $41.5 million primarily consisting of $20.0 million of research and development costs and $21.1 million of general and administrative costs partially offset by non-cash charges of $7.0 million, consisting primarily of $6.4 million in stock-based compensation, $0.3 million in amortization of a right of use asset, $ 0.2 million in depreciation and $0.1 million in amortization of debt discount. Net cash used by changes in our operating assets and liabilities primarily consisted of a $3.3 million increase in prepaid expenses due to fees paid for the EYSUVIS NDA, a $0.3 million decrease in lease liability, a $1.0 million increase in inventory related to INVELTYS, partially offset by a $1.0 million increase in accounts payable and accrued expenses primarily due to the decrease in external costs associated with our two Phase 3 clinical trials of EYSUVIS for the treatment of dry eye disease.

During the nine months ended September 30, 2019, our cash used in operating activities was primarily due to our net loss of $72.4 million primarily consisting of $50.5 million of selling, general and administrative costs and $21.1 million of research and development costs, partially offset by non-cash charges of $10.3 million, consisting primarily of $7.7 million in stock-based compensation. Net cash used by changes in our operating assets and liabilities primarily consisted of a $7.2 million increase in accounts receivable driven by sales of INVELTYS and a $4.4 million increase in inventory due to increase in manufacturing activity for INVELTYS.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2018, consisting primarily of purchases of equipment and software.

Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2019 consisting primarily of purchases of furniture and fixtures.

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

Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2019, consisting of $2.1 million of net proceeds from the sale of shares of our common stock under the ATM Offering during the three months ended September 30, 2019, and $0.6 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to prepare for commercialization of our lead product candidate, EYSUVIS, for the temporary relief of signs and symptoms of dry eye disease, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. Our license agreement with JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS and EYSUVIS, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•

continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of INVELTYS and any product candidates, including EYSUVIS, for which we may submit for and obtain marketing approval;

•

conduct any necessary clinical trials, including conducting our ongoing Phase 3 clinical trial, and other development activities and/or seek marketing approvals for EYSUVIS and any other product candidates;

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
•

continue to scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, and any of our product candidates, including EYSUVIS, for which we seek and/or obtain marketing approval;

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

We believe that our existing cash on hand as of September 30, 2019, together with projected INVELTYS revenue, will enable us to fund our operations through the next eighteen months from the date of this Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

•	we elect or are required by the FDA or non‑U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;
•	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates; or
•	there are any third‑party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property‑related claims or enforce our intellectual property rights.

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

•	successful launching of INVELTYS, including by further developing our sales force, marketing and distribution capabilities;
•	achieving an adequate level of market acceptance and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for INVELTYS and any other products we commercialize;
•	obtaining marketing approval for EYSUVIS or any other product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including EYSUVIS;
•	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval;
•	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval; and
•	obtaining, maintaining and protecting our intellectual property rights.

INVELTYS is our only product that has been approved for sale and it has only been approved in the United States. Our ability to generate revenue from operations will depend, in part, on the success of commercial sales of INVELTYS, which we commercially launched in the United States in January 2019. However, the successful commercialization of INVELTYS in the United States is subject to many risks. We are currently undertaking our first commercial launch with INVELTYS, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of INVELTYS alone will be sufficient for us to become profitable for several years, if at all.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. The lenders under our Athyrium Credit Facility are currently entitled to exercise warrants for up to 184,660 shares of common stock. If we draw down on the remaining $35.0 million of potentially available borrowings under our Athyrium Credit Facility, the lenders thereunder will be entitled to exercise warrants for up to an additional 86,175 shares of our common stock. Your ownership interest will be diluted to the extent any such warrants are exercised. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Athyrium Credit Facility may limit our ability to obtain additional debt financing. Under our Athyrium Credit Facility, we are also restricted from paying dividends on our common stock and limited with respect to certain other uses of our cash without the lenders’ consent.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any cash equivalents or investments as of September 30, 2019.  As of September 30, 2019, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bears interest at a fixed rate of 9.875% per annum.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management,  with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $72.4 million for the nine months ended September 30, 2019 and $66.7 million for the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $273.5 million. As we only recently launched our first product, INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1%, in January 2019, we have had limited revenues to date from product sales and have financed our operations primarily through proceeds from our initial public offering, or IPO, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants and public common stock offerings and sales under our at-the-market offering facility. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercially launch our first FDA approved product, INVELTYS for the treatment of post‑operative inflammation and pain following ocular surgery. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year.

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to prepare for commercialization of our lead product candidate, KPI 121 0.25%, which we plan to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the temporary relief of signs and symptoms of dry eye disease, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. Our license agreement with The Johns Hopkins University, or JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS and EYSUVIS, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•

continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of INVELTYS and any product candidates, including EYSUVIS, for which we may submit for and obtain marketing approval;

•

conduct any necessary clinical trials, including conducting our ongoing Phase 3 clinical trial, and other development activities and/or seek marketing approvals for EYSUVIS and any other product candidates;

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
•

continue to scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, and any of our product candidates, including EYSUVIS, for which we seek and/or obtain marketing approval;

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

•	we elect or are required by the FDA or non‑U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;
•	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates; or
•	there are any third‑party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property‑related claims or enforce our intellectual property rights.

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

•	successful launching of INVELTYS, including by further developing our sales force, marketing and distribution capabilities;
•	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for INVELTYS and any other products we commercialize;
•	obtaining marketing approval for EYSUVIS or any other product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including EYSUVIS;
•	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval;

•	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval; and
•	obtaining, maintaining and protecting our intellectual property rights.

INVELTYS is our only product that has been approved for sale and it has only been approved in the United States. Our ability to generate revenue from operations will depend, in part, on the success of commercial sales of INVELTYS, which we commercially launched in the United States in January 2019. However, the successful commercialization of INVELTYS in the United States is subject to many risks. We are currently undertaking our first commercial launch with INVELTYS, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of INVELTYS alone will be sufficient for us to become profitable for several years, if at all.

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

We are an early‑stage commercial company. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing INVELTYS and our product candidates, including EYSUVIS, and preparing for and commercially launching INVELTYS. We are in the early stages of the process of transitioning from a company solely with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We only recently launched INVELTYS and are still in the process of executing our commercial launch plan, have no history of commercializing products, and, to date, have not generated significant revenue from the sale of INVELTYS. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating and commercialization history.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize INVELTYS, seek marketing approval for EYSUVIS, and continue the development of and potentially seek marketing approval for other product candidates. Our expenses may increase substantially in connection with our ongoing activities, particularly as we commercialize INVELTYS, EYSUVIS, if and when approved, and as we advance our preclinical activities and clinical trials for our product candidates. In addition, our expenses will further increase if we elect to or are required to conduct any further trials for EYSUVIS. We also expect to devote additional financial resources to conducting research and development, and potentially initiating clinical trials of, and seeking regulatory approval for, other potential product candidates, including product candidates that we may develop using our rTKI program.

Our expenses have increased relative to prior periods in connection with our launch and commercialization of INVELTYS, including costs associated with the addition of our specialty sales force and increased marketing, distribution and manufacturing capabilities. If we obtain marketing approval for EYSUVIS or any other product candidate that we develop, we may incur significant additional commercialization expenses for such product candidate. Furthermore, we will incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

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

•	the progress, costs and results of our ongoing Phase 3 trial for EYSUVIS, STRIDE 3 (STRIDE—Short Term Relief In Dry Eye);
•	the costs, timing and outcome of regulatory review of EYSUVIS, including whether any additional clinical trials or other activities are required for approval or label expansion;
•	the progress, costs and results of any clinical activities for regulatory review of INVELTYS and EYSUVIS outside of the United States;
•	the costs and timing of process development and manufacturing scale‑up activities associated with INVELTYS;
•

the costs and timing of commercialization activities for EYSUVIS if we receive marketing approval, including the costs and timing of expanding our sales force and establishing additional product sales, marketing, distribution and outsourced manufacturing capabilities;

•	the amount of revenue received from commercial sales of INVELTYS and, if approved, EYSUVIS or any other product candidates;
•	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•	the scope, progress, results and costs of any product candidates that we may derive from any other product candidates that we may develop;
•	the extent to which we in‑license or acquire rights to other products, product candidates or technologies; and
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property‑related claims.

We believe that our existing cash on hand as of September 30, 2019, together with projected INVELTYS revenue, will enable us to fund our operations through the next eighteen months from the date of this Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Conducting preclinical testing and clinical trials, seeking market approvals and commercializing products are time‑consuming, expensive and uncertain processes that take years to complete. Although we commercially launched INVELTYS in early 2019, we do not anticipate that our revenue from product sales of INVELTYS will be sufficient for us to become profitable for several years, if at all. Additionally, in August 2019, we announced that we received a complete response letter, or CRL, from the FDA regarding our new drug application, or NDA, for EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating EYSUVIS, which we expect will serve as the basis of our response to the CRL. However, we may not generate the data necessary or otherwise obtain regulatory approval to commercialize EYSUVIS. Further, we may also determine  to conduct additional Phase 3 trials for EYSUVIS or to potentially expand the label of EYSUVIS if we receive marketing approval for a narrower indication than we are targeting.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. The lenders under our credit facility with Athyrium Opportunities III Acquisition LP, or our Athyrium Credit Facility, are currently entitled to exercise warrants for up to 184,660 shares of common stock. If we draw down on the remaining $35.0 million of potentially available borrowings under our Athyrium Credit Facility, the lenders thereunder will be entitled to exercise warrants for up to an additional 86,175 shares of our common stock. Your ownership interest will be diluted to the extent any such warrants are exercised. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Athyrium Credit Facility may limit our ability to obtain additional debt financing. Under our Athyrium Credit Facility, we are also restricted from paying dividends on our common stock and limited with respect to certain other uses of our cash without the lenders’ consent.

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

We have a significant amount of indebtedness. As of September 30, 2019, we had $75.0 million of outstanding borrowings under the Athyrium Credit Facility and have the ability to draw an additional $35.0 million upon either (i) FDA approval of EYSUVIS for a dry eye indication or (ii) reaching net product revenues of INVELTYS of at least $25.0 million for the two fiscal quarter period then most recently ended, in each case on or prior to June 30, 2020. Amounts outstanding under the Athyrium Credit Facility bear interest at a rate of 9.875% per annum. The Athyrium

Credit Facility provides for quarterly interest‑only payments for 48 months. Beginning on September 30, 2022, we will be required to make principal and interest payments through October 1, 2024. Our obligations under the Athyrium Credit Facility are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Athyrium Credit Facility.

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

If our estimates or judgments relating to our critical accounting policies prove to be inaccurate or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock compensation, accrued expenses and the recoverability of our net deferred tax assets and related valuation allowance. We base our estimates and judgments on historical experience, expected future experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time or may otherwise prove to be inaccurate.  Our results of operations may be adversely affected if our estimates or assumptions change or if actual circumstances differ from those in our estimates or assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

For example, we rely on third-party data providers to collect and report estimates of prescription information and inventory levels for our revenue recognition calculations. There is a limited amount of information available to such data providers to determine the actual number of total prescriptions for prescription products during such periods. Their estimates are based on a combination of data received from pharmacies and other distributors, and historical data when actual data is unavailable. Their calculations of changes in prescription levels between periods can be significantly affected by lags in data reporting from various sources or by changes in pharmacies and other distributors providing data. Such methods can from time to time result in significant inaccuracies in information when ultimately compared with actual results. Further, data for a single and limited period may not be representative of a trend or otherwise predictive of future results.

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position, and profit.

Risks Related to Product Development

We are dependent on the success of INVELTYS and our lead product candidate, EYSUVIS. If we are unable to successfully commercialize INVELTYS or obtain marketing approval for EYSUVIS, or if we experience significant delays in doing so, or if, after obtaining marketing approval for EYSUVIS, we fail to successfully commercialize EYSUVIS, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post‑operative treatment of inflammation and pain following ocular surgery and EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully commercialize INVELTYS and to successfully obtain marketing approval for and commercialize EYSUVIS. In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating EYSUVIS, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. Based upon the recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease.  In August 2019, we announced that we received a CRL from the FDA regarding our NDA for EYSUVIS. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. We expect that STRIDE 3 will serve as the basis of our response to the CRL. However, we may not generate the data necessary to or otherwise obtain regulatory approval to commercialize EYSUVIS. We may also determine to conduct additional Phase 3 trials for EYSUVIS or to potentially expand the label of EYSUVIS if we receive marketing approval for a narrower indication than we are targeting. We cannot accurately predict when or if EYSUVIS will receive marketing approval. Our ability to generate meaningful product revenues will depend on our successful commercialization of INVELTYS and our obtaining marketing approval for, and successfully commercializing, EYSUVIS.

The success of our product INVELTYS and any other product candidates for which we receive marketing approval, including our lead product candidate, EYSUVIS, will depend on many factors, including the following:

•	successful commercialization of INVELTYS in the United States, including maintaining sales, marketing and distribution capabilities for INVELTYS;
•	acceptance of INVELTYS and, if and when approved, EYSUVIS and our other product candidates, by patients, the medical community and third‑party payors;
•	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third‑party payors, including government payors, for INVELTYS and our product candidates;
•	successfully developing and applying for and receiving marketing approvals from applicable regulatory authorities for EYSUVIS and other product candidates;

•	receiving regulatory approval of our manufacturing processes and our third‑party manufacturers’ facilities from applicable regulatory authorities;
•	maintaining a workforce of experienced scientists and others with experience in AMPPLIFY technology and eye diseases to continue to develop our product candidates;
•	leveraging our sales, marketing and distribution capabilities for EYSUVIS and expanding upon these capabilities if and when appropriate;
•

establishing additional sales, marketing and distribution capabilities for, and successfully launching commercial sales of, any other product candidates for which we obtain marketing approval, whether alone or in collaboration with others;

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize INVELTYS or our product candidates, including EYSUVIS, which would materially harm our business.

If clinical trials of EYSUVIS or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Furthermore, the failure of any product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates. For example, we previously conducted a Phase 2 clinical trial of EYSUVIS for the treatment of meibomian gland dysfunction which did not achieve its primary endpoint. The failure of this trial may have an adverse impact on the perceived safety or efficacy of EYSUVIS in treating dry eye disease or other indications or of INVELTYS.

In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating EYSUVIS, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. Based upon the recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating  for the temporary relief of the signs and symptoms of dry eye disease.  In August 2019, we announced that we received a CRL from the FDA regarding our NDA for EYSUVIS. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. We expect that STRIDE 3 will serve as the basis of our response to the CRL. However, we may not generate the data necessary to or otherwise obtain regulatory approval to commercialize EYSUVIS. We may also determine to conduct additional Phase 3 trials for EYSUVIS or to potentially expand the label of EYSUVIS if we receive marketing approval for a narrower indication than we are targeting. If the FDA determines that we have not sufficiently demonstrated efficacy for both signs and symptoms of dry eye, we may need to conduct additional clinical trials to support approval of EYSUVIS for temporary relief of signs and symptoms of dry eye disease. If we conduct additional clinical trials of EYSUVIS, our expenses will significantly increase and could delay or halt our ability to obtain marketing approval. Our Phase 3 clinical trials of EYSUVIS may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our Phase 3 clinical trials of EYSUVIS pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time‑consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

We performed additional analyses on a post‑hoc basis on the results of our completed Phase 2 clinical trial for EYSUVIS for the purpose of designing our STRIDE 1 and STRIDE 2 clinical trials for EYSUVIS. Following completion of these Phase 3 trials we conducted additional analyses on a post‑hoc basis of the data from both these Phase 3 trials and the Phase 2 clinical trial to support our NDA submission and to inform the design of our STRIDE 3 clinical trial and our development plan. We may also conduct additional post‑hoc analyses on the results of clinical trials in the future, including STRIDE 3. Post‑hoc analyses performed after unmasking trial results can result in the introduction of bias, may not be predictive of success in any future clinical trials and are given less weight by regulatory authorities than pre‑specified analyses. If we are required to conduct additional clinical trials or other testing of EYSUVIS or any other product candidate that we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize EYSUVIS or any other product candidates that we may develop, including:

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

•	we may be subject to additional post‑marketing testing requirements to maintain regulatory approval;
•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or may be delayed;
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

For example, we have experienced a delay in patient enrollment for our Phase 3 clinical trial, STRIDE 3, evaluating EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. There are a number of factors that may have impacted the delay, including increased competition for eligible patients from competitors that are developing product candidates to treat similar indications and the limited number of patients who fit the eligibility criteria for STRIDE 3. As a result of the delay, we are targeting topline data for STRIDE 3 in the first quarter of 2020 instead of the end of 2019. Our inability to locate and enroll a sufficient number of patients for our clinical trials would result in further significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development or commercialization of our product or product candidates, we may need to abandon or limit our development of such product or product candidates.

If INVELTYS or any of our product candidates, including EYSUVIS, are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our product or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk‑benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of INVELTYS and EYSUVIS have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of KPI‑121 reported in any of our clinical trials to date. Increases in intraocular pressure, or IOP, and cataract formation are additional adverse effects associated with the use of corticosteroids. We have no clinical safety data on or patient exposure to either KPI‑121 concentration for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our product or our product candidates (including use of EYSUVIS more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our product or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our product or product candidates, if approved, at the rate we currently expect.

We may not be successful in our efforts to develop product candidates based on our AMPPLIFY technology or expand the use of our AMPPLIFY technology for treating additional diseases and conditions.

We are currently directing a portion of our development efforts towards applying our AMPPLIFY technology to develop product candidates that are designed to diffuse through the mucus layer and enable the active drug substance to reach cells in the underlying target tissue. We have product candidates at various stages of development for treatment of eye diseases and may explore the potential use of our AMPPLIFY technology in other diseases. Our existing product candidates and any other potential product candidates that we identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we develop based upon our AMPPLIFY technology, we will not be able to obtain substantial product revenues in future periods.

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

Risks Related to the Commercialization of INVELTYS and our Product Candidates

INVELTYS or any of our product candidates that receives marketing approval, including EYSUVIS, may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third‑party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

INVELTYS or any product candidate that we develop that receives marketing approval, including EYSUVIS, may fail to gain sufficient market acceptance by clinicians, patients, third‑party payors and others in the medical community. Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data we have commissioned. For example, based on a market survey we commissioned in 2018 of 100 ophthalmologists, we believe INVELTYS offers advantages over existing post‑surgical treatment options due to its AMPPLIFY technology and being the first and only topical twice‑daily dosing, two‑week course of treatment and safety data, including low incidence of reported IOP spikes, and efficacy data from our clinical trials. In this market survey, a majority of surveyed ophthalmologists indicated they were likely to prescribe INVELTYS. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice‑a‑day or less frequent dosing.

While there are no drugs currently approved in the United States for the temporary relief of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over‑the‑counter artificial tears, Restasis®, Xiidra®, CequaTM and off‑label use of corticosteroids. Generic versions of Restasis are also expected to become available in the United States in 2019. Our current expectations regarding market potential for EYSUVIS are based, in part, on market research data we have commissioned. For example, based on two surveys we commissioned of 503 and 297 dry eye disease patients in 2017 and 2018, respectively, which we refer to as our patient surveys, 90% of surveyed patients reported experiencing dry eye flares, with the majority experiencing on average four days of flares six times per year, and the most common reason given by patients for discontinuing the two leading branded dry eye treatments were insufficient efficacy and side effects. However, it is possible that doctors may continue to rely on other existing treatments rather than EYSUVIS, if and when it is approved for marketing by the FDA. In addition, if generic versions of any products that compete with any of our product candidates are approved for marketing by the FDA, they would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, clinicians, patients and third‑party payors may choose to rely on such products rather than our product candidates.

Our assessment of the potential market opportunity for INVELTYS and our product candidates, including EYSUVIS, is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third‑party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third‑party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of dry eye disease in particular is difficult to precisely estimate. The results from our patient surveys may be less reflective of the dry eye disease population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third‑party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for INVELTYS or any of our product candidates, including EYSUVIS, may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If INVELTYS or any of our product candidates for which we obtain marketing approval, including EYSUVIS, do not achieve adequate levels of acceptance, formulary coverage, pricing or reimbursement, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of INVELTYS or any product candidates for which we obtain marketing approval, will depend on a number of factors, including:

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

Even if we are able to successfully commercialize INVELTYS or any product candidate that we may develop, including EYSUVIS, the products may become subject to unfavorable pricing regulations, third‑party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully commercialize INVELTYS or any of our product candidates, including EYSUVIS, that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third‑party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third‑party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for INVELTYS or any product candidate that we commercialize and, even if they are available, the level of reimbursement may be limited or not satisfactory.

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

There can be no assurance that INVELTYS or our product candidates, including EYSUVIS, even if such product candidates are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication or cost‑effective by third‑party payors, or that coverage and an adequate level of reimbursement will be available or that third‑party payors’ reimbursement policies will not adversely affect our ability to sell INVELTYS or our product candidates profitably.

If we are unable to maintain our sales, marketing and distribution capabilities, establish additional capabilities if and when necessary, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing INVELTYS or any of our product candidates that we may develop if and when they are approved.

We have only recently established a sales and marketing infrastructure for our commercial launch of INVELTYS, our first product, and have no prior experience in the sales, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we obtained marketing approval, we may need to establish additional sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

We recently completed the buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS and may need to expand that infrastructure to market any of our product candidates that we develop in the United States, if and when such product candidates are approved.  For example, if EYSUVIS is approved, we plan to increase our sales force from 57 sales representatives to a total of 75-100 sales representatives, who will promote both EYSUVIS and INVELTYS. There are risks involved with establishing, maintaining and expanding our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any future product launch. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our product candidates for which we establish additional commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize INVELTYS or any product candidates for which we receive marketing approval, including EYSUVIS, on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	our ability to obtain and maintain coverage, adequate pricing, and adequate reimbursement from third‑party payors, including government payors, for INVELTYS and our product candidates;
•	the inability of sales personnel to obtain access to clinicians or persuade adequate numbers of clinicians to prescribe our products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with maintaining and expanding an independent sales, marketing and distribution organization.

While we cannot be certain when, if ever, we will seek and/or receive marketing approval to commercialize any of our product candidates outside the United States, we plan to seek marketing approval and explore commercialization of EYSUVIS in certain markets outside the United States, including the European Union, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties. Our product revenues and our profitability, if any, under any such third‑party collaboration, distribution or other marketing arrangements are likely to be lower than if we were to market, sell and distribute EYSUVIS ourselves. We may also consider seeking marketing approval outside the United States for other product candidates in the future. If we decide to seek regulatory approval for any of our product candidates outside the United States, we may need to seek additional patent approvals, seek licenses to patents held by third parties and/or face claims of infringing third‑party patent rights.

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute INVELTYS or any of our product candidates, including EYSUVIS, or we may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market INVELTYS or any of our product candidates for which we obtain marketing approval, including EYSUVIS, effectively. If we do not maintain our sales, marketing and distribution capabilities successfully, or do not establish additional capabilities if and when needed successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing INVELTYS, or any of our product candidates for which we obtain marketing approval, including EYSUVIS.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. INVELTYS, and our product candidates, including EYSUVIS, if approved, will also compete with existing branded, generic and off‑label products.

The development and commercialization of new drug products is highly competitive. We face competition with respect to INVELTYS and our product candidates, including EYSUVIS, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Current disease management approaches for dry eye disease in the United States include the following: over‑the‑counter artificial tear eye drops, which are palliative and used on an intermittent or chronic basis to provide short term symptomatic relief of dryness and irritation; devices such as the TrueTear Intranasal Tear Neurostimulator, which received marketing authorization from the FDA in April 2017; off‑label prescription drugs, including topical steroid drops and/or other similar products, which are prescribed on occasion for treatment of dry eye disease; on‑label prescription drugs, including Restasis, Xiidra and Cequa, which are the only prescription pharmaceutical products that are approved in the United States for use in patients with dry eye disease. Restasis and Cequa are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation and Xiidra is approved for treatment of the signs and symptoms of dry eye disease. Both are typically used chronically as part of the dry eye management regimen, which also includes artificial tears and other palliative therapies, such as hot compresses for the eye and lid hygiene management; and devices, such as punctal plugs that are inserted into the tear ducts to inhibit tear drainage, resulting in more moisture on the surface of the eye.  Generic versions of Restasis are also expected to become available in the United States before the end of 2019.

We are developing EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease, which may include the management of dry eye disease flares. Any product that is developed for the temporary relief of the signs and symptoms of dry eye disease could directly compete with EYSUVIS. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for EYSUVIS. These product candidates are being developed by pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Oyster Point Pharma’s OC‑01 and OC‑02, ReGenTree’s RGN‑259, Aldeyra Therapeutics’ reproxalap ophthalmic solution, Aurinia Pharmaceuticals’ voclosporin ophthalmic solution and Surface Pharmaceutical’s SURF‑100 and SURF‑200.

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

Many of the companies against which we are competing or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant  competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Given that INVELTYS and EYSUVIS utilize a known FDA‑approved corticosteroid, these products and any similar product candidates, if approved, may face competition from generic and branded versions of existing drugs based on corticosteroids that are administered in a different manner.

If our contracted manufacturing facilities experience production issues for any reason, we may be unable to manufacture commercial quantities of our product or our product candidates for a substantial amount of time, which could have a material adverse effect on our business.

We rely on third‑party contract manufacturers to manufacture commercial supplies of INVELTYS and EYSUVIS. Specifically, we rely on the following: Catalent Pharma Solutions, LLC, or Catalent, to manufacture and supply to us a minimum amount of INVELTYS and EYSUVIS for commercial use; Alliance Contract Pharma, LLC, or Alliance, for manufacturing bulk KPI‑121 concentrates; and Chemo Iberica SA, or Chemo Iberica, to manufacture and supply to us a bulk supply of loteprednol etabonate, or LE. We expect to rely on third parties to manufacture clinical supplies of any other product candidates and commercial supplies of any other products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product or our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of our product or any of our product candidates for which we obtain marketing approval, we may not be able to compete, or may be delayed in producing sufficient product or product candidates to meet our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third‑party relationship, which may not be readily available or on acceptable terms, or at all, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We currently hold $15 million in product liability insurance coverage in the aggregate, with a per incident limit of $15 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage if and as we commence commercialization of EYSUVIS or any other product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We contract with third parties for the manufacture of INVELTYS and EYSUVIS for commercialization and for clinical trials and commercialization of any of our other existing and any future product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of commercial quantities of INVELTYS and clinical or commercial quantities of EYSUVIS or any other product candidates. We rely on Catalent to manufacture and supply to us a minimum amount of INVELTYS and EYSUVIS for commercial use; Alliance for manufacturing bulk KPI‑121 concentrates, and Chemo Iberica to manufacture and supply to us a bulk supply of LE. We expect to rely on such third‑party manufacturers to manufacture commercial supplies of all of our products and clinical supplies of any other product candidates if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of INVELTYS, EYSUVIS and any other product or product candidate that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

The FDA maintains strict requirements governing the manufacturing process. When a manufacturer seeks to modify or make even seemingly minor changes to that process, the FDA may require the applicant to conduct a comparability study that evaluates the potential differences in the product resulting from the change in the manufacturing process. The FDA has issued several rounds of guidance on this point. In connection with any application for approval to market EYSUVIS or other product candidates in the United States, we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.

Reliance on third‑party manufacturers entails additional risks, including:

•

INVELTYS, EYSUVIS and any other product that we develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize INVELTYS or any of our product candidates, including EYSUVIS, for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third‑party arrangements are otherwise beneficial. We also may seek third‑party collaborators for development and commercialization of our product candidates. We may also consider potential collaborative partnership opportunities prior to initiating IND‑enabling studies on KPI‑285, our lead rTKI compound, or any other product candidates we develop. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Patent reform legislation under Leahy-Smith America Invests Act could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, Leahy‑Smith America Invents Act, or the Leahy‑Smith Act, was signed into law. The Leahy‑Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office has been developing new regulations and procedures to govern administration of the Leahy‑Smith Act, and many of the substantive changes to patent law associated with the Leahy‑Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Although it is not clear what, if any, impact the Leahy‑Smith Act will have on the operation of our business, the Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, the Leahy‑Smith Act provides a new administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, that provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower‑cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining, defending and enforcing them.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, with respect to the patent, a manufacturer of generic drugs would not have to provide advance notice to us of any Abbreviated New Drug Application filed with the FDA to obtain permission to sell a generic version of such product candidate.

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

We may be subject to a third‑party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, post‑grant review, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology, products or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our commercial success depends upon our ability to develop, manufacture, market, and sell INVELTYS and our product candidates, including EYSUVIS, and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is a considerable amount of intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, infringement litigation claims regarding our products, product candidates and technology, including claims from competitors or from non‑practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties. Such proceedings could also include contested post‑grant proceedings such as oppositions, inter partes review, reexamination, interference, or derivation proceedings before the U.S. Patent and Trademark Office or foreign patent offices.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time‑consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our products or product candidates and their uses. Thus, we do not know with certainty that INVELTYS or any of our product candidates, including EYSUVIS, or our development and commercialization thereof, do not and will not infringe or otherwise violate any third-party’s intellectual property.

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

INVELTYS, EYSUVIS and certain aspects of our AMPPLIFY technology are protected by patents exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

A substantial portion of our patent portfolio is in‑licensed. As such, we are a party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to INVELTYS and our product candidates, including EYSUVIS, and some aspects of our AMPPLIFY technology. While we control patent prosecution of the licensed patent families relating to INVELTYS and EYSUVIS, for the remainder of the patent families subject to our exclusive license agreement with JHU that relate to our AMPPLIFY technology, JHU retains control of patent prosecution. Our rights with respect to in‑licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated. We are likely to enter into additional license agreements to in‑licensed patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our products or product candidates could be materially harmed.

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

Our license agreement with JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS and our product candidates, including EYSUVIS, imposes royalty and other financial obligations on us and other substantial performance obligations. We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or product candidate that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of our products or product candidates. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Our product candidates, including EYSUVIS, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.

On August 22, 2018, we received approval from the FDA to market INVELTYS in the United States, which is our first and only product candidate to receive marketing approval. We have not received approval to market EYSUVIS or any other product candidate from regulatory authorities in any jurisdiction. In August 2019, we announced that we received a CRL from the FDA regarding our NDA for EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA.  Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018 evaluating EYSUVIS, which we expect will serve as the basis of our response to the CRL. However, we may not generate the data necessary or otherwise obtain regulatory approval to commercialize EYSUVIS.  Further, we may determine to conduct additional Phase 3 trials for EYSUVIS or to potentially expand the label of EYSUVIS if we receive marketing approval for a narrower indication than we are targeting. In addition, we may never generate the necessary data or results required to obtain regulatory approval of EYSUVIS or any other products with the market potential sufficient to enable us to achieve profitability. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals and have relied on, and expect to continue to rely on, third‑party consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that any product candidate that we develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we experience delays in obtaining approval or if we fail to obtain approval of EYSUVIS or any other product candidate that we develop, the commercial prospects for such product candidate may be harmed and our ability to generate revenues will be materially impaired.

If the FDA does not conclude that EYSUVIS satisfies the approval requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act, or if the requirements for EYSUVIS under Section 505(b)(2) are not as we expect, the approval for EYSUVIS may take longer, cost more and entail greater complications and risks than anticipated, and may not be achieved.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch‑Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for EYSUVIS by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval.

We are seeking FDA approval of EYSUVIS through the Section 505(b)(2) regulatory pathway. The FDA previously approved INVELTYS through the Section 505(b)(2) regulatory pathway. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional non‑clinical and clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for EYSUVIS, and complications and risks associated with approval of EYSUVIS, would likely substantially increase. Even if we are allowed to pursue the Section 505(b)(2) pathway to FDA approval, we cannot assure you that EYSUVIS will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2), including our NDA for EYSUVIS. In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and to mandatory delays in approval of our NDAs for up to 30 months, depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. Thus, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval of EYSUVIS.

Even if EYSUVIS is approved under Section 505(b)(2), its approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post‑marketing testing and surveillance to monitor the safety or efficacy of the products.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell INVELTYS or our product candidates, including EYSUVIS, in the European Union and many other jurisdictions, we or our potential third‑party collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. Our Phase 3 clinical trials of EYSUVIS or any other product candidate may not be sufficient to support an application for marketing approval outside the United States.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for INVELTYS or our product candidates, which could significantly and materially harm our business. The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019 (two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union) and has been extended to October 31, 2019. On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal but that has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on October 31, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Since a significant portion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. For example, the British government has begun negotiating the terms of the United Kingdom’s withdrawal from the European Union. It is unclear what impact Brexit may have, if any, on the development and commercialization of our product candidates, although the first practical effects of Brexit on healthcare were felt in November 2017 when European Union member states voted to move the EMA, the European Union’s regulatory body, from London to Amsterdam. Operations in Amsterdam commenced in March 2019, although the move itself could cause significant disruption to the regulatory approval process in Europe. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Under the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under‑staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency must identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two‑for‑one” provisions. This Executive Order included a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicated that the “two‑for‑one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two‑for‑one provisions and other previously issued executive orders relating to the review of federal regulations.  More recently, on October 9, 2019, the President issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”).  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Healthcare providers, clinicians and third‑party payors in the United States and elsewhere play a primary role in the recommendation and prescription and use of INVELTYS, and will play a primary role in the recommendation and prescription and use of any product candidates for which we obtain marketing approval. Our future arrangements with third‑party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute INVELTYS and any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, integrity obligations, and the curtailment or restructuring of our operations. Any penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from funded healthcare programs, or curtailment or restructuring of our operations could adversely affect our financial results. Our corporate compliance program is designed to ensure that we will develop, market and sell our products and product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize INVELTYS or any product candidate, including EYSUVIS, for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and have been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

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

Our operations are subject to anti‑corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act 2010, or Bribery Act, and other anti‑corruption laws that apply in countries where we do business and may do business in the future. The FCPA, Bribery Act and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, Bribery Act or local anti‑corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. If we expand our operations outside of the United States, we will need to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti‑corruption laws, including the FCPA, the Bribery Act or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA, Bribery Act and other anti‑corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the FCPA, the Bribery Act, other anti‑corruption laws or Trade Control laws by U.S., U.K. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

The 2017 comprehensive tax reform bill, or the “2017 Tax Act” could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions) received as dividends by certain U.S. corporations, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the 2017 Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the 2017 Tax Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Mark Iwicki, our President and Chief Executive Officer, Todd Bazemore, our Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Chief Medical Officer, and Hongming Chen, Sc.D., our Chief Scientific Officer, as well as the other principal members of our management, scientific, clinical and commercial teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We have expanded and may continue to expand our development, regulatory, commercial and manufacturing capabilities and are continuing to implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced and expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing and distribution. To manage our recent and potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and may further expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such growth, we may not be able to effectively manage our recently expanded operations or any future expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs and commercialization of our products.

Despite the implementation of security measures, our internal computer systems and those of our current and any future contractors or consultants, including any collaborator, are vulnerable to damage from cyber-attacks, computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber incidents or attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. System failures, accidents, cyberattacks or security breaches could cause interruptions in our operations, it could result in a material disruption of our development programs, the commercialization of our products and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy.  The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

While we have not experienced any material losses relating to cyber-attacks, we have been the subject of a successful phishing attempt. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of September 30, 2019, our executive officers and directors and principal stockholders in the aggregate, owned shares representing approximately 25.5% of our capital stock, based on the most recent institutional shareholder ownership filings with the SEC. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

•	our success in launching and commercializing INVELTYS;
•	results of clinical trials of any of our product candidates, including EYSUVIS;
•	results of clinical trials of product candidates of our competitors;
•	our success in obtaining FDA approval of KPI-125 0.25%;
•	changes in the structure of healthcare payment systems;
•	our success in commercializing EYSUVIS and other product candidates, if and when approved;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific, commercial or management personnel;
•	the level of expenses related to the commercial launch of INVELTYS and clinical development programs for any of our product candidates, including EYSUVIS;
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

In the past, following periods of volatility in the market price of a company’s securities, securities class‑action litigation has often been instituted against that company. We also may face securities class‑action litigation if we fail to successfully commercialize INVELTYS, or if we cannot obtain regulatory approvals for or otherwise fail to successfully develop or commercialize EYSUVIS or our other product candidates. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

Sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 4, 2019, we had outstanding 34,543,759 shares of common stock. Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non‑affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On August 15, 2019, we granted stock options to three new employees to purchase an aggregate of 23,000 shares of our common stock at an exercise price of $4.02 per share. On September 16, 2019, we granted stock options to one new employee to purchase 4,000 shares of our common stock at an exercise price of $4.41 per share.  These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with our company through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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

KALA PHARMACEUTICALS, INC.

Dated: November 7, 2019	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 7, 2019	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)