Form 10-K
period 2019-12-31
Kala Pharmaceuticals, Inc.
filed 2020-02-12
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38150

KALA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0604595
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

490 Arsenal Way, Suite 120
Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

(781) 996-5252
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	KALA	Nasdaq Global Select Market

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $160.1 million, based on the closing price of the registrant’s common stock on June 28, 2019.

There were 36,803,874 shares of Common Stock ($0.001 par value) outstanding as of February 10, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

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

The forward‑looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•

our commercialization efforts for INVELTYS® (loteprednol etabonate ophthalmic suspension) 1.0%, our first product which we launched in January 2019, and our plans to develop and commercialize KPI‑121 0.25%, which we plan to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, and any other product candidates, if they are approved;

•	the timing of and our ability to, obtain and maintain regulatory approvals for EYSUVIS or to submit applications for our other product candidates;
•	our estimates regarding potential future revenue from sales of INVELTYS and EYSUVIS;
•	our ability to maintain regulatory approvals for INVELTYS and EYSUVIS, if and when approved;
•	our ongoing STRIDE 3 clinical trial of EYSUVIS in patients with dry eye disease, and the expected timing for receipt of topline data;
•

our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand and anticipated revenue from product sales;

•	the potential advantages of INVELTYS and our product candidates, including EYSUVIS;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for INVELTYS and our product candidates, including EYSUVIS;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;

•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012.

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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by us and third parties as well as our estimates of potential market opportunities. Industry publications, third‑party and our own research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for INVELTYS and our product candidates, including EYSUVIS, include several key assumptions based on our industry knowledge, industry publications, third‑party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Part I

Item 1.       BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. Our innovative mucus-penetrating particle, or MPP, drug delivery technology, which we refer to as our AMPPLIFY® technology, uses selectively‑sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in the August 2018 approval of INVELTYS™ (loteprednol etabonate ophthalmic suspension) 1%, our topical twice-a-day ocular steroid for the treatment of inflammation and pain following ocular surgery, by the U.S. Food and Drug Administration, or the FDA, and the development of our lead product candidate, KPI‑121 0.25%, which if approved we plan to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the temporary relief of the signs and symptoms of dry eye disease. We commercially launched INVELTYS in January 2019.

EYSUVIS is our product candidate for patients with dry eye disease utilizing a two‑week course of therapy. In January 2018, we announced topline results from two completed Phase 3 clinical trials, which we refer to as STRIDE 1 and STRIDE 2 (STRIDE -  S hort  T erm  R elief  I n   D ry  E ye), evaluating the safety and efficacy of EYSUVIS versus vehicle (placebo) in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the intent to treat, or ITT, population; in addition, statistical significance was also achieved in STRIDE 1 for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort.  In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia, but statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity. EYSUVIS was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment‑related adverse events observed during the course of either trial, and with elevations in interocular pressure, or IOP, in both trials similar to placebo.

In October 2018, we submitted a New Drug Application, or NDA, to the FDA for EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. In August 2019, we announced that we received a complete response letter, or CRL, from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018, which we expect will serve as the basis of our response to the CRL. We have identified key factors that contributed to the differences observed in the results from STRIDE 2 compared to those of STRIDE 1 and the Phase 2 trial, and we believe that the changes made to the inclusion/exclusion criteria of STRIDE 3 based on these analyses will improve the probability of success of this trial. We are targeting topline data for STRIDE 3 in the first quarter of 2020 and resubmission of the NDA in the second quarter of 2020. If approved, we believe EYSUVIS could become the preferred first-line prescription therapy for treating dry eye flares, which affect the vast majority of dry eye patients.

INVELTYS is the first and only FDA‑approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post‑operative inflammation and pain. Other approved topical ocular corticosteroid products for this indication are dosed three or four times a day. In clinical trials, INVELTYS showed statistical significance in the primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication compared to placebo and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications compared to placebo.

We are evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the temporary relief of signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. We also are evaluating compounds in our receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating  the risk of IOP increase and cataract formation.

INVELTYS received FDA approval under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act, or the FDCA, which is the pathway we plan to rely on for the approval of EYSUVIS as well. We have retained worldwide commercial rights for INVELTYS and our current product candidates, including EYSUVIS. Since the FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which includes 57 territory sales managers, or TSMs, 7 regional sales leaders, or RSLs, and 3 directors of national accounts, or DNAs. If EYSUVIS is approved by the FDA, we plan to increase our sales force from 57 sales representatives to a total of approximately 75 to 100 sales representatives, who will promote both EYSUVIS and INVELTYS. We expect to commercialize in the United States any of our other product candidates that receive marketing approval as well. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, including the European Union, or EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

We own and/or exclusively license patents relating to INVELTYS, EYSUVIS, our other product candidates and our AMPPLIFY technology, including U.S. and foreign issued patents and pending patent applications covering KPI‑121, our rTKI program, other product candidates under development, our AMPPLIFY technology, and its ophthalmic applications. The expiration dates of issued U.S. and ex-U.S. patents covering INVELTYS and EYSUVIS are in 2033. The expiration dates of issued U.S. and ex-U.S. patents relating to our AMPPLIFY technology are in 2025 through 2036.

The following table describes the stage of each of our current programs:

Our Product

INVELTYS for Post‑Operative Inflammation and Pain

Ocular inflammation and pain are common complications following ocular surgery. According to Marketscope, a third‑party provider of market data, in 2019 there were approximately 8.6 million ocular surgeries in the United States. Tissue damage caused by ocular surgery leads to the production of prostaglandins, lipids that aid in recovery at the site of an injury, and an increase in blood flow to the affected area, which contribute to inflammation. The standard of care for post‑operative inflammation and pain includes anti‑inflammatory drugs such as corticosteroids, which improve patient comfort and accelerate recovery through disruption of the inflammatory cascade.

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

Our Product Candidates

EYSUVIS (KPI‑121 0.25%) for Dry Eye Disease

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

We estimate dry eye disease affects approximately 33 million people in the United States based on an estimated dry eye disease prevalence of 14.5% described below and applied to the population of the United States over 20 years old. Based on third‑party academic research, we believe dry eye disease results in approximately $55 billion in direct and indirect costs in the United States each year, of which approximately $3.8 billion are direct medical costs. The exact prevalence of dry eye disease is unknown due to the difficulty in defining the disease and the lack of a single diagnostic test to confirm its presence. The Beaver Dam Offspring Study, a major epidemiological study published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, dry eye disease was self‑reported by 14.5% of the patients. The prevalence of dry eye disease increases with age, and we expect that the number of dry eye disease cases will increase as the U.S. population continues to age. Epidemiology and market research commissioned by us indicate that there are an estimated 17.2 million patients with a diagnosis of dry eye disease in the United States. We commissioned two surveys of 503 and 297 dry eye disease patients, which we refer to as the patient surveys. The patient surveys included a representative set of dry eye patients based on demographics and disease characteristics, such as age, sex and therapeutic history. The patients represented a broad range of dry eye disease severity. Based upon our review of the patient survey, we believe dry eye disease is a burdensome disease that has a significant impact on the quality of life of patients with dry eye disease.

The most commonly used treatments for dry eye disease in the United States are over‑the‑counter eye drops, often referred to as “artificial tears,” and three prescription pharmaceutical products, Restasis®, CequaTM and Xiidra®. Artificial tears are intended to be palliative in nature to supplement insufficient tear production or improve tear film instability, but do not treat the underlying inflammation in dry eye disease. Restasis and Cequa increase tear production and Xiidra treats the signs and symptoms of dry eye disease, however, Restasis, Cequa and Xiidra are typically used chronically for dry eye patients who have continuous symptoms. As each of Restasis, Cequa and Xiidra have a relatively long onset of action, they are not generally used for the short‑term treatment of episodic dry eye flares. We believe there is a larger proportion of dry eye patients whose symptoms are primarily episodic as opposed to chronic, and for whom a chronic therapy is not necessary. For these patients, we believe an FDA‑approved, acute, short‑term therapy can address a significant unmet need. Our review of the patient surveys indicates that approximately 90% of surveyed patients reported experiencing short-term flares, with flares lasting on average approximately 4 days and occurring approximately 6 times per year. The patients surveyed also indicated that the most common reason for discontinuing the two leading branded dry eye treatments were insufficient efficacy and side effects. In addition, the results of a multi-sponsored Gallup Poll survey were consistent with our patient surveys, indicating on average 5-6 flares per year lasting on average 4 days.

We are developing EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease, utilizing a two‑week course of therapy administered four times a day. We believe that EYSUVIS’ broad mechanism of action, rapid onset of relief of both signs and symptoms, favorable tolerability profile and potential to be complementary to existing therapies, will result in a favorable profile for the management of dry eye flares and other dry eye associated conditions that would benefit from temporary relief of dry eye signs and symptoms. We believe these features of EYSUVIS may be attractive to prescribing clinicians and could be a preferred first-line prescription therapy choice for a vast majority of their dry eye patients. Based upon our review of the patient surveys, we also believe patients with dry eye disease will be attracted to EYSUVIS’ novelty, rapid efficacy in the relief of signs and symptoms and ability to be used on an as‑needed basis to treat the short-term flares.

In June 2016, we initiated two Phase 3 clinical trials, STRIDE 1 and STRIDE 2 each with enrollment of over 900 dry eye patients, comparing EYSUVIS to placebo, both administered four times a day for 14 days. We announced topline results from both trials in January 2018. Statistical significance was achieved for the primary sign and both pre-specified primary symptom endpoints in STRIDE 1. Statistical significance was achieved for the primary sign endpoint in STRIDE 2 with a trend towards a treatment effect for the primary symptom endpoint. EYSUVIS was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment‑related adverse events observed during the course of either the trial. In October 2018, we submitted an NDA to the FDA for EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. The NDA included data from three clinical trials studying approximately 2,000 patients, including one Phase 2 trial and two Phase 3 efficacy and safety trials (STRIDE 1 and STRIDE 2). In August 2019, we announced that we received a CRL from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018, which we expect will serve as the basis of our response to the CRL. We have identified key factors that contributed to the differences observed in the results from STRIDE 2 compared to those of STRIDE 1 and the Phase 2 trial, and we believe that the changes made to the inclusion/exclusion criteria of STRIDE 3 based on these analyses will improve the probability of success of this trial. We are targeting topline data for STRIDE 3 in the first quarter of 2020 and resubmission of the NDA in the second quarter of 2020. If approved, we believe EYSUVIS could become the preferred first-line prescription therapy for treating dry eye flares, which affect the vast majority of dry eye patients.

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

Novel next-generation anti-inflammatories

Corticosteroid therapy is considered the standard of care for treating inflammatory conditions. In ophthalmology, corticosteroid use has been associated with IOP increase and cataract formation. We are developing new chemical entities for ophthalmic indications that exhibit steroid-like anti-inflammatory action with the goal of eliminating  the risk of IOP increase and cataract formation.

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

Strategy

Our goal is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies primarily for diseases of the front and back of the eye. Key elements of our strategy include:

•

Maximize the commercial potential of INVELTYS for post‑operative inflammation and pain.   In January 2019, we began to commercialize INVELTYS in the United States with our own focused, specialty sales force of 57 TSMs, 7 RSLs and 3 DNAs, targeting both ophthalmologists and optometrists.

•

Seek and obtain regulatory approval for, and maximize the commercial potential of, EYSUVIS for the treatment of dry eye disease.  In October 2018, we submitted an NDA to the FDA for EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. In August 2019, we announced that we received a CRL from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018, which we expect will serve as the basis of our response to the CRL. We have identified key factors that contributed to the differences observed in the results from STRIDE 2 compared to those of STRIDE 1 and the Phase 2 trial, and we believe that the changes made to the inclusion/exclusion criteria of STRIDE 3 based on these analyses will improve the probability of success of this trial. We are targeting topline data for STRIDE 3 in the first quarter of 2020 and resubmission of the NDA in the second quarter of 2020.

We estimate that dry eye disease affects approximately 33 million people in the United States. If approved, we believe EYSUVIS could become the preferred first-line prescription therapy for treating dry eye flares, which affect the vast majority of dry eye patients. We intend to commercialize EYSUVIS in the United States with our specialty sales force, which we plan to increase from 57 sales representatives to a total of approximately 75 to 100 sales representatives, who will promote both EYSUVIS and INVELTYS. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, including the European Union, or EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

•

Advance early stage pipeline development programs, and further leverage our proprietary AMPPLIFY technology.  We are evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the temporary relief of signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. We also are evaluating our current lead rTKI program compound, KPI‑285, a small molecule for the potential treatment of a number of retinal diseases, and our novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating  the risk of IOP increase and cataract formation. Prior to initiating IND‑enabling studies, we may consider potential collaborative partnership opportunities to advance product candidates we develop, including through these programs. In addition, we also are evaluating additional product opportunities with significant unmet medical needs that we believe can be addressed by our proprietary AMPPLIFY technology.

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

Also, for ophthalmic applications, while a significant portion of conventionally formulated ophthalmic drugs are rapidly eliminated via the tear film, we have shown that our MPPs are capable of achieving higher concentration on the surface of the eye, thereby enabling the active drug substance to reach cells in the underlying ocular tissue at higher levels.

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
0
5
10
15
20
25
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

Our Product and Product Candidates

KPI‑121 Program

Both INVELTYS and our lead product candidate, EYSUVIS, consist of MPP nanosuspensions of LE designed to enhance penetration through the mucus layer of the tear film to enable LE to reach the underlying ocular tissue. We believe that INVELTYS and EYSUVIS, have a favorable profile for the treatment of front‑of‑the‑eye inflammatory conditions due to their broad mechanism of action, rapid onset of relief and favorable tolerability profile. LE is a corticosteroid developed specifically for the treatment of ophthalmic conditions and is designed to limit side effects, such as increases in IOP and cataract formation, that are associated with other ocular steroids. The first LE containing product was approved by the FDA in 1998.

INVELTYS and EYSUVIS are eye drops that are topically administered as an aqueous suspension of LE. In preclinical studies, MPP nanosuspensions of LE demonstrated superior pharmacokinetic characteristics and bioavailability as compared to branded LE, with increased penetration of LE into ocular tissues. Our KPI-121 program includes the following:

•	FDA-approved INVELTYS, administered two times a day, for the treatment of post‑operative inflammation and pain following ocular surgery; and
•	EYSUVIS, administered four times a day, which we are developing for the temporary relief of the signs and symptoms of dry eye disease.

INVELTYS received FDA approval in August 2018 under Section 505(b)(2) of the FDCA. The Section 505(b)(2) pathway provides an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations, or new uses of previously approved products, by enabling an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of the NDA. An NDA filed under Section 505(b)(2) allows us to reference the FDA’s prior findings of safety and efficacy for LE to supplement the safety and efficacy data generated in our clinical trials. We are seeking FDA approval of EYSUVIS through the Section 505(b)(2) regulatory pathway as well.

EYSUVIS (KPI‑121 0.25%) for Dry Eye Disease

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

We estimate dry eye disease affects approximately 33 million people in the United States. Based on third‑party academic research, we believe dry eye disease results in approximately $55 billion in direct and indirect costs in the United States each year, of which approximately $3.8 billion are direct medical costs. The exact prevalence of dry eye disease is unknown due to the difficulty in defining the disease and the lack of a single diagnostic test to confirm its presence. The Beaver Dam Offspring Study, a major epidemiological study published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, dry eye disease was self‑reported by 14.5% of the patients. The prevalence of dry eye disease increases with age, and we expect that the number of dry eye disease cases will increase as the U.S. population continues to age. Epidemiology and market research commissioned by us indicate that there are an estimated 17.2 million patients with a diagnosis of dry eye disease in the United States. The vast majority of dry eye patients experience acute exacerbations of their symptoms, which are commonly referred to as flares, at various times throughout the year.

The most commonly used treatments for dry eye disease in the United States are over‑the‑counter eye drops, often referred to as “artificial tears,” and three prescription pharmaceutical products, Restasis, Xiidra and Cequa. Artificial tears are palliative in nature and intended to supplement insufficient tear production or improve tear film instability, but do not treat the underlying inflammation in dry eye disease. Restasis and Cequa both increase tear production and Xiidra treats the signs and symptoms of dry eye disease, however, Restasis, Cequa and Xiidra are typically used chronically for dry eye patients who have continuous symptoms. As each of Restasis, Cequa and Xiidra have a relatively long onset of action, they are not generally used for the short‑term treatment of episodic dry eye flares. We believe there is a larger proportion of dry eye patients whose symptoms are primarily episodic as opposed to chronic, and for whom a chronic therapy is not necessary and an FDA‑approved, acute, short‑term therapy can address a significant unmet need.

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

In addition to over‑the‑counter artificial tears, Restasis, Xiidra and Cequa are sometimes prescribed as a chronic therapy for the treatment of dry eye disease. We believe that less than 15% of patients diagnosed with dry eye disease in the United States use a chronic therapy to treat their disease. Restasis and Cequa are topically applied, ophthalmic formulation of the immuno‑suppressant cyclosporine. Restasis and Cequa are not approved for the treatment of the signs and symptoms of dry eye disease, but rather for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with dry eye disease. Restasis frequently causes burning upon instillation, and, according to the package insert, 17% of patients in clinical trials of Restasis reported ocular burning upon instillation. Cequa frequently causes pain upon instillation, and, according to the package insert, 22% of patients in clinical trials of Cequa reported pain upon instillation of drops. Xiidra is a topically applied ophthalmic formulation of lifitegrast, a small molecule LF1a antagonist, which was approved by the FDA in July 2016 for the treatment of the signs and symptoms of dry eye disease and was commercially launched in the United States in August 2016. Xiidra, like Restasis and Cequa, is typically used chronically. Due to each of Restasis, Cequa and Xiidra having a relatively long onset of action, they are not generally used for the short‑term treatment of dry eye flares.

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

EYSUVIS (KPI‑121 0.25%) Opportunity in Dry Eye Disease

We believe that EYSUVIS has a favorable profile for the management of dry eye disease flares, including the following attributes:

•	Broad mechanism of action. LE is a corticosteroid. Corticosteroids are known for their broad anti‑inflammatory properties.
•	Rapid onset of relief. In our Phase 2 and Phase 3 clinical trials, patients treated with EYSUVIS reported reductions in ocular discomfort within days of initiation of treatment.
•

Favorable safety and tolerability profile. LE is one of the safest topical ocular steroids available due to its unique pharmacokinetics. LE was designed to be metabolized after exerting its anti‑inflammatory action in the eye. The metabolism of LE to inactive metabolites reduces exposure of the trabecular meshwork, an area of tissue located in the anterior chamber that is responsible for draining the aqueous humor from the eye, to active steroid, thus reducing the risk of an increase in IOP relative to other steroids. In both STRIDE 1 and STRIDE 2, EYSUVIS had comparable rates of IOP to placebo. No serious adverse events were associated with EYSUVIS in either trial.

•

Specifically targeting relief of episodic dry eye flares. The mechanism of action and rapid onset of relief of EYSUVIS in dry eye disease is distinct from that of artificial tears and chronic therapies like Restasis, Cequa and Xiidra. Therefore, we expect it to be used as a stand‑alone short course therapy to provide rapid relief of dry eye flares by improving ocular discomfort (a dry eye symptom) and reducing ocular redness (a dry eye sign).
•

Potentially complementary to existing therapies. We believe that patients on chronic therapies also experience dry eye flares and could potentially benefit from using EYSUVIS in addition to their maintenance therapy.

If we receive FDA approval of an NDA for EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease, we believe that we could have the first FDA‑approved product for this indication with demonstrated safety and efficacy and a two‑week course dosing regimen. We believe that these attributes will make EYSUVIS attractive to prescribing clinicians for treating patients that suffer from dry eye flares.

EYSUVIS (KPI‑121 0.25%) Clinical Development Program

In 2014, we conducted a Phase 2 double‑masked, randomized, controlled clinical trial of EYSUVIS in 150 patients with dry eye disease at nine clinical sites. Patients were enrolled in the trial based on their magnitude of conjunctival hyperemia and ocular discomfort prior to treatment. Patients had a two week run‑in with placebo administered four times a day and were required to maintain a similar magnitude of conjunctival hyperemia and ocular discomfort following this run‑in period to be included in the randomization portion of the trial. Upon achieving the trial entry criteria after this run‑in period, patients were randomized to receive either EYSUVIS or a placebo four times a day for 28 days. Safety and efficacy assessments were made over the four week dosing period.

For our Phase 2 clinical trial, the primary sign endpoint was conjunctival hyperemia at day 29, as measured via a 0 to 4 scale ranging from no hyperemia (score=0) to severe hyperemia (score=4), and the primary symptom endpoint was ocular discomfort severity at day 29, as reported by the patient on a visual analog scale ranging from 0 to 100 mm (0 mm=very mild; 100 mm=very severe).

EYSUVIS achieved statistical significance for the primary clinical sign endpoint of conjunctival hyperemia at day 29. A positive treatment effect for hyperemia was also achieved for conjunctival hyperemia at day 15 (p=0.0090). In addition, a higher proportion of patients treated with EYSUVIS demonstrated a reduction of one unit or greater in conjunctival hyperemia as compared to patients treated with placebo. Patients treated with EYSUVIS also showed reductions in the symptom endpoint of ocular discomfort severity at days 29 and 15 but did not reach statistical significance for this endpoint based on the analysis that was pre-defined in the statistical analysis plan.

Following completion of our Phase 3 trials, we conducted additional analysis on a post-hoc basis of our Phase 2 data using the same statistical analysis plan as used to test the primary symptom endpoints in the Phase 3 trials. Using this analysis we observe a treatment effect for ocular discomfort at day 15 of a similar magnitude as was observed in STRIDE 1 (-5.27 mm difference in Phase 2 compared to -5.44 mm in STRIDE 1) and a p-value of 0.0489. Although post-hoc analyses may be given less weight by regulatory authorities than pre-specified analyses, we believe these analyses provide important information regarding EYSUVIS’ clinical effect.

EYSUVIS was generally well tolerated in the Phase 2 clinical trial, with no treatment‑related significant adverse events observed during the course of the trial. The only treatment‑emergent adverse event reported in greater than 3% of patients was instillation site pain, which was reported in 6.9% of patients treated with EYSUVIS compared to 3.8% of patients treated with placebo. Patients in the EYSUVIS and placebo treatment arms had a similar profile with respect to mean IOP, and the number of patients with an IOP increase of greater than 5 mm Hg was similar in the two treatment groups.

In June 2016, we initiated two Phase 3 clinical trials, STRIDE 1 and STRIDE 2, comparing EYSUVIS to placebo, both administered four times a day for 14 days. These clinical trials were each multicenter, randomized, double-masked, placebo controlled, parallel-arm studies comparing EYSUVIS to placebo each dosed QID for 14 days. Patients who met initial screening and inclusion/exclusion criteria underwent a two week run-in period with placebo dosed in each eye QID for 14 days. Patients who continued to meet inclusion and exclusion criteria after the run-in were randomized to either EYSUVIS or placebo. A total of 918 patients were randomized in STRIDE 1 and 909 patients were randomized in STRIDE 2. Conjunctival hyperemia was measured using a 0 to 4 scale ranging from no hyperemia (score=0) to severe hyperemia (score=4). Ocular discomfort severity was graded daily by the patient over the entire course of the trial using a visual analog grading scale ranging from 0 to 100 mm (0 mm=very mild; 100 mm=very severe) recorded in a patient diary.

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

We have conducted additional analyses on a post-hoc basis of STRIDE 1, STRIDE 2 and our Phase 2 data to better understand our clinical results, inform our developmental plans and potentially support an NDA submission. One key analysis was evaluation of the Phase 2 ocular discomfort data using the same statistical analysis plan as used to test the primary symptom endpoints in the Phase 3 trials. Using this analysis we observe a treatment effect for ocular discomfort at day 15 of similar magnitude as was observed in STRIDE 1 (-5.27 mm difference in Phase 2 compared to -5.44 mm in STRIDE 1) and a p-value of 0.0489. In addition, we performed an analysis of the pooled data from the ITT populations from STRIDE 1 and STRIDE 2, which resulted in an observed positive treatment effect for ocular discomfort at day 15 (p< 0.0001). The pooled results in 2 exploratory analyses in subgroups defined by geographical regions of east and west achieved p-values of 0.0071 and 0.0021 respectively and north and south achieved p-values of 0.0002 and 0.0176, respectively. Further, when we analyzed the ocular discomfort data at days 9 through 14 in STRIDE 1 and STRIDE 2 using the same statistical method as day 8 and 15, we observed a positive treatment effect with p-values less than 0.002 at all-time points between days 8 and 15 in STRIDE 1 and p-values less than 0.05 at 6 of 8 time points in STRIDE 2. Although post-hoc analyses may be given less weight by regulatory authorities than pre-specified analyses, we believe these analyses may provide important information regarding EYSUVIS and may be helpful in reviewing our NDA submission.

EYSUVIS was well tolerated in both trials. The most common adverse event observed in STRIDE 1 was instillation site pain, which was observed in 6.1% of patients in both the EYSUVIS treatment group and the placebo group. The only other adverse event reported by greater than 1% of patients in STRIDE 1 was eye irritation, which was reported in 1.1% of patients on EYSUVIS vs. 1.5% of patients on placebo. Elevations in IOP, a known side effect with topical corticosteroid administration, were similar in both the treatment group and the placebo group in STRIDE 1 with

0.4% in the EYSUVIS group experiencing an increase in IOP of 5 mm of mercury (mmHg) or greater resulting in an IOP of 21 mmHg or greater compared to 0.4% in the placebo group.

The most common adverse event observed in STRIDE 2 was instillation pain which was reported by 5.7% of patients in the EYSUVIS treatment group vs. 4.4% in the placebo group. The only other adverse event reported by greater than 1% of patients was blurred vision, which was reported in 0.2% of patients on EYSUVIS vs. 1.3% of patients on placebo. Elevations in IOP were similar in both the treatment group and the placebo group with 1.1% in the EYSUVIS group experiencing an increase in IOP of 5 mmHg or greater resulting in an IOP of 21 mmHg or greater compared to none in the placebo group.

In October 2018, we submitted an NDA to the FDA for EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. In August 2019, we announced that we received a CRL from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018, which we expect will serve as the basis of our response to the CRL. The STRIDE 3 trial is a multicenter, randomized, double-masked, placebo controlled, parallel-arm study comparing EYSUVIS to placebo, each dosed four times a day, or QID, for 14 days, in approximately 900 patients with dry eye disease. Subjects who meet initial screening and inclusion/exclusion criteria undergo a 2-week run-in period with placebo. We have identified key factors that contributed to the differences observed in the results from STRIDE 2 compared to those of STRIDE 1 and the Phase 2 trial, and we believe that the changes made to the inclusion/exclusion criteria of STRIDE 3 based on these analyses will improve the probability of success of this trial. Subjects who continue to meet inclusion/exclusion criteria after the run-in are randomized to either EYSUVIS or placebo. The primary endpoint, Day 15 ocular discomfort severity, is based upon a patient diary in which ocular discomfort is recorded daily over the entire course of the trial using a visual analog grading scale.  We are targeting topline data for STRIDE 3 in the first quarter of 2020 and resubmission of the NDA in the second quarter of 2020.

INVELTYS for Post‑Operative Inflammation and Pain

Post‑Operative Inflammation and Pain Overview

Ocular inflammation and pain are common complications following ocular surgery. According to Marketscope, in 2019 there were approximately 8.6 million ocular surgeries in the United States. Marketscope also projected that there would be approximately 10.1 million ocular surgeries in the United States in 2024. Commonly performed ocular surgeries include cataract, cornea, refractive, oculoplastic and glaucoma procedures. Tissue damage caused by ocular surgery leads to the production of prostaglandins and increases in blood flow to the affected area, which contribute to inflammation. The standard of care for post‑operative inflammation and pain includes anti‑inflammatory drugs such as corticosteroids, which improve patient comfort and accelerate recovery through disruption of the inflammatory cascade. Commonly used topical ocular corticosteroid products for the treatment of post‑operative inflammation and pain are approved for dosing four times a day. This dosing regimen can be burdensome for patients as they are taking multiple eye drops following surgery, and three or four‑times‑a‑day dosing is believed to reduce patient compliance.

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

The most commonly used ocular steroids, including Lotemax products and Durezol, are approved for the treatment of post‑operative inflammation and pain with a three or four‑times‑a‑day dosing regimen. This dosing regimen can be burdensome for patients as they are taking multiple eye drops following surgery, and three or four‑times‑a‑day dosing may reduce patient compliance with the prescribed medication. Other than INVELTYS, there is currently no marketed ocular steroid product with an approved twice‑a‑day dosing regimen.

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

Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on current prescription trends, anticipated changes in payer coverage, market growth assumptions and physician market research data we have commissioned that examines intent to prescribe.

INVELTYS Customer Concentration

Three customers comprised 10% or more of our revenue during the year ended December 31, 2019. These customers comprised 39%, 33% and 26% of our revenue, respectively. There were no sales of INVELTYS during the year ended December 31, 2018.

Other Preclinical Opportunities for Dry Eye Disease

Building on the results of our clinical trials for our INVELTYS and EYSUVIS product candidates, we are evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease.

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

Limitations of Existing Treatments for Retinal Disease

VEGF is a protein that plays a critical role in the formation of new blood vessels and increased permeability, two pathological processes that contribute to the vision loss associated with certain retinal diseases. Several  tyrosine kinase inhibitors have been investigated in AMD patients in clinical trials. These inhibitors have been administered in a variety of ways, including intravitreal injection, oral administration and topical dosing. To date, no tyrosine kinase inhibitors have been approved in the United States for the treatment of ocular diseases. We believe that there is a substantial market opportunity for a safe and effective VEGF tyrosine kinase inhibitors to treat various retinal diseases, such as AMD, DR, DME, RVO and related neovascular diseases.

The most common treatments for retinal diseases involve administration of biologic agents that block the VEGF pathway and prevent or retard the blood vessel leakage and/or proliferation. Unfortunately, clinicians must inject these biologic agents directly into the eye via frequent IVTs to maintain vision. Sales of the two leading IVT biologic agents used to treat eye diseases associated with abnormal blood vessel proliferation, Genentech’s Lucentis ® and Regeneron’s Eylea ®, were $1.7 billion and $4.1 billion, respectively, in the in the United States in 2018. A new biologic form of Novartis’ Beovu® was approved in October 2019. An effective therapeutic to treat retinal diseases with improved dosing regimen would bring significant benefits to patients.

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

Novel next-generation anti-inflammatories

Corticosteroid therapy is considered the standard of care for treating inflammatory conditions. In ophthalmology, corticosteroid use has been associated with IOP increase and cataract formation. We are developing new chemical entities for ophthalmic indications that exhibit steroid-like anti-inflammatory action with the goal of eliminating  the risk of IOP increase and cataract formation.

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

Our competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic drug companies. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of INVELTYS, our first product, and EYSUVIS and other product candidates, if approved, are likely to be the product or product candidate’s efficacy, safety, method of administration, convenience, price, the level of generic competition and the availability of insurance coverage and reimbursement from government and other third‑party payors.

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

Competition in Inflammation and Pain Following Ocular Surgery

Following ocular surgery, topical steroids are commonly prescribed to manage and prevent complications from post‑operative inflammation. Topical steroid drops are the main competition to INVELTYS for the treatment of inflammation and pain following ocular surgery. The current branded market leaders for topical steroids in the United States based on revenue are Lotemax products and Durezol. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, the first generic formulation of loteprednol suspension 0.05% (Lotemax suspenson) was launched in May 2019 and Durezol lost its patent exclusivity in late 2019, which could result in a potential generic launch of this product.

There are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. EyePoint Pharmaceuticals, or EyePoint, launched DexycuTM, an intraocular suspension of dexamethasone for the treatment of post-operative inflammation, in July 2019. Also in July 2019, Ocular Therapeutix, or Ocular, launched Dextenza®, an intracanalicular insert of dexamethasone for the treatment of ocular pain following ophthalmic surgery. There are also a number of companies in the United States developing products and therapies in preclinical research and clinical development for the treatment of inflammation and pain following ocular surgery. In addition, there are various formulations of steroids that are produced by compounding pharmacies and that are in drop form or are injected into the eye following ocular surgery.

Competition in Dry Eye Disease

We are developing EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease, which may include the management of dry eye disease flares. The current disease management approaches for dry eye disease in the United States includes non-pharmaceutical therapies and pharmaceutical therapies. Non-pharmaceutical therapies include over‑the‑counter artificial tear eye drops, which are palliative and used on an intermittent or chronic basis to provide short‑term symptomatic relief of dryness and irritation; hot compresses for the eye and lid hygiene management; devices, such as punctal plugs that are inserted into the tear ducts to inhibit tear drainage, resulting in more moisture on the surface of the eye; and TrueTear® Intranasal Tear Neurostimulator, a neurostimulator that received marketing approval from the FDA in April 2017, which provides electrical pulses within the nasal cavity to stimulate tear production.

Pharmaceutical therapies for dry eye disease include on label prescription drugs, including Restasis, Xiidra, and Cequa, which are the only prescription pharmaceutical products that are approved in the United States for use in patients with dry eye disease; off‑label prescription drugs, including topical steroid drops and/or other similar products, which are prescribed on occasion for treatment of dry eye disease; and various drugs that are produced by compounding pharmacies. Generic versions of Restasis are expected to become available in the U.S. in 2020. Restasis and Cequa are both topical cyclosporine formulations that are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular keratoconjunctivitis sicca. Xiidra is a topical anti-inflammatory therapy approved for treatment of the signs and symptoms of dry eye disease.

There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. These product candidates are being developed by pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Oyster Point Pharma’s OC‑01 and OC‑02, Aldeyra Therapeutics’ reproxalap ophthalmic solution, ReGenTree’s RGN-259, Aurinia Pharmaceuticals’ voclosporin ophthalmic solution, Novaliq’s Cyclasol and NOV03 candidates, Silk Technologies’ SDP-4 ophthalmic solution, and others.

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

Competition in Retinal Disease

Several therapies have been developed to block the effects of VEGF by binding to and sequestering the protein. These include Regeneron Pharmaceuticals, Inc.’s Eylea, Genentech, Inc.’s Lucentis and Avastin, and Novatis’ Beovu. Avastin is approved as an anti‑cancer agent, but is widely used off‑label in ophthalmic diseases. All of these therapies are administered by intravitreal injections and must be regularly dosed for optimal efficacy.

In addition to the anti-VEGF therapies, there also are marketed drug delivery systems, or DDS, that are used to treat retinal diseases, notably: Ozurdex®, which releases dexamethasone, a corticosteroid, and is marketed by Allergan; Iluvien®, which releases fluocinolone acetonide, a corticosteroid, and is marketed by Alimera Sciences; and YutiqTM, which releases fluocinolone acetonide, a corticosteroid, and is marketed by Eyepoint.

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

Sales and Marketing

In January 2019, we began commercializing INVELTYS in the United States with our own focused, specialty sales force of 57 TSMs, 7 RSLs and 3 DNAs. We believe our sales team is one of the most experienced in our specialty with our RSLs having an average of 10.3 years ophthalmic experience and 4.6 years sales leadership experience and our 57 TSMs having an average of 8.3 years ophthalmic experience and 13.7 years pharmaceutical sales experience.

If EYSUVIS is approved for the temporary treatment of dry eye disease, we plan to increase from 57 sales representatives to a total of approximately 75 to 100 sales representatives, who will promote both EYSUVIS and INVELTYS . We expect to explore commercialization of EYSUVIS and potentially other product candidates in certain markets outside the United States, including the EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

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

Our KPI‑121 drug product, including commercial lots of INVELTYS, is currently manufactured at qualified contract manufacturing facilities in compliance with current good manufacturing practice, or cGMP, regulations. We expect that the same facilities we use to manufacture commercial lots of INVELTYS will be used to manufacture commercial lots of EYSUVIS. Preparation of the concentrated milled suspension is performed by a third party using a manufacturing process developed by us. The milled suspension is sterilized by gamma radiation at a separate third‑party facility. The sterilized milled suspension is then diluted to the final drug product concentrations and filled into multi‑dose ophthalmic dropper bottles at a third‑party manufacturer. Our third‑party manufacturers are subject to FDA inspections from time to time.

We have supply agreements in place with these contract manufacturers to support KPI‑121 commercial, clinical and registration manufacturing, release testing, registration stability, and labeling and packaging. We also have entered into long term commercial supply agreements with these contract manufacturers to supply KPI‑121.

Catalent Commercial Supply Agreement.  In June 2016, we entered into a Commercial Supply Agreement, or the Catalent Agreement, which we amended in February 2018, with Catalent Pharma Solutions, LLC, or Catalent, pursuant to which Catalent has agreed to manufacture and supply to us, and we have agreed to purchase from Catalent, a minimum amount of INVELTYS and EYSUVIS for commercial use. The Catalent Agreement has an initial term of eight years from August 22, 2018, which is the date INVELTYS was approved for commercial sale in the United States, and which is subject to three‑year automatic renewal periods after the initial term, absent termination by either party in accordance with the terms of the Catalent Agreement. The Catalent Agreement provides for pricing for INVELTYS and EYSUVIS structured on a tiered basis, with the price reduced as the volume of each product ordered increases. We also have annual minimum purchase requirements for each of INVELTYS and EYSUVIS. We may also pay certain fees in connection with validation and stability test services and commercialization ramp‑up following regulatory approval. We may cancel any purchase order under the Catalent Agreement, subject to our minimum purchase obligations. Each party has the right to terminate the Catalent Agreement for customary reasons such as material breach and bankruptcy. The Catalent Agreement contains provisions relating to compliance by Catalent with cGMP, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Alliance Commercial Supply Agreement.  In October 2017, we entered into an Amended and Restated Master Services Agreement, or the Alliance Agreement, with Alliance Contract Pharma, LLC, or Alliance, pursuant to which Alliance has agreed to provide to us, and we have agreed to purchase from Alliance, bulk KPI‑121 concentrates. The Alliance Agreement provides for pricing for KPI‑121 concentrates structured on a tiered basis, with the price reduced as the volume of product ordered increases. Under the Alliance Agreement, we will provide a forecast of orders for the quantities of bulk KPI‑121 concentrates we believe we will require, and forecasted quantities will become binding at a certain point before the firm delivery date set forth in the forecast. Unless earlier terminated pursuant to its terms, the Alliance Agreement has an initial term of ten years, after which it continues until terminated. Each party has the right to terminate the Alliance Agreement for customary reasons such as material breach and bankruptcy. In addition, we have the right to terminate the Alliance Agreement at any time for any or no reason upon sufficient advance notice, in which case we would owe payment to Alliance for any firm orders and certain raw materials. The Alliance Agreement contains provisions relating to compliance by Alliance with cGMP, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

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

As of February 1, 2020, we owned 31 U.S. issued patents and 15 U.S. patent applications, as well as 32 foreign issued patents and 94 foreign patent applications (including Patent Cooperation Treaty, or PCT, applications). We exclusively licensed a total of 23 U.S. issued patents and 17 U.S. patent applications, as well as 36 foreign issued patents and 34 foreign patent applications including original filings, continuations and divisional applications. Our patent portfolio includes the following patents and patent applications that we own or exclusively license:

•

seven U.S. patents and six U.S. patent application, relating to our MPP technology, which we refer to as our AMPPLIFY technology, including those related to INVELTYS and EYSUVIS, in‑licensed from The Johns Hopkins University, or JHU, two related foreign patents jointly owned by us and JHU, six related foreign patent applications jointly owned by us and JHU, eight related foreign patents owned by us and 24 related foreign patent applications owned by us, which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2033;

•

one U.S. patent application relating to our AMPPLIFY technology, and two related foreign patents and six related foreign patent applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2033;

•

28 U.S. patents and 10 U.S. patent applications, relating to rTKI compounds, including KPI‑285, and their uses, and 16 related foreign patents, and 51 foreign related patent applications, including pending PCT applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, which are expected to expire beginning in 2034 through 2038;

•

two U.S. patents and one U.S. patent application, relating to antibiotic compounds and their uses, and two related foreign patents and four related foreign patent applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2034;

•

eight U.S. patents and four U.S. patent applications, relating to methods for treating an eye disease or disorder by injecting or instilling a drug delivery system, and 13 related foreign patents, and 24 related foreign patent applications, which are exclusively sub‑licensed from GrayBug Vision, Inc., and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2031 through 2035; and

•

eight U.S. patents and seven U.S. patent applications, related to our AMPPLIFY technology, and 23 related foreign patents and 10 related foreign patent applications, which are exclusively in‑licensed from JHU, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2025 through 2036.

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

In connection with the JHU license agreement and the JHU settlement agreement described below, we are obligated to make certain future payments to JHU. In the first quarter of 2019, we paid JHU a development milestone fee of $300,000 in connection with the first commercial sale of INVELTYS. We also paid JHU an additional $112,500 in minimum annual royalty and running fees in the aggregate in 2019. We are obligated to pay JHU annual minimum royalties that will not exceed approximately $113,000 per year in the future. In addition, we must pay JHU a tiered royalty rate in the low single‑digits on annual net sales by us or our affiliates of products or services covered by a valid issued claim, or certain pending claims, of a licensed JHU patent right in the country of sale, from which we may, under specified circumstances, offset portions of amounts we must pay as royalties on other patent rights in order to commercialize a licensed product or licensed service up to a maximum reduction of a mid‑double digit percentage. We must also pay a percentage, in the high single digits, of certain consideration we or our affiliates receive from sublicensing rights under the licensed JHU intellectual property, subject to specified offsets and deductions. We may offset against each minimum annual payment the royalties and sublicense income that we pay to JHU in the preceding twelve‑month period. We also are obligated to pay to JHU certain remaining milestone payments, which will not exceed approximately $0.9 million in the aggregate, if certain development and commercial events are achieved. The JHU patent rights sublicensed to us by GrayBug under the JHU settlement agreement described below are considered in the same way as the JHU patent rights directly licensed to us by JHU for purposes of determining these payments.

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

Under the JHU settlement agreement, GrayBug granted us, under specified patent rights that are exclusively licensed to GrayBug by JHU in all fields, an exclusive, worldwide royalty‑free sublicense in the field of use of a particle with specified characteristics for delivery of a biologically active material through mucus, mucin, or a mucosal barrier where such delivery does not involve administration via injection to the eye, which we refer to as the Kala sublicense field. In December 2017 and April 2019, GrayBug terminated its exclusive license from JHU as to two patent families among these patent rights. Pursuant to the JHU settlement agreement, these patent rights were to be automatically directly licensed to us under the terms of the JHU license agreement unless we specifically declined to accept such automatic direct license.  While we did not accept the automatic direct license to one of the patent families as it does not directly relate to INVELTYS, EYSUVIS or any other potential drug candidates, we accepted the automatic direct license to the other patent family and are now responsible for all future patent prosecution costs for these patent rights.

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

•

preparation and submission to the FDA of an NDA for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Post-Approval Regulation

If regulatory approval for marketing of a new product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug product containing a new chemical entity. For the purposes of this provision, a NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

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

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation was published on June 16, 2014 but is not expected to apply until 2020. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive.  Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials

Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

The EU medicines rules expressly permit the EU Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU Member States may prohibit or restrict us from commercializing our future products, if these future products contain, consist of or are derived from such a human or animal cell, even if they have been granted an EU marketing authorization.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU (which is commonly referred to as “Brexit”). Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult. To date, only an outline of a trade agreement has been reached. Much remains open but the UK Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The UK Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for INVELTYS or our product candidates, including EYSUVIS, which could significantly and materially harm our business.

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

Employees

As of December 31, 2019, we had a total of 136 full‑time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in July 2009. Our office is located at 490 Arsenal Way, Suite 120, Watertown, MA 02472, and our telephone number is (781) 996-5252. Our website address is www.kalarx.com.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $94.3 million for the year ended December 31, 2019 and $66.7 for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $295.5 million. In January 2019, we launched our first product, INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post-operative inflammation and pain following ocular surgery, and have had limited revenues to date from product sales. We have financed our operations primarily through proceeds from public offerings of common stock, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants, and sales under our at-the-market offering facility, or the ATM Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercially launch INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year.

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to prepare for commercialization of our lead product candidate, KPI-121 0.25%, which if approved we plan to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the temporary relief of signs and symptoms of dry eye disease, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. Our license agreement with The Johns Hopkins University, or JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS and EYSUVIS, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

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
•

pursue the preclinical and clinical development of product candidates, including our receptor Tyrosine Kinase Inhibitor program, or rTKI program, for use in the treatment of retinal diseases, and novel next‑generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of IOP increase and cataract formation;
•	seek regulatory approval for INVELTYS or any other product candidate outside of the United States;
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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

•	successfully growing INVELTYS revenues, including by further developing our sales force, marketing and distribution capabilities;
•	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for INVELTYS and any other products we commercialize;
•	obtaining and maintaining marketing approval for EYSUVIS or any other product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including EYSUVIS;

•	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval;
•	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval; and
•	obtaining, maintaining and protecting our intellectual property rights.

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

Our limited operating history as a commercial company may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are an early‑stage commercial company. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing INVELTYS and our product candidates, including EYSUVIS, and preparing for and commercially launching INVELTYS. We are in the early stages of the process of transitioning from a company solely with a research and development focus to a company engaging in commercial activities. We may not be successful in such a transition. We only launched INVELTYS in January 2019 and are still in the process of executing our commercial launch plan, have no history of commercializing products, and, to date, have generated limited revenue from the sale of INVELTYS. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating and commercialization history.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize INVELTYS, seek marketing approval for EYSUVIS, and continue the development of and potentially seek marketing approval for other product candidates. Our expenses may increase substantially in connection with our ongoing activities, particularly as we commercialize INVELTYS, EYSUVIS, if and when approved, and as we advance our preclinical activities and clinical trials for our product candidates. In addition, our expenses will further increase if we elect to or are required to conduct any further trials for EYSUVIS. We also expect to devote additional financial resources to conducting research and development, and potentially initiating clinical trials of, and seeking regulatory approval for, other potential product candidates, including product candidates that we may develop using our rTKI program and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating  the risk of IOP increase and cataract formation.

Our expenses have increased relative to prior periods in connection with our launch and commercialization of INVELTYS, including costs associated with the addition of our specialty sales force and increased marketing, distribution and manufacturing capabilities. If we obtain marketing approval for any product candidate that we develop, we may incur significant additional commercialization expenses for such product candidate. For example, if EYSUVIS is approved, we plan to increase our sales force from 57 sales representatives to a total of approximately 75 to 100 sales representatives, who will promote both EYSUVIS and INVELTYS. Furthermore, we will incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	our ability to successfully commercialize and sell INVELTYS in the United States;
•

the cost, and our ability to expand and maintain the commercial infrastructure and manufacturing capabilities required to support the commercialization of INVELTYS, and any other products for which we receive marketing approval, including product sales, medical affairs, marketing, manufacturing and distribution;

•	the results of our ongoing Phase 3 trial for EYSUVIS, STRIDE 3 (STRIDE—Short Term Relief In Dry Eye);
•	the costs, timing and outcome of regulatory review of EYSUVIS, including whether any additional clinical trials or other activities are required for approval or label expansion;
•	the progress, costs and results of any clinical activities for regulatory review of INVELTYS and EYSUVIS outside of the United States;
•	the costs and timing of process development and manufacturing scale‑up activities associated with INVELTYS;
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

We expect to continue to incur significant expenses and operating losses for the next several years. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our existing cash on hand as of

December 31, 2019, together with anticipated net revenue from sales of INVELTYS, will enable us to fund our planned operations, lease and debt service obligations, and capital expenditure requirements into the second quarter of 2021. This evaluation is based on our operating plan which includes projected net revenue from sales of INVELTYS. If we do not achieve our projected net revenue, we believe we have the ability to manage spending under this operating plan in order to fund operations into the second quarter of 2021. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected net revenue, may change as a result of many factors currently unknown to us.

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

We have a significant amount of indebtedness. As of December 31, 2019, we had $75.0 million of outstanding borrowings under the Athyrium Credit Facility. Amounts outstanding under the Athyrium Credit Facility bear interest at a rate of 9.875% per annum. The Athyrium Credit Facility provides for quarterly interest‑only payments for 48 months. Beginning on September 30, 2022, we will be required to make principal and interest payments through October 1, 2024. Our obligations under the Athyrium Credit Facility are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Athyrium Credit Facility.

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

If our estimates or judgments relating to our critical accounting policies, or any of our projections, prove to be inaccurate or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock compensation, accrued expenses and the recoverability of our net deferred tax assets and related valuation allowance. We base our estimates and judgments on historical experience, expected future experience and on various other assumptions that we believe to be reasonable under the circumstances. In addition, from time to time, we may rely on projections regarding our expected future performance that represent our management’s then-current estimates. However, any of these estimates, judgments or projections, or the assumptions underlying them, may change over time or may otherwise prove to be inaccurate.  Our results of operations may be adversely affected if our estimates, assumptions or projections change or if actual circumstances differ from those in our estimates or assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

For example, we rely on third-party data providers to collect and report estimates of prescription information and pipeline inventory levels as components of our estimations for revenue recognition. There is a limited amount of information available to such data providers to determine the actual number of total prescriptions for prescription products during such periods. Their estimates are based on a combination of data received from pharmacies and other distributors, and historical data when actual data is unavailable. Their calculations of changes in prescription levels between periods can be significantly affected by lags in data reporting from various sources or by changes in pharmacies and other distributors providing data. Such methods can from time to time result in significant inaccuracies in information when ultimately compared with actual results. Further, data for a single and limited period may not be representative of a trend or otherwise predictive of future results.

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

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post‑operative treatment of inflammation and pain following ocular surgery and EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully commercialize INVELTYS and to successfully obtain marketing approval for and commercialize EYSUVIS. In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating EYSUVIS, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. In October 2018, we submitted an NDA to the FDA for EYSUVIS. In August 2019, we announced that we received a CRL from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018, which we expect will serve as the basis of our response to the CRL. However, we may not generate the data necessary to or otherwise obtain regulatory approval to commercialize EYSUVIS. We may also determine to conduct additional Phase 3 trials for EYSUVIS or to potentially expand the label of EYSUVIS if we receive marketing approval for a narrower indication than we are targeting. We cannot accurately predict when or if EYSUVIS will receive marketing approval. Our ability to generate meaningful product revenues will depend on our successful commercialization of INVELTYS and our obtaining marketing approval for, and successfully commercializing, EYSUVIS.

The success of our product INVELTYS and any other product candidates for which we receive marketing approval, including our lead product candidate, EYSUVIS, will depend on many factors, including the following:

•	successful commercialization of INVELTYS in the United States, including maintaining sales, marketing and distribution capabilities for INVELTYS;

•	acceptance of INVELTYS and, if and when approved, EYSUVIS and our other product candidates, by patients, the medical community and third‑party payors;
•	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third‑party payors, including government payors, for INVELTYS and our product candidates, including EYSUVIS;
•	successfully developing and applying for and receiving marketing approvals from applicable regulatory authorities for EYSUVIS and other product candidates;
•	receiving regulatory approval of our manufacturing processes and our third‑party manufacturers’ facilities from applicable regulatory authorities;
•	maintaining a workforce of experienced scientists and others with experience in AMPPLIFY technology and eye diseases to continue to develop our product candidates;
•	leveraging our sales, marketing and distribution capabilities for EYSUVIS and expanding upon these capabilities if and when appropriate;
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

In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating EYSUVIS, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. In August 2019, we announced that we received a CRL from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018, which we expect will serve as the basis of our response to the CRL. However, we may not generate the data necessary to or otherwise obtain regulatory approval to commercialize EYSUVIS. We may also determine to conduct additional Phase 3 trials for EYSUVIS or to potentially expand the label of EYSUVIS if we receive marketing approval for a narrower indication than we are targeting. If the FDA determines that we have not sufficiently demonstrated efficacy for both signs and symptoms of dry eye, we may need to conduct additional clinical trials to support approval of EYSUVIS for temporary relief of signs and symptoms of dry eye disease. If we conduct additional clinical trials of EYSUVIS, our expenses will significantly increase and could delay or halt our ability to obtain marketing approval. Our Phase 3 clinical trials of EYSUVIS may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our Phase 3 clinical trials of EYSUVIS pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time‑consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

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

For example, we experienced a delay in patient enrollment for our Phase 3 clinical trial, STRIDE 3, evaluating EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease, which has now completed the last patient visit. There were a number of factors that may have impacted the delay, including increased competition for eligible patients from competitors that are developing product candidates to treat similar indications and the limited number of patients who fit the eligibility criteria for STRIDE 3. As a result of the delay, we are targeting topline data for STRIDE 3 in the first quarter of 2020, and we were previously targeting to announce topline data by the end of 2019. Our inability to locate and enroll a sufficient number of patients for our clinical trials would result in further significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

There have been no serious adverse events related to the administration of KPI‑121 reported in any of our clinical trials to date. Increases in IOP and cataract formation are additional adverse effects associated with the use of corticosteroids. We have no clinical safety data on or patient exposure to either KPI‑121 concentration for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our product or our product candidates (including use of INVELTYS or EYSUVIS, if approved, more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our product or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our product or product candidates, if approved, at the rate we currently expect.

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

INVELTYS or any product candidate that we develop that receives marketing approval, including EYSUVIS, may fail to gain sufficient market acceptance by clinicians, patients, third‑party payors and others in the medical community. Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data we have commissioned. For example, based on a market survey we commissioned in 2018 of 100 ophthalmologists, we believe INVELTYS offers advantages over existing post‑surgical treatment options due to its AMPPLIFY technology and being the first and only topical twice‑daily dosing, two‑week course of treatment and safety data, including low incidence of reported IOP spikes, and efficacy data from our clinical trials. In this market survey, a majority of surveyed ophthalmologists indicated they were likely to prescribe INVELTYS. We also conducted an Attitudes, Trial and Usage Study (ATU) in August 2019 with approximately 200 eye care professionals, or ECPs, which indicated that many current INVELTYS prescribers intend to increase their usage of INVELTYS. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice‑a‑day or less frequent dosing.

While there are no drugs currently approved in the United States for the temporary relief of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over‑the‑counter artificial tears, Restasis®, Xiidra®, CequaTM, off‑label use of corticosteroids and various drugs that are produced by compounding pharmacies. Generic versions of Restasis are also expected to become available in the United States in 2020. Our current expectations regarding market potential for EYSUVIS are based, in part, on market research data we have commissioned. For example, based on two surveys we commissioned of 503 and 297 dry eye disease patients in 2017 and 2018, respectively, which we refer to as our patient surveys, 90% of surveyed patients reported experiencing dry eye flares, with the majority experiencing on average four days of flares six times per year, and the most common reason given by patients for discontinuing the two leading branded dry eye treatments were insufficient efficacy and side effects. However, it is possible that doctors may continue to rely on other existing treatments rather than EYSUVIS, if and when it is approved for marketing by the FDA. In addition, if generic versions of any products that compete with any of our product candidates are approved for marketing by the FDA, they would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, clinicians, patients and third‑party payors may choose to rely on such products rather than our product candidates.

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

We have only recently established our sales and marketing infrastructure for our commercial launch of INVELTYS, our first product, and have no prior experience in the sales, marketing or distribution of therapeutic products. To achieve commercial success for any product for which we obtained marketing approval, we may need to establish additional sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

In 2019, we completed the buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS and may need to expand that infrastructure to market any of our product candidates that we develop in the United States, if and when such product candidates are approved.  For example, if EYSUVIS is approved, we plan to increase our sales force from 57 sales representatives to a total of approximately 75 to 100 sales representatives, who will promote both EYSUVIS and INVELTYS. There are risks involved with establishing, maintaining and expanding our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any future product launch. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our product candidates for which we establish additional commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Following ocular surgery, topical steroids are commonly prescribed to manage and prevent complications from post‑operative inflammation. Topical steroid drops are the main competition to INVELTYS for the treatment of inflammation and pain following ocular surgery. The current branded market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, the first generic formulation of loteprednol suspension 0.05% (Lotemax suspension) was launched in May 2019 and Durezol lost its patent exclusivity in late 2019, which could result in a potential generic launch of this product.

There are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. Eyepoint Pharmaceutical, or Eyepoint, launched DexycuTM, an intraocular suspension of dexamethasone for the treatment of post-operative inflammation, in July 2019. Also in July 2019, Ocular Therapeutix launched Dextenza®, an intracanalicular insert of dexamethasone, for the treatment of ocular pain following ophthalmic surgery. There are also a number of companies in the United States developing products and therapies in preclinical research and clinical development for the treatment of inflammation and pain following ocular surgery. In addition, there are various formulations of steroids that are produced by compounding pharmacies and that are in drop form or are injected into the eye following ocular surgery.

The current disease management approaches for dry eye disease in the United States includes non-pharmaceutical therapies and pharmaceutical therapies. Non-pharmaceutical therapies include over the counter artificial tear eye drops, which are palliative and used on an intermittent or chronic basis to provide short term symptomatic relief of dryness and irritation; hot compresses for the eye and lid hygiene management; devices, such as punctal plugs that are inserted into the tear ducts to inhibit tear drainage, resulting in more moisture on the surface of the eye; and TrueTear® Intranasal Tear Neurostimulator, a neurostimulator that received marketing approval from the FDA in April 2017, which provides electrical pulses within the nasal cavity to stimulate tear production.

Pharmaceutical therapies for dry eye disease include on label prescription drugs, including Restasis, Xiidra, and Cequa, which are the only prescription pharmaceutical products that are approved in the United States for use in patients with dry eye disease; and off label prescription drugs, including topical steroid drops and/or other similar products, which are prescribed on occasion for treatment of dry eye disease. Generic versions of Restasis are expected to become available in the U.S. in 2020. Restasis and Cequa are both topical cyclosporine formulations that are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular keratoconjunctivitis sicca. Xiidra is a topical anti-inflammatory therapy approved for treatment of the signs and symptoms of dry eye disease.

We are developing EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease, which may include the management of dry eye disease flares. Any product that is developed for the temporary relief of the signs and symptoms of dry eye disease could directly compete with EYSUVIS. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for EYSUVIS. These product candidates are being developed by pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Oyster Point Pharma’s OC-01 and OC-02, Aldeyra Therapeutics’ reproxalap ophthalmic solution, ReGenTree’s RGN-259, Aurinia Pharmaceuticals’ voclosporin ophthalmic solution, Novaliq’s Cyclasol and NOV03 candidates, Silk Technologies’ SDP-4 ophthalmic solution, and others.

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

We do not own or operate manufacturing facilities for the production of commercial quantities of INVELTYS and clinical or commercial quantities of EYSUVIS or any other product candidates. We rely on Catalent to manufacture and supply to us a minimum amount of INVELTYS and EYSUVIS for commercial use; Alliance for manufacturing bulk KPI‑121 concentrates, and Chemo Iberica to manufacture and supply to us a bulk supply of LE. We expect to rely on third‑party manufacturers to manufacture commercial supplies of all of our products and clinical supplies of any other product candidates if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of INVELTYS, EYSUVIS and any other product or product candidate that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, certain of our third-party manufacturers have in the past, and may in the future, experience performance issues that result in lower than expected yields. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or the supply and sale of any product of ours that has been approved for commercial use.

To date, we have obtained materials for KPI‑121 for our clinical trials and the commercialization of INVELTYS from third‑party manufacturers, including Catalent and Alliance. We have supply agreements in place with these contract manufacturers to provide commercial supply. We obtain the active pharmaceutical ingredient, or API, for KPI‑121 from Chemo Iberica, a third‑party API manufacturer. While we have long‑term commercial supply agreements with these third‑party manufacturers, if these suppliers do not perform as we expect, we may be required to replace one or more suppliers. Although we believe that there are a number of potential long‑term replacements to our suppliers, we may incur added costs and delays in identifying and qualifying any such replacements.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize INVELTYS or any of our product candidates, including EYSUVIS, for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third‑party arrangements are otherwise beneficial. We also may seek third‑party collaborators for development and commercialization of our product candidates. We may also consider potential collaborative partnership opportunities prior to initiating IND‑enabling studies on KPI‑285, our lead rTKI compound, or any other product candidates we develop, including our novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of IOP increase and cataract formation. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult. To date, only an outline of a trade agreement has been reached. Much remains open but the UK Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The UK Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for INVELTYS or our product candidates, including EYSUVIS, which could significantly and materially harm our business.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

As of December 31, 2019, we had federal net operating loss carryforwards of $168.8 million, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. At December 31, 2019, we also had state net operating loss carryforwards of $171.8 million, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2030. These net operating loss carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We may have experienced ownership changes in the past and may experience changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforward could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and increased liabilities could adversely affect our business, results of operations, financial position and cash flows. If our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Mark Iwicki, our President and Chief Executive Officer, Todd Bazemore, our Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Chief Medical Officer,  Hongming Chen, Sc.D., our Chief Scientific Officer, and Eric Trachtenberg, our General Counsel, Chief Compliance Officer and Corporate Secretary, as well as the other principal members of our management, scientific, clinical and commercial teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future contractors or consultants, including any collaborator, are vulnerable to damage from cyber-attacks, computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber incidents or attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. System failures, accidents, cyberattacks or security breaches could cause interruptions in our operations, it could result in a material disruption of our development programs, the commercialization of our products and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy.  The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability, including civil fines and penalties under GDPR, HIPAA and other relevant state and federal privacy laws in the United States and abroad, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

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

As of February 10, 2020, our executive officers and directors and principal stockholders in the aggregate, owned shares representing approximately 23.9% of our capital stock, based on the most recent institutional shareholder ownership filings with the SEC. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

•	our success commercializing INVELTYS;
•	results of clinical trials of any of our product candidates, including EYSUVIS;
•	results of clinical trials of product candidates of our competitors;
•	our success in obtaining FDA approval of EYSUVIS;
•	changes in the structure of healthcare payment systems;
•	our success in commercializing EYSUVIS and other product candidates, if and when approved;
•	the success of competitive products or technologies;

•	regulatory or legal developments in the United States and other countries, including in the U.K. in connection with Brexit;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific, commercial or management personnel;
•	the level of expenses related to the commercialization of INVELTYS and clinical development programs for any of our product candidates, including EYSUVIS;
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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 10, 2020, we had outstanding 36,803,874 shares of common stock. Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non‑affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim against us governed by the internal affairs doctrine. We do not expect this choice of forum provision will apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Item 1B     Unresolved Staff Comments

None.

Item 2.       Properties

Our principal facilities consist of office and laboratory space. On February 28, 2018, we entered into a lease, our Watertown Lease, for our current corporate headquarters located in Watertown, Massachusetts, which consists of 66,052 rentable square feet. We began to occupy this space on January 28, 2019.  The Watertown Lease has an initial term of eight years and an option to extend for an additional term of five years.

Prior to occupying the premises under the Watertown Lease, we occupied approximately 11,747 square feet of office and laboratory space in Waltham, Massachusetts under a lease that expired in January 2019 and approximately 6,294 additional square feet of office space at a different location in Waltham, Massachusetts pursuant to a one year lease that expired on March 15, 2019.

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

Holders

As of February 10, 2020, there were approximately 10 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Information about our equity compensation plans

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent sales of unregistered securities.

Set forth below is information regarding shares of our common stock issued and stock options granted by us for the twelve months ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On October 15, 2019, we granted stock options to two new employees to purchase an aggregate of 8,000 shares of our common stock at an exercise price of $3.49 per share. On November 15, 2019, we granted stock options to three new employees to purchase an aggregate of 16,000 shares of our common stock at an exercise price of $3.69 per share. On December 13, 2019, we granted stock options to two new employees to purchase an aggregate of 8,000 shares of our common stock at an exercise price of $4.81 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rules 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three years. Vesting of each option is subject to the option holders continued service with our company through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these inducement grants prior to the time at which these options become exercisable.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.       Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations data for the years ended December 31, 2019 and 2018, and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements at the end of this Annual Report on Form 10-K.  The selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and balance sheet data as of December 31, 2017,  2016 and 2015 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

	Year Ended
	December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:	(in thousands, except share and per share amounts)
Product revenues, net	$6,074	$—	$—	$—	$45
Costs and expenses:
Cost of product revenues	2,008	—	—	—	—
Selling, general and administrative	65,015	35,431	10,867	7,640	4,609
Research and development	27,275	29,290	29,008	25,029	11,382
Total costs and expenses	94,298	64,721	39,875	32,669	15,991
Loss from operations	(88,224)	(64,721)	(39,875)	(32,669)	(15,946)
Other income (expense)
Interest income	2,357	1,687	527	147
Interest expense	(8,480)	(3,314)	(1,019)	(767)	(604)
Loss on extinguishment of debt	—	(390)	—	—	—
Change in fair value of warrant liability	—	—	(1,844)	122	(132)
Net loss attributable to common stockholders	$(94,347)	$(66,738)	$(42,211)	$(33,167)	$(16,682)
Net loss per share attributable to common stockholders—basic and diluted	$(2.76)	$(2.49)	$(3.71)	$(28.07)	$(14.89)
Weighted average shares outstanding—basic and diluted	34,209,756	26,753,906	11,375,000	1,181,429	1,120,268

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash	$85,449	$170,898	$114,565	$45,472	$5,759
Total assets	154,323	220,966	116,546	46,329	8,448
Working capital(1)	80,710	160,018	100,341	40,080	2,094
Long‑term debt—less current portion	71,184	70,226	11,987	9,098	7,795
Other long‑term liabilities	28,673	28,752	8	17	3
Total stockholders’ equity (deficit)	29,692	104,978	89,679	(87,762)	(56,664)

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. Our innovative mucus-penetrating particle, or MPP, drug delivery technology, which we refer to as our AMPPLIFY® technology, uses selectively‑sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in the August 2018 approval of INVELTYS (loteprednol etabonate ophthalmic suspension) 1%, our topical twice-a-day ocular steroid for the treatment of inflammation and pain following ocular surgery, by the U.S. Food and Drug Administration, or the FDA, and the development of our lead product candidate, KPI‑121 0.25%, which if approved we plan to commercialize under the brand name EYSUVIS (loteprednol etabonate ophthalmic suspension) 0.25%, for the temporary relief of the signs and symptoms of dry eye disease. We commercially launched INVELTYS in January 2019.

EYSUVIS is our product candidate for patients with dry eye disease utilizing a two‑week course of therapy. In January 2018, we announced topline results from two completed Phase 3 clinical trials, which we refer to as STRIDE 1 and STRIDE 2 (STRIDE -  S hort  T erm  R elief  I n   D ry  E ye), evaluating the safety and efficacy of EYSUVIS versus vehicle (placebo) in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the intent-to-treat, or ITT population, in addition, statistical significance was also achieved in STRIDE 1 for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort.  In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia, but statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity. EYSUVIS was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment‑related adverse events observed during the course of either trial, and with elevations in interocular pressure, or IOP, in both trials similar to placebo.

In October 2018, we submitted a New Drug Application, or NDA, to the FDA for EYSUVIS for the temporary relief of the signs and symptoms of dry eye disease. In August 2019, we announced that we received a complete response letter, or CRL, from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018, which we expect will serve as the basis of our response to the CRL. We have identified key factors that contributed to the differences observed in the results from STRIDE 2 compared to those of STRIDE 1 and the Phase 2 trial, and we believe that the changes made to the inclusion/exclusion criteria of STRIDE 3 based on these analyses will improve the probability of success of this trial. We are targeting topline data for STRIDE 3 in the first quarter of 2020 and resubmission of the NDA in the second quarter of 2020. If approved, we believe EYSUVIS could become the preferred first-line prescription therapy for treating dry eye flares, which affect the vast majority of dry eye patients.

INVELTYS is the first and only FDA‑approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post‑operative inflammation and pain. Other approved topical ocular corticosteroid products for this indication are dosed three or four times a day. In clinical trials, INVELTYS showed statistical significance in the primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication compared to placebo and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications compared to placebo.

We are evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the temporary relief of signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. We also are evaluating compounds in our receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating  the risk of IOP increase and cataract formation.

INVELTYS received FDA approval under Section 505(b)(2) of the FDCA, which is the pathway we plan to rely on for the approval of EYSUVIS as well. We have retained worldwide commercial rights for INVELTYS and our current product candidates, including EYSUVIS. Since the FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which includes 57 territory sales managers, or TSMs, 7 regional sales leaders, or RSLs, and 3 directors of national accounts, or DNAs. If EYSUVIS is approved by the FDA, we plan to increase our sales force from 57 sales representatives to a total of approximately 75 to 100 sales representatives, who will promote both EYSUVIS and INVELTYS. We expect to commercialize in the United States any of our other product candidates that receive marketing approval as well. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, including the European Union, or EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $94.3 million for the year ended December 31, 2019 and $66.7 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $295.5 million. As we commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through public offerings of common stock, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants, and sales of our common stock under our at-the-market offering facility, or the ATM Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance that we will generate any such revenue or as to the timing of any such revenue, and we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year.

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

Cost of Product Revenues

Cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, and other manufacturing overhead costs. We expense cost of product revenues related to product candidates as research and development expenses prior to regulatory approval in the respective territory. We received U.S. regulatory approval for INVELTYS on August 22, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, commissions, stock‑based compensation and travel expenses related to our commercial infrastructure and our executive, finance, human resources, legal, information technology and business development functions. Selling, general and administrative expenses also includes external costs related to marketing, samples and professional fees for auditing, tax, information technology, consultants, legal services and allocated facility‑related costs not otherwise included in research and development expenses.

We anticipate that our selling, general and administrative expenses will increase in the future if and as we increase our headcount to support our continued research activities and development of our product candidates or additional product candidates and continue to build our commercial infrastructure to support the commercialization of INVELTYS or of any product candidates for which we obtain marketing approval, including EYSUVIS. In addition, we anticipate increased expenses related to supporting a larger organization and increase in selling expense related to EYSUVIS, if approved.

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

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and supplies; and
•	payments made under our third‑party licensing agreements, including development royalty and reimbursable expenses for defense of agreed upon patents under a license agreement with JHU.

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

We expect that our research and development costs will decrease in 2020 as compared to the year ended December 31, 2019 as a result of the completion of STRIDE 3. However, we expect that such costs will increase if and as we continue to advance our product candidates, including EYSUVIS, and conduct additional late-stage clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time‑consuming. We may never succeed in obtaining marketing approval for any of our product candidates, including EYSUVIS. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

Interest Income

Interest income consists of interest earned on our cash balance held in a deposit account.

Interest Expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs recognized on our debt facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt in 2018 primarily consisted of unamortized debt issuance cost and a prepayment penalty on our venture debt facility entered into in 2014 which was repaid in full with proceeds from the Athyrium Credit Facility on October 1, 2018.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue

We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. We perform the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only recognize revenue when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that will be transferred to the customer.

Product revenues, net

We sell INVELTYS to wholesalers and/or specialty distributors in the United States, or Customers. These Customers subsequently resell our products to specialty and other retail pharmacies. In addition to agreements with Customers, we enter into arrangements with payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of our products.

The goods promised in our product sales contracts represent a single performance obligation. We recognize revenue from product sales at the point the Customer obtains control of the product, which occurs upon delivery. The transaction price (“net sales price”) that is recognized as revenue for product sales includes the selling price to the

Customer and an estimate of variable consideration. Components of variable consideration include prompt pay and other discounts, product returns, government rebates, third-party payor rebates, coverage gap rebates, incentives such as patient co-pay assistance, and other fees paid to Customers where a distinct good or service is not received. Variable consideration is recorded on the consolidated balance sheet as either a reduction of accounts receivable, if payable to a Customer, or as a current liability, if payable to a third-party other than a Customer. We consider all relevant information when estimating variable consideration such as assessment of our current and anticipated sales and demand forecasts, actual payment history, information from third parties regarding the payor mix for products, information from third parties regarding the units remaining in the distribution channel, specific known market events and trends, industry data and current contractual and statutory requirements that are reasonably available. We include estimated amounts for such variable consideration in the net sales price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Payment terms with Customers do not exceed one year and, therefore, we do not account for a significant financing component in our arrangements. We expense the incremental cost of obtaining a contract with a Customer when incurred as the period of benefit is less than one year.

Reserves for Variable Consideration:

Trade Discounts and Allowances

We provide our Customers with certain trade discounts and allowances including discounts for prompt payments and fees paid for distribution, data and administrative services. These discounts and fees are based on contractually-determined percentages and are recorded as a reduction of revenue and accounts receivable in the period in which the related product revenue is recognized.

Chargebacks

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These components of variable consideration are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Reserves for chargebacks consist of credits we expect to issue for units that remain in the distribution channel at the end of each reporting period and that we expect will be sold to qualified healthcare providers, as well as chargebacks that Customers have claimed, but for which we have not yet issued a credit.

Product Returns

Consistent with industry practice, we have a product returns policy that provides Customers right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. We estimate the amount of products that may be returned and present this amount as a reduction of revenue in the period the related product revenue is recognized, in addition to establishing a liability. Our estimate for product returns are based upon available industry data and our own sales information, including our visibility into the inventory remaining in the distribution channel.

Commercial Payor and Medicare Part D Rebates

We contract with certain third-party payors, primarily pharmacy benefit managers, or PBM’s, and health plans, or Plans, for the payment of rebates with respect to utilization of our product. These rebates are based on contractual percentages applied to the amount of product prescribed to patients who are covered by the PBMs or the Plans with which it contracts. We estimate rebates for commercial and Medicare Part D payors based on the contractual discount percentage, the various payor mix for INVELTYS as well as future rebates that will be made for product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. We also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Such estimates are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Government Rebates

We are subject to discount obligations under Medicaid and other government programs. For Medicaid, reserves are based on actual payment history, and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Centers for Medicaid and Medicare Services. Our liability for these rebates consists of estimates of claims for the current period and estimated future claims that will be made for product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Co-pay Assistance Program

We offer a co-pay assistance program (the “co-pay program”), which is intended to provide financial assistance to patients who may or may not be covered by commercial insurance or who opt out of Medicare Part D programs. The calculation of accruals for the co-pay program is based on actual claims processed during the period as well as an estimate of the number and cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. Allowances for estimated co-pay claims are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Accounts Receivable, Net

Accounts receivable, net relates to amounts due from customers, net of applicable revenue reserves. Accounts receivable are typically due within approximately 65 days. We analyze accounts that are past due for collectability and provide an allowance for receivables when collection becomes doubtful. Given the nature and limited history of collectability of our accounts receivable, an allowance for doubtful accounts is not deemed necessary at December 31, 2019.

Inventory

We capitalize inventories manufactured in preparation for initiating sales of a product candidate when the related product candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales of the inventories. In determining whether or not to capitalize such inventories, we evaluate, among other factors, information regarding the product candidate’s safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales, including the existence of current or anticipated competitive drugs and the availability of reimbursement. In addition, we evaluate risks associated with manufacturing the product candidate, including the ability of our third-party suppliers to complete the validation batches, and the remaining shelf life of the inventories. Costs associated with manufacturing product candidates prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred.

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period, including quality control and assurance reserves for defective inventories, and we also write-down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenues, unless associated with our samples inventory, in which case the charges are recorded to selling, general and administrative expense. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of product revenues in the consolidated statements of operations.

Shipping and handling costs for product shipments are recorded as incurred in costs of revenues along with costs associated with manufacturing the product, and any inventory write-downs.

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

The standard was implemented using the required modified retrospective approach and we also elected to utilize the available practical expedients. In using the modified retrospective approach, we were required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. The adoption of this standard did not have a material impact on our consolidated statements of operations. On February 28, 2018 we entered into a lease for our new corporate headquarters located in Watertown, Massachusetts, which consists of 66,052 rentable square feet with an initial term of eight years and a five year renewal option.

Stock‑based Compensation and Common Stock Valuation

Stock‑based Compensation

We measure stock options and other stock‑based awards granted to employees and directors based on the fair value of the award on the date of the grant and recognize the corresponding compensation expense of those awards using the straight-line method, over the requisite service period, which is generally the vesting period of the respective award, and account for the effect of forfeitures as they occur.

We estimate the fair value of each stock option grant using the Black‑Scholes option‑pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk‑free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Common Stock Valuation

Prior to our IPO in 2017, there was no public market for our common stock. For awards granted prior to our IPO, the estimated fair value of our common stock was determined by our Board of Directors as of the date of each option grant, with input from management, considering our most recently available third‑party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third‑party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately‑Held‑Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either a hybrid method, which used market approaches to estimate our enterprise value, or a probability‑weighted expected return method, or PWERM, which used a combination of market approaches and a cost approach to estimate our enterprise value. The hybrid method is a

PWERM where the equity value in one or more of the scenarios is calculated using an option‑pricing method, or OPM. Under the PWERM methodology, the fair value of common stock was estimated based upon an analysis of future values for our company, assuming various outcomes. The common stock value was based on the probability‑weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome was discounted back to the valuation date at an appropriate risk‑adjusted discount rate and probability weighted to arrive at an indication of value for the common stock.

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

As of December 31, 2019, and 2018, we had $19.2 million and $21.1 million of total unrecognized compensation expense, which is expected to be recognized over a weighted average remaining vesting period of approximately 2.31 years and 2.84 years, respectively. We expect the impact of our stock‑based compensation expense for stock options to employees and non‑employee consultants to grow in future periods due to the potential increases in the value of our common stock and headcount.

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

Results of Operations

Comparison of the Years ended December 31, 2019 and 2018

The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018	Change
	(in thousands)
Product revenues, net	$6,074	$—	$6,074
Costs and expenses:
Cost of product revenues	2,008	—	2,008
Selling, general and administrative	65,015	35,431	29,584
Research and development	27,275	29,290	(2,015)
Total costs and expenses	94,298	64,721	29,577
Loss from operations	(88,224)	(64,721)	(23,503)
Other income (expense)
Interest income	2,357	1,687	670
Interest expense	(8,480)	(3,314)	(5,166)
Loss on extinguishment of debt	—	(390)	390
Total other expense	(6,123)	(2,017)	(4,106)
Net loss	$(94,347)	$(66,738)	$(27,609)

Product revenues, net

Product revenues, net was $6.1 million for the year ended December 31, 2019 and related to sales of INVELTYS, which we launched in the United States in January 2019. INVELTYS is our first product to receive regulatory approval. We did not generate any revenues from product sales prior to 2019. We expect product revenues to increase if and as we obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors.

Cost of product revenues

Cost of product revenues was $2.0 million for the year ended December 31, 2019. We began capitalizing inventory costs for INVELTYS after receipt of FDA approval of INVELTYS on August 22, 2018. Prior to receiving FDA approval, such costs were expensed as research and development expenses. Included in the cost of product revenues for the year ended December 31, 2019, is $0.2 million related to the write-off of certain INVELTYS units that did not pass quality inspection.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $65.0 million for the year ended December 31, 2019 compared to $35.4 million for the year ended December 31, 2018, an increase of $29.6 million. The increase was driven by a $18.4 million increase in employee-related costs during year ended December 31, 2019 comprised of a $17.5 million increase in expenses from an increase in employee headcount and merit-based pay, primarily driven by the hiring of our sales force and a $0.9 million increase in stock-based compensation expenses primarily related to stock options issued to our sales force. In addition, we incurred a $5.1 million increase in costs for sales and marketing and other activities primarily related to our executive, finance, human resource, legal, information technology, business development and support functions for the commercial launch of INVELTYS, a $2.6 million increase in sample costs, a $0.1 million increase in costs associated with legal, accounting and finance, a $2.6 million increase in facilities costs related to our Watertown Lease, which commenced in November 2018, along with a larger allocation of our overall facility costs related to this lease, $0.3 million of expense related to the milestone that was payable to JHU upon first commercial sale of INVELTYS and $0.4 million for the annual product fee for INVELTYS under the PDUFA program.

We anticipate that our selling, general and administrative expenses will increase in the future if and as we increase our administrative headcount to support our continued research activities and seek marketing approval for our lead product candidate, EYSUVIS and expand our salesforce if EYSUVIS receives regulatory approval.

Research and Development Expenses

The following table summarizes the research and development expenses incurred during the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018	Change
	(in thousands)
KPI-121 development costs	$12,323	$14,698	$(2,375)
Employee‑related costs	11,333	12,712	(1,379)
Other research and development costs	3,619	1,880	1,739
Total research and development	$27,275	$29,290	$(2,015)

Research and development expenses were $27.3 million for the year ended December 31, 2019 compared to $29.3 million for the year ended December 31, 2018, a decrease of $2.0 million. This decrease in research and development expenses was primarily due to a $2.4 million decrease in KPI-121 development costs driven by a decrease in the manufacturing cost of INVELTYS, which was recognized as research and development cost prior to FDA approval, and subsequently recognized as cost of product revenues, and a decrease related to our external cost for our Phase 3 clinical trial of INVELTYS for the treatment of inflammation and pain following ocular surgery. The KPI-121 development cost expense decreases were primarily offset by an increase in development costs related to STRIDE 3, which began in the third quarter of 2018. Also contributing to the decrease in research and development expenses was a $1.4 million decrease in costs related to employees that were engaged in product manufacturing activities and were classified under research and development prior to regulatory approval of INVELTYS and are now classified as manufacturing employees and, are accordingly being recorded in inventory and cost of product revenues. Partially offsetting these decreases in research and development expense was an increase in other research and development costs of $1.7 million, primarily related to our new Watertown location in 2019. We expect that our research and development costs will decrease in 2020 as compared to the year ended December 31, 2019 as a result of the completion of STRIDE 3. However, we expect that such costs will increase if and as we continue to advance our product candidates, including EYSUVIS, and conduct additional clinical trials.

Interest Income

Interest income was $2.4 million for the year ended December 31, 2019, compared to $1.7 million for the year ended December 31, 2018, an increase of $0.7 million. The increase was attributable to a higher interest rate and higher average cash balance during the year ended December 31, 2019 from the sale of shares of our common stock in an underwritten offering in October 2018 and proceeds from our Athyrium Credit Facility in October 2018, and to a lesser extent, the receipt of $8.4 million of net proceeds from the sale of our common stock from our ATM Offering during the third and fourth quarters of 2019.

Interest Expense

Interest expense was $8.5 million for the year ended December 31, 2019, compared to $3.3 million for the year ended December 31, 2018, an increase of $5.2 million. The increase was primarily due to the October 2018 draw down of $75.0 million under the Athyrium Credit Facility, which resulted in a higher outstanding debt balance for the year ended December 31, 2019.

Loss on extinguishment of debt

The loss of extinguishment of debt was $0.4 million for the year ended December 31, 2018. There was no loss on extinguishment of debt for the year ended December 31, 2019. Upon the repayment in full of the principal balance and related outstanding interest under the 2014 Debt Facility, the unamortized debt discount and prepayment penalty was recorded as loss on extinguishment of debt for the year ended December 31, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have been in the process of commercializing our first FDA-approved product, INVELTYS, and we did not generate revenue from sales of any product before 2019. We have funded our operations to date with public offerings of common stock, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants, and sales of our common stock under our ATM Offering.

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

On October 5, 2018, we sold 7,500,000 shares of our common stock in an underwritten offering pursuant to the Shelf Registration at a public offering price of $8.25 per share, before underwriting discounts and commissions. In addition, the underwriters were granted an overallotment option to purchase an additional 1,125,000 shares of the common stock at the same public offering price, less underwriting discounts and commissions. On October 11, 2018, the underwriters exercised in full their option to purchase the overallotment shares. The total number of shares sold in the offering was 8,625,000, resulting in our receipt of $66.1 million in net proceeds, after underwriting discounts and offering expenses.

In connection with the filing of the Shelf Registration, we entered into a sales agreement with Jefferies, LLC pursuant to which we may issue and sell, from time to time, up to an aggregate of $50.0 million of our common stock in at-the-market equity offerings, or the ATM Offering, through Jefferies, LLC, as sales agent. As of December 31, 2019, we had issued 2,592,934 shares of our common stock under our ATM Offering, resulting in our receipt of $13.1 million in net proceeds. In the period beginning January 1, 2020 through the date of this Annual Report on Form 10-K, we issued and sold an additional 583,411 shares of our common stock under our ATM Offering, resulting in our receipt of $2.2 million in net proceeds. As of December 31, 2019, there was approximately $36.4 million of shares of common stock remaining under the ATM Offering that we may issue and sell in the future and, excluding the funds designated to be offered under our ATM Offering, there was approximately $128.8 million of securities available to be issued under the Shelf Registration.

On October 1, 2018, we entered into a $110 million Athyrium Credit Facility. The Athyrium Credit Facility provides for a Term Loan A in the aggregate principal amount of $75.0 million, and an Athyrium Term Loan B in the aggregate principal amount of $35.0 million. On October 1, 2018, we borrowed the entire principal amount of the Term Loan A. We may draw down the Athyrium Term Loan B upon either (i) FDA approval of EYSUVIS for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020; however, we do not expect to satisfy either such condition on or prior to June 30, 2020 and, as a result, do not currently expect we will be eligible to draw down any of the Athyrium Term Loan B funds. The maturity date of the Athyrium Credit Facility is October 1, 2024. The Term Loan A bears interest at a rate of 9.875% per annum, with quarterly, interest-only payments until October 1, 2022. The unpaid principal amount of the Term Loan A is due and payable in quarterly installments starting at the end of the fourth anniversary of the loan.

Cash Flows

As of December 31, 2019 and 2018, we had $85.4 million and $170.9 million in cash on hand, respectively, and $75.0 million in indebtedness. The indebtedness in 2018 and 2019 represented the aggregate principal amount that was outstanding under the Athyrium Credit Facility.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(92,720)	$(54,121)
Net cash used in investing activities	(1,335)	(1,578)
Net cash provided by financing activities	8,982	124,104
Decrease in cash and restricted cash	$(85,073)	$68,405

Operating Activities

During the year ended December 31, 2019, our cash used in operating activities was primarily due to our net loss of $94.3 million, as we incurred selling, general and administrative costs associated with the commercialization of INVELTYS, which we launched in January 2019, and external research and development costs associated with our clinical trials for our lead product candidate, EYSUVIS. These costs were partially offset by non‑cash charges of $13.6 million, consisting primarily of $10.0 million in stock‑based compensation, $3.6 million related to leases, debt discount and depreciation, and net cash used by changes in our operating assets and liabilities of $11.9 million. The changes in our operating assets and liabilities of $11.9 million were primarily due to an increase of $11.6 million in accounts receivable and a $4.3 million increase in inventory from the commencement of INVELTYS sales in 2019, and a $1.2 million decrease in lease liabilities and other long-term liabilities primarily related to cash lease payments.  Partially offsetting these decreases in operating cash flows from operating assets and liabilities was a $6.9 million increase in accrued expenses and accounts payable. The increase in accrued expenses was primarily the result of accrued revenue reserves established for sales incentives, discounts and chargebacks related to INVELTYS sales in 2019.  The decrease in accounts payable was primarily a result of a decrease in volume of expenses related to our contract manufacturer, and a decrease in expenses incurred on behalf of our landlord for construction of our Watertown facility, partially offset by increases for sales incentives, discounts and chargebacks related to INVELTYS sales in 2019, and the timing of vendor invoices and payments.

During the year ended December 31, 2018, our cash used in operating activities was primarily due to our net loss of $66.7 million as we incurred external research and development costs associated with our clinical trials and selling, general and administrative costs partially offset by non‑cash charges of $10.2 million, consisting primarily of a $1.2 million related to amortization of the right-of-use assets, debt discount and depreciation, $8.6 million in stock‑based compensation, $0.4 million in loss for extinguishment of the 2014 Debt Facility and net cash provided by changes in our operating assets and liabilities of $2.4 million. The changes in our operating assets and liabilities of $2.4 million primarily due to an increase of $8.1 million in accrued expenses and accounts payable partially offset by a decrease of

$0.4 million in lease liabilities and other long-term liabilities primarily due to principal lease payments, and an increase of $5.3 million primarily driven by inventory related to INVELTYS and receivable related to the construction of our Watertown facility. The increase in accrued expenses was primarily a result of an increase in amounts accrued for compensation and benefits related expenses, contract manufacturing expense, payable related to the construction of our Watertown facility and professional services offset by lower accruals for clinical and regulatory consulting expenses for our clinical trials, and the increase in accounts payable was primarily a result of increase in volume of expenses related to our contract manufacturer, expenses incurred on behalf of our landlord for construction of our Watertown facility, and the timing of vendor invoices and payments.

Investing Activities

Net cash used in investing activities for all periods presented consists of purchases of property and equipment, primarily laboratory and manufacturing equipment. Purchases of property and equipment were $1.3 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively.

Financing Activities

Net cash provided by financing activities was $9.0 million for the year ended December 31, 2019, consisting of $8.4 million of net proceeds from the sale of shares of our common stock under the ATM Offering, and $0.6 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

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

Funding Requirements

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to prepare for commercialization of our lead product candidate, EYSUVIS, for the temporary relief of signs and symptoms of dry eye disease, as a result of increased headcount, including management personnel to support our manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. Our license agreement with JHU, under which we license certain of our patent rights and a significant portion of the technology for INVELTYS and EYSUVIS, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

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
•

pursue the preclinical and clinical development of product candidates, including our rTKI program, for use in the treatment of retinal diseases, and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of IOP increase and cataract formation;
•	seek regulatory approval for INVELTYS or any other product candidate outside of the United States
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

We expect to continue to incur significant expenses and operating losses for the next several years. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our existing cash on hand as of December 31, 2019, together with anticipated net revenue from sales of INVELTYS, will enable us to fund our planned operations, lease and debt service obligations, and capital expenditure requirements into the second quarter of 2021. This evaluation is based on our operating plan which includes projected net revenue from sales of INVELTYS. If we do not achieve our projected net revenue, we believe we have the ability to manage spending under this operating plan in order to fund operations into the second quarter of 2021. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected net revenue, may change as a result of many factors currently unknown to us.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

•	successfully growing INVELTYS revenues, including by further developing our sales force, marketing and distribution capabilities;
•	achieving an adequate level of market acceptance ,and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for INVELTYS and any other products we commercialize;
•	obtaining and maintaining marketing approval for EYSUVIS or any other product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including EYSUVIS;
•	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval;
•	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval; and
•	obtaining, maintaining and protecting our intellectual property rights.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. The lenders under our Athyrium Credit Facility are currently entitled to exercise warrants for up to 184,660 shares of common stock. Although we do not expect to be able to do so, if we draw down on the remaining $35.0 million of potentially available borrowings under our Athyrium Credit Facility, the lenders thereunder will be entitled to exercise warrants for up to an additional 86,175 shares of our common stock. Your ownership interest will be diluted to the extent any such warrants are exercised. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Athyrium Credit Facility may limit our ability to obtain additional debt financing. Under our Athyrium Credit Facility, we are also restricted from paying dividends on our common stock without the lenders’ consent.

We will need to raise additional capital in the future to advance our business. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or current or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any investments as of December 31, 2019.  As of December 31, 2019, the aggregate principal outstanding under the Athyrium Credit Facility was $75.0 million, which bears interest at a fixed rate of 9.875% per annum.

Item 8.       Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-27 of this Annual Report on Form 10-K.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

As an “emerging growth company”, as defined in the JOBS Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 11.       Executive Compensation

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 14.       Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

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

4. 3*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act
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

10.3+	Amended and Restated 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on May 9, 2019)
10.4+	2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S‑1/A (File No. 333‑218936) filed on July 10, 2017)
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

10.30+	Form of Amendment to Offer Letters (incorporated by reference to Exhibit 10.30 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 12, 2019)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.

†     Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+     Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC..

Dated: February 12, 2020	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer, President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Iwicki Mark Iwicki	President, Chief Executive Officer and Chairman of Board of Directors (Principal Executive Officer)	February 12, 2020

/s/ Mary Reumuth Mary Reumuth	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2020

/s/ Gregory Grunberg Gregory Grunberg, M.D.	Director	February 12, 2020

/s/ Andrew I. Koven Andrew I. Koven	Director	February 12, 2020

/s/ Robert Paull Robert Paull	Director	February 12, 2020

/s/ Gregory Perry Greg Perry	Director	February 12, 2020

/s/ Howard Rosen Howard Rosen	Director	February 12, 2020

/s/ Rajeev Shah Rajeev Shah	Director	February 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kala Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kala Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 12, 2020

We have served as the Company's auditor since 2013.

PART I – FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018

Assets
Current assets:
Cash	$85,449	$170,898
Accounts receivable, net	11,563	—
Inventory	4,648	4,095
Prepaid expenses and other current assets	3,824	2,035
Total current assets	105,484	177,028
Non-current assets:
Property and equipment, net	2,698	2,166
Long-term inventory	3,778	—
Right-of-use assets	29,781	29,566
Restricted cash	12,582	12,206
Total assets	$154,323	$220,966
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,518	$5,446
Accrued expenses and other current liabilities	20,929	11,101
Current portion of lease liabilities	1,327	463
Total current liabilities	24,774	17,010
Long-term liabilities:
Long-term lease liabilities - less current portion	28,673	28,752
Long-term debt	71,184	70,226
Total long-term liabilities	99,857	98,978
Total liabilities	124,631	115,988
Commitments and Contingencies (Note 14)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 36,086,254 and 33,863,077 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	36	34
Additional paid-in capital	325,112	306,053
Accumulated deficit	(295,456)	(201,109)
Total stockholders' equity	29,692	104,978
Total liabilities and stockholders' equity	$154,323	$220,966

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2019	2018

Product revenues, net	$6,074	$—
Costs and expenses:
Cost of product revenues	2,008	—
Selling, general and administrative	65,015	35,431
Research and development	27,275	29,290
Total costs and expenses	94,298	64,721
Loss from operations	(88,224)	(64,721)
Other income (expense):
Interest income	2,357	1,687
Interest expense	(8,480)	(3,314)
Loss on extinguishment of debt	—	(390)
Total other expense	(6,123)	(2,017)
Net loss	$(94,347)	$(66,738)
Net loss per share—basic and diluted	$(2.76)	$(2.49)
Weighted average shares outstanding—basic and diluted	34,209,756	26,753,906

The accompanying notes are an integral part of these consolidated financial statements

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2018	24,538,309	$25	$224,025	$(134,371)	$89,679
Common stock offering, net of issuance cost and underwriting fees of $5.0 million	8,625,000	9	66,123		66,132
At the market offering, net of sales agent commission and fees of $0.1 million	518,135	—	4,634		4,634
Issuance of equity classified warrants, net of issuance cost			1,900		1,900
Exercise of stock options	181,633	—	530		530
Stock-based compensation expense			8,841		8,841
Net loss				(66,738)	(66,738)
Balance as of December 31, 2018	33,863,077	$34	$306,053	$(201,109)	$104,978
At the market offering, net of sales agent commission and fees of $0.3 million	2,074,799	2	8,423		8,425
Exercise of stock options	24,714	—	42		42
Issuance under employee stock purchase plan	123,664	—	545		545
Stock-based compensation expense			10,049		10,049
Net loss				(94,347)	(94,347)
Balance as of December 31, 2019	36,086,254	$36	$325,112	$(295,456)	$29,692

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(94,347)	$(66,738)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	843	352
Non-cash operating lease cost	1,773	603
Loss on extinguishment of debt	—	390
Amortization of debt discount and other non-cash interest	958	274
Stock-based compensation	9,991	8,615
Change in operating assets and liabilities:
Accounts receivable	(11,563)	—
Prepaid expenses and other current assets	(1,789)	(1,387)
Inventory	(4,271)	(3,868)
Accounts payable	(2,770)	4,088
Accrued expenses and other current liabilities	9,630	3,968
Lease liabilities and other long-term liabilities	(1,175)	(418)
Net cash used in operating activities	(92,720)	(54,121)
Cash flows from investing activities:
Purchases of property and equipment	(1,335)	(1,578)
Net cash used in investing activities	(1,335)	(1,578)
Cash flows from financing activities:
Proceeds from common stock offerings, net of underwriters' discounts and offering cost	8,425	70,766
Proceeds from venture debt, net of debt issuance costs of $0 and $50	—	2,728
Proceeds from issuance of debt and warrants, net of debt issuance costs of $0 and $3,073	—	71,927
Payment of principal and prepayment penalty on venture debt	—	(21,847)
Payment of principal on finance lease	(30)	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	587	530
Net cash provided by financing activities	8,982	124,104
Net decrease in cash and restricted cash:	(85,073)	68,405
Cash and restricted cash at beginning of period	183,104	114,699
Cash and restricted cash at end of period	$98,031	$183,104
Reconciliation of cash and restricted cash:
Cash and restricted cash at end of period	$98,031	$183,104
Less restricted cash	(12,582)	(12,206)
Cash at end of period	$85,449	$170,898
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for finance lease obligation	$136	$—
Purchases of property and equipment in accrued expenses	195	—
Purchases of property and equipment in accounts payable	—	155

Supplemental disclosure:
Cash paid for interest	$7,522	$3,041
Right-of-use assets obtained in exchange of operating lease obligations	1,852	29,427

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of business

Nature of Business— Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. The Company has applied its AMPPLIFY® mucus-penetrating particle (“MPP”) Drug Delivery Technology to loteprednol etabonate (“LE”), a corticosteroid designed for ocular applications, resulting in the U.S. Food and Drug Administration’s (the “FDA”) approval of INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1% as the first and only topical twice-daily ocular corticosteroid for treatment of post-operative inflammation and pain following ocular surgery, and the development of its lead product candidate, KPI-121 0.25%, which if approved it plans to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the temporary relief of the signs and symptoms of dry eye disease. In October 2018, the Company submitted a New Drug Application (“NDA”) to the FDA for EYSUVIS. In August 2019, the Company announced that it received a complete response letter (“CRL”) from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, the Company initiated an additional Phase 3 clinical trial (“STRIDE 3”) (STRIDE- Short Term Relief In  Dry Eye), in the third quarter of 2018, which the Company expects will serve as the basis for its response to the CRL. The Company is targeting topline data for STRIDE 3 in the first quarter of 2020 and resubmission of the NDA in the second quarter of 2020. The Company is evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the temporary relief of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. The Company is also evaluating compounds in its receptor Tyrosine Kinase Inhibitor program (the “rTKI program”), that inhibit the vascular endothelial growth factor (“VEGF”), pathway, for the potential treatment of a number of retinal diseases and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating  the risk of IOP increase and cataract formation.

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

October 2018 and Subsequent Financings—  On August 9, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 27, 2018 (the “Shelf Registration”). Under the Shelf Registration, the Company may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the Shelf Registration becoming effective. On October 5, 2018, the Company sold 7,500,000 shares of the Company’s common stock (the “Shares”) in an underwritten offering pursuant to the Shelf Registration at a public offering price of $8.25 per share, before underwriting discounts and commissions. In addition, the underwriters were granted an overallotment option to purchase an additional 1,125,000 shares of the common stock at the same public offering price, less underwriting discounts and commissions (the “Overallotment Shares”). On October 11, 2018, the underwriters exercised in full their option to purchase the Overallotment Shares. The total number of Shares and Overallotment Shares sold by the Company in the offering was 8,625,000 shares, resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $66.1 million.

In connection with the filing of the Shelf Registration, the Company entered into a sales agreement with Jefferies, LLC (the “Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $50.0 million of its common stock in an at-the-market equity offering (“ATM Offering”) through Jefferies, LLC, as sales agent. As of December 31, 2019, the Company issued 2,592,934 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of approximately $13.1 million. In the period beginning January 1, 2020 through the issuance date of these consolidated financial statements, the Company issued and sold an additional 583,411 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of approximately $2.2 million. As of December 31, 2019, there was approximately $36.4 million shares of common stock remaining under the ATM Offering that the Company may issue and sell in the future and, excluding the funds designated to be offered under the ATM Offering, there was approximately $128.8 million of securities available to be issued under the Shelf Registration.

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”), with Athyrium Opportunities III Acquisition LP (“Athyrium”). The Athyrium Credit Facility provides for a Term Loan A in the aggregate principal amount of $75.0 million (the “Athyrium Term Loan A”), and a Term Loan B in the aggregate principal amount of $35.0 million (the “Athyrium Term Loan B”). On October 1, 2018, the Company borrowed the entire principal amount of the Athyrium Term A Loan. The Company may draw down the Athyrium Term Loan B upon either (i) FDA approval of EYSUVIS for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020; however, the Company does not expect to satisfy either such condition on or prior to June 30, 2020 and, as a result, does not currently expect that it will be eligible to draw down any of the Athyrium Term Loan B funds.

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

Basis of Presentation—The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated only limited revenues to date from product sales and has incurred recurring losses and negative cash flows from operations, including a net loss of $94.3 million and $66.7 million, for the years ended December 31, 2019 and 2018, respectively, and used cash in operations of $92.7 million and $54.1 million, in the years ended December 31, 2019 and 2018, respectively. The Company has financed its operations to date primarily through proceeds from its initial public offering of common stock (“IPO”), private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants, public offerings of common stock and sales of its common stock under its ATM Offering facility. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and commercialize INVELTYS.

The Company expects to continue to incur significant expenses and operating losses for the next several years. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. The Company also expects that its existing cash on hand as of December 31, 2019, together with anticipated net revenue from sales of INVELTYS, will enable it to fund its planned operations, lease and debt service obligations, and capital expenditure requirements for at least 12 months from the date of these consolidated financial statements. This evaluation is based on the Company’s current operating plan which include projected net revenue from sales of INVELTYS. If the Company does not achieve its projected net revenue, it believes it has the ability to manage spending under its operating plan in order to fund operations for at least 12 months from the date of these consolidated financial statements. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, the Company could deplete its available capital resources sooner than it currently expects. The Company has based these estimates on assumptions that may prove to be wrong, and the Company’s operating projections including its projected net revenue, may change as a result of many factors currently unknown.

 Reclassifications— Certain reclassifications, primarily related to gross deferred tax assets and liabilities, have been made to prior period amounts to conform to the current period financial statement presentation.

Use of Estimates— The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions relied upon in preparing these consolidated financial statements relate to, but are not limited to, revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock compensation, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

Product Revenues, Net— The Company sells INVELTYS, its topical twice-a-day ocular steroid for the treatment of inflammation and pain following ocular surgery, to wholesalers and/or specialty distributors in the United States (collectively, “Customers”). These Customers subsequently resell the Company’s products to specialty and other retail pharmacies. In addition to agreements with Customers, the Company enters into arrangements with payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of our product.

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

Performance Obligations

The Company determined that performance obligations are satisfied and revenue is recognized when a customer takes control of the Company’s product, which occurs at a point in time. This generally occurs upon delivery of the products to customers, at which point the Company recognizes revenue and records accounts receivable. Payment is typically received 70 to 90 days after satisfaction of the Company’s performance obligations.

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns. The Company will estimate the amount of variable consideration that should be included in the transaction price. These estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. These provisions reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in net sales only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. In general, performance obligations do not include any estimated amounts of variable consideration that are constrained. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the year ended December 31, 2019:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)

Balance at January 1, 2019	$-	$-	-
Provision related to current period sales	4,031	321	24,812
Credit/payments made	(2,248)	(141)	(14,768)
Balance at December 31, 2019	$1,783	$180	$10,044

(1)

Trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Consolidated Balance Sheets.

(2)

Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

(3)

Rebates and incentives includes managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

As of December 31, 2019, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Accounts Receivable, net—  Accounts receivable are reported on the consolidated balance sheets at outstanding amounts due from Customers for product sales. The Company deducts sales discounts for prompt payments and contractual fees for service arrangements, and chargebacks from accounts receivable. The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of Customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible.

The Company recorded no allowance for doubtful accounts as of December 31, 2019. The Company recorded an allowance of approximately $1.8 million for expected sales discounts, related to prompt pay discounts and contractual fee for service arrangements, to wholesalers and distributors as of December 31, 2019.

Cost of Product Revenues—The cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, and other manufacturing overhead costs. The Company expenses cost of product revenues related to product candidates as research and development expenses prior to regulatory approval in the respective territory. The Company received U.S. regulatory approval for INVELTYS on August 22, 2018.

Cash and Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Three Customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2019. These Customers comprised 41%, 35% and 23% of the accounts receivable balance, respectively, as of December 31, 2019. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balances is collectible as of December 31, 2019. The same three Customers comprised 10% or more of the Company’s revenue during the year ended December 31, 2019. These Customers comprised 39%, 33% and 26% of revenue, respectively. The Company has no financial instruments with off‑balance sheet risk of loss.

Restricted Cash—As of December 31, 2019 and 2018, the Company had restricted cash of $12.6 million and $12.2 million, respectively, which represents cash held to satisfy its financial covenant (See Note 8) and serve as collateral for the Company’s vehicle fleet lease, credit cards and its facility lease in Watertown, Massachusetts. This cash is classified as a non-current asset in the accompanying consolidated balance sheets.

Inventory—Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out (“FIFO”) method. Costs include amounts related to third party manufacturing, transportation, internal labor and overhead. Capitalization of costs as inventory begins when the product has received regulatory approval. The Company expenses inventory costs related to product candidates as research and development expenses prior to regulatory approval in the respective territory, even if this inventory may later be sold. For INVELTYS, capitalization of costs as inventory began upon U.S. regulatory approval on August 22, 2018. Inventory produced that will be used in a promotional sample program is expensed to selling, general and administrative expense when it is selected for use and shipped as part of a marketing program. Long-term inventory includes inventory with an anticipated sale or consumption beyond one year based on the Company’s forecasted expectations.

Leases—At the inception of an arrangement the Company determines whether the arrangement is or contains a lease. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one-year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

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

Impairment of Long‑Lived Assets—Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, the assets are recorded at the lesser of the carrying value or fair value. For the years ended December 31, 2019 and 2018, no impairments were recorded.

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

Accrued Expenses— The Company accrues for variable consideration related to rebates, sales incentives and allowances, distribution service fees, and returns. Such estimates are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of the accrued expense.  The Company also accrues expenses related to development activities performed by third parties based on an evaluation of services received and efforts expended pursuant to the terms of the contractual arrangements. Payments under some of these contracts depend on clinical trial milestones. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual or prepaid expense accordingly.

Stock‑Based Compensation—The Company accounts for all stock‑based awards granted as compensation expense at fair value. The Company generally issues stock option awards with the measurement date for awards as the date of grant. Stock‑based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight‑line basis. Stock‑based compensation is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided, or capitalized with inventory until related expense is recognized.

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

Income Taxes—Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, and warrants. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2019 and 2018.

Comprehensive Loss—Comprehensive loss is equal to net loss for the periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) effective January 1, 2018. ASU 2014-09 states that an entity should recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB subsequently issued amendments to ASU 2014-09 that had the same effective date of

January 1, 2018. Revenue from sales of INVELTYS, as well as any other future revenue arrangements, are and will be recognized under the provisions of ASU 2014-09. While the Company adopted ASU 2014-09 effective January 1, 2018, the Company did not generate any revenue from product sales prior to 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 substantially aligns accounting for share-based payments to employees and non-employees. This ASU became effective for annual periods beginning after December 15, 2018, including interim periods within that period, and early adoption is permitted. The new standard was effective on January 1, 2019 and the adoption of ASU 2018-07 did not have an impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning December 1, 2020 and subsequent interim periods. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement  (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15,  Intangibles - Goodwill and Other - Internal-Use Software -Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3: Inventory

Current and long-term inventory consist of the following (in thousands):

	December 31,	December 31,
	2019	2018

Raw materials	$1,387	$350
Work in progress	4,166	3,357
Finished goods	2,873	388
Total inventory	$8,426	$4,095

As of December 31, 2019, the Company had $4.6 million of current inventory and $3.8 million of long-term inventory. As of December 31, 2018, the Company had $4.1 million of current inventory and no long-term inventory.

Note 4: Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets, consists of the following (in thousands):

	December 31,	December 31,
	2019	2018

Insurance	$906	$532
Deposits	699	—
Non-trade receivables	1,535
Receivable for construction related to facility	—	1,026
Other	684	477
Prepaid expenses and other current assets	$3,824	$2,035

Note 5: Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,	December 31,
	2019	2018

Equipment	$2,627	$2,400
Leasehold improvements	356	114
Computer hardware and software	892	599
Furniture and office equipment	1,144	67
Construction in progress	195	804
Property and equipment—at cost	5,214	3,984
Less: Accumulated depreciation	(2,516)	(1,818)
Property and equipment—net	$2,698	$2,166

Depreciation expense for the years ended December 31, 2019 and 2018 was $0.8 million and $0.4 million respectively.

Note 6: Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2019	2018

Compensation and benefits	$6,502	$5,352
Accrued revenue reserves (1)	9,482	—
Development costs	1,600	1,223
Professional services	760	1,019
Commercial cost	930	1,722
Contract manufacturing	630	434
Payable related to construction of facility	—	1,026
Other	1,025	325
Accrued expenses	$20,929	$11,101

(1)	As of December 31, 2019, $0.7 million of additional revenue reserves were in accounts payable.

Note 7: Lease

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

On February 28, 2018, the Company entered into a lease agreement with 480 Arsenal Group LLC (the “Arsenal Group”) for the lease of a portion of the building located at 490 Arsenal Way Watertown, Massachusetts (the “Watertown Lease”). The initial term of the Watertown Lease is eight years with an option to extend for an additional five years, which are recognized as part of our right of use asset and lease liability. The Company occupied the premises in Watertown in early 2019 as its corporate headquarters and for research and development. The lease commencement date was November 15, 2018 and the Company concluded that it controlled the space, as of the lease commencement date.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Watertown Lease.

•

Expected lease term - The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods where failure to exercise such options would result in an economic penalty.

•

Incremental borrowing rate- As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate  derived from the fair value analysis of the Company’s Athyrium Credit Facility and adjusting it for factors that reflect the profile of secured borrowing over the expected term of the lease.

The Company recognized the right-of-use asset and corresponding lease liability, by calculating the present value of lease payments, discounted at 9.9%, the Company’s estimated incremental borrowing rate, over the 13 year expected term.  As of December 31, 2019, the remaining lease term on the Watertown Lease was 11.83 years. Variable lease expense for the Watertown Lease, includes real estate taxes, common area maintenance, and management fees.

In connection with the Watertown Lease, the Company issued a letter of credit to the Arsenal Group for $2.0 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash on the Consolidated Balance Sheets.

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it currently leases 65 vehicles. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $0.5 million, which is reported as restricted cash on the Consolidated Balance Sheet. The Vehicle Fleet Lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019. As of December 31, 2019, the remaining lease term was 2.2 years.

The components of lease expense and related cash flows were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Lease cost
Operating lease cost	$4,614	$1,099
Short-term lease cost	—	183
Variable lease cost	1,766	83
Total lease cost	$6,380	$1,365

Operating cash outflows from operating leases	$5,445	$988

Maturities of lease liability due under these lease agreements as of December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Operating Lease Obligations (1)	Finance Lease Obligation (2)	Total
2020	$4,141	$41	$4,182
2021	4,233	41	4,274
2022	4,021	41	4,062
2023	3,960	—	3,960
2024	4,079	—	4,079
Thereafter	31,336	—	31,336
Present value adjustment	(21,877)	(16)	(21,893)
Present value of lease payments	$29,893	$107	$30,000

(1)	Future minimum lease payments under the Company’s Watertown Lease and its Vehicle Fleet Lease.

Future minimum lease payments under the Company’s finance lease obligation.

(2) Future minimum lease payments under the Company's finance lease obligation.

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

In connection with the 2014 Debt Facility, the Company issued warrants that can be exercised into common stock that expire between April 2021 and October 2026 (see Note 9).

Under the terms of the 2014 Debt Facility, the borrowings accrued interest at an annual rate equal to 3.00% above the Prime Rate then in effect. The applicable interest rate for the outstanding principal balance was 8.25% as of the repayment date of October 1, 2018. The Company recognized interest expense of $1.2 million related to the 2014 Debt Facility during the year ended December 31, 2018, which consisted of amortization of the debt discount of $0.1 million, and contractual coupon interest of $1.1 million.

On October 1, 2018, the Company repaid the outstanding principal balance under the 2014 Debt Facility of $20.0 million. In connection with the repayment of the 2014 Debt Facility, the Company paid a prepayment fee of $0.2 million.

Athyrium Credit Facility

On October 1, 2018, the Company entered into a $110.0 million Athyrium Credit Facility with Athyrium. The Athyrium Credit Facility provides for an Athyrium Term Loan A in the aggregate principal amount of $75.0 million, and an Athyrium Term Loan B in the aggregate principal amount of $35.0 million. On October 1, 2018, the Company borrowed the entire principal amount of the Athyrium Term Loan A. The Company may draw down the Athyrium Term Loan B upon either (i) FDA approval of EYSUVIS for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case on or prior to June 30, 2020; however, the Company does not expect to satisfy either such condition on or prior to June 30, 2020 and, as a result, does not currently expect that it will be eligible to draw down any of the Athyrium Term Loan B funds. The maturity date of the Athyrium Credit Facility is October 1, 2024, the six-year anniversary of the close.

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

The Athyrium Credit Facility includes two features upon the event of default requiring (1) additional interest rate upon an event of default accrued at an additional 3%, or a total interest rate of 12.875%, and (2) the lender has a right to declare all outstanding principal and interest immediately payable. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of December 31, 2019. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the consolidated statements of operations.

The Athyrium Credit Facility is secured by a pledge of substantially all of the Company’s assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability to, among other things, incur and prepay additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, change in the nature of business, enter into sale and leaseback transactions, make distributions, and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Athyrium Credit Facility also contains a financial covenant requiring the Company to maintain at least $10.0 million of cash and cash equivalents. As of December 31, 2019, the Company was in compliance with the covenants.

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

In addition, the Company paid certain fees to Athyrium and another third party service provider in the aggregate amount of $3.0 million. These fees paid Athyrium were recorded as a debt discount while the fees paid to the other third party service provider were recorded as debt issuance cost, respectively, in the aggregate amount of $3.0 million. These costs, along with the fair value of Warrant of $1.9 million are being amortized using the effective interest method over the term of the Athyrium Credit Facility. The amortization of debt discount and debt issuance cost is included in interest expense within the Consolidated Statements of Operations. As of December 31, 2019, the effective interest rate was 11.63%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs. During the year ended December 31, 2019, the Company recognized interest expense of $8.3 million which consisted of amortization of the debt discount of $0.8 million, and the contractual coupon interest expense of $7.5 million.

The components of the carrying value of the debt consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Principal loan balance	$75,000	$75,000
Unamortized debt discount and issuance cost	(3,999)	(4,806)
Cumulative accretion of exit fee	183	32
Long-term debt, net	$71,184	$70,226

The future annual principal payments due under the Athyrium Credit Facility as of December 31, 2019 were as follows (in thousands):

Years Ending December 31,
2020	$—
2021	—
2022	16,665
2023	33,330
2024	25,005
Total	$75,000

Note 9: Warrants

The Company has issued warrants in connection with debt transactions that were completed prior to 2017 (see Note 8).

In connection with and in consideration for the commitment of the Athyrium Credit Facility, on October 1, 2018, the Company issued to Athyrium the Warrant as described in Note 8.

The following table summarizes the common stock warrants outstanding as of December 31, 2019 and December 31, 2018, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	December 31,	December 31,
Issued	Price	Date	From	2019	2018
2013	$7.50	April 2021	July 2017	82,816	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
2018	$12.18	October 2025	(1)	—	—
				297,988	297,988

(1)	As of December 31, 2019, warrants outstanding to acquire 86,175 of common stock are not exercisable and are only exercisable upon draw down of Athyrium Term Loan B.

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

 The carrying value of cash, restricted cash, accounts payable and accrued expenses approximate their fair value due to the short‑term nature of these assets and liabilities. Management believes that the Company’s long‑term debt (See Note 8) bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value of long‑term debt, also approximates its fair value. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement. There were no transfers between fair value measurement levels during the year ended December 31, 2019 or December 31, 2018.

Note 11: Common and Preferred Stock

Preferred Stock

The Company was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2019 and 2018. There was no preferred stock outstanding as of December 31, 2019 and 2018.

Common Stock

The Company was authorized to issue up to 120,000,000 shares of common stock with a $0.001 par value per share as of December 31, 2019 and 2018. The Company had 36,086,254 and 33,863,077 shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively.

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Each election of directors by our stockholders will be determined by a plurality of the votes cast by the stockholders entitled to vote on the election. Holders of common stock are entitled to receive proportionately any dividends as may be declared by our Board, subject to any preferential dividend rights of outstanding preferred stock that we may issue in the future.

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

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock that we may issue in the future.

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

Dividends

Subject to the payment in full of all preferential dividends to which the holders of preferred stock may be entitled, the holders of common stock shall be entitled to receive dividends out of funds legally available therefor at such times and in such amounts as the Board may determine in its sole discretion, with holders of preferred stock and common stock sharing pari passu in such dividends.

Liquidation Rights

Upon any liquidation, after the payment or provision for payment of all debts and liabilities of the Company and all preferential amounts to which the holders of preferred stock may be entitled with respect to the distribution of assets in liquidation, the holders of common stock shall be entitled to share ratably in the remaining assets of the Company available for distribution.

Reserved Shares

As of December 31, 2019 and 2018, the Company has reserved shares of common stock for issuance upon exercise of rights under warrants, under the Amended and Restated 2017 Employee Stock Purchase Plan (as amended, the “ESPP”) and upon the exercise of stock options as follows (see Note 12):

	December 31,	December 31,
	2019	2018

Warrant rights to acquire Common Stock	384,163	384,163
ESPP	438,307	223,341
Outstanding inducement stock option awards	705,500	498,000
2009 Plan	2,530,586	2,563,072
2017 Plan	4,429,849	3,130,910
Total	8,488,405	6,799,486

Note 12: Stock-based Compensation

Stock Incentive Plans

In December 2009, the Board adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors.

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective, and as a result no further awards will be made under the 2009 Plan. The 2017 Plan was established to provide equity based ownership opportunities for employees, officers, directors, consultants, and advisors. As of December 31, 2019, there were 146,942 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to an additional 2,530,586 shares, which is the number of shares issuable pursuant to outstanding awards granted under the 2009 Plan.

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

Inducement Stock Option Awards

During the year ended December 31, 2019, the Company granted non-statutory stock options to purchase an aggregate of 207,500 shares of the Company’s common stock to new employees. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ hire date and the remaining 75% of the shares underlying each option award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2017 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of option activity for employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the year ended December 31, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding at January 1, 2019	5,111,690	$8.96	8.0	$3,771
Granted	2,637,175	4.90
Exercised	(24,714)	1.70
Forfeited	(271,075)	11.33
Outstanding at December 31, 2019	7,453,076	$7.46	7.7	$1,313
Vested or expected to vest at December 31, 2019	7,453,076	$7.46	7.7	$1,313
Options exercisable at December 31, 2019	4,076,113	$7.02	6.8	$1,170

The Company records stock‑based compensation related to stock options granted at fair value. The Company utilizes the Black‑Scholes option‑pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock‑based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted in the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019			2018
Expected volatility	81%	–	84%	80%	–	115%
Risk-free interest rate	1.44%	–	2.58%	2.63%	–	2.96%
Expected dividend yield		0%			0%
Expected term (in years)	5.27	–	6.63	5.27	–	6.13

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

The weighted average grant-date fair value of options granted during the years ended December 31, 2019 and 2018, was $3.45 and $9.05,  respectively. The fair value is being recognized over the vesting period of the options on a straight-line basis as the services are being provided. As of December 31, 2019 and 2018, there was $19.2 million and $21.1 million of unrecognized compensation cost related to the stock options granted, which is expected to be recognized over a weighted-average period of 2.31 years and 2.84 years, respectively. Stock-based compensation recognized was classified in the consolidated statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2019	2018

Cost of product revenues	$268	$—
Research and development	2,844	2,660
Selling, general and administrative	6,879	5,955
Total	$9,991	$8,615

For the year ended December 31, 2019, stock-based compensation expense for the Company’s manufacturing employees related to INVELTYS manufactured since the FDA approval of $0.1 million, has been capitalized into inventory as a component of overhead.

The Company received cash proceeds from the exercise of stock options of $42,000 and $0.5 million during the years ended December 31, 2019 and 2018, respectively. The total intrinsic value of options exercised for the year ended December 31, 2019 and 2018, was $0.1 million and $1.3 million, respectively.

Employee Stock Purchase Plan

In 2017, the Company approved the 2017 Employee Stock Purchase Plan, which was amended and restated in December 2018 (as amended, the “ESPP”), under which participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. During the year ended December 31, 2019, employees of the Company purchased an aggregate of 123,664 shares under the ESPP. The second offering period for 2019 ended on December 31, 2019. In January 2020, employees of the Company purchased an aggregate of 85,553 shares under the ESPP. The Company recorded $0.3 million of stock-based compensation expense related to the ESPP for the year ended December 31, 2019. There were no purchases under the ESPP for the year ended December 31, 2018.

Note 13: Income Taxes

The Company has had no income tax expense due to operating losses incurred for the years ended December 31, 2019 and 2018. The Company has also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
Effect of:
Change in valuation allowance	(25.8)	(28.5)
State income taxes, net of federal benefit	4.3	5.9
Research and development tax credits	1.0	2.7
Other	(0.5)	(1.1)
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$49,018	$46,933
Research and development tax credit carryforwards	6,250	5,070
Stock-based compensation	5,414	3,010
Lease liabilities	9,369	8,280
Other	2,467	1,318
Capitalized research and development and start-up expenditures	6,733	193
Total deferred tax assets	$79,251	$64,804
Deferred tax liabilities:
Right-of-use assets	(9,178)	(8,221)
Total deferred tax liabilities	$(9,178)	$(8,221)
Valuation allowance	$(70,073)	$(56,583)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019 and 2018. The valuation allowance increased by $13.5 million in 2019 due to an increase in the net operating loss carryforwards and research and development tax credits, partially offset by limitations caused by ownership changes under the provisions of 382. Management reevaluates the positive and negative evidence at each reporting period.

At December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of $168.8 million and $165.0 million, respectively, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. At December 31, 2019 and 2018, the Company had state net operating loss carryforwards of $171.8 million and $156.4 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2030. As of December 31, 2019 and 2018, the Company also had federal and state research and development credit carryforwards of approximately $6.3 million and $5.1 million, respectively, which are available to reduce future income taxes, if any, from 2030 through 2039 (federal) and 2025 through 2034 (state).

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company previously determined that an ownership change occurred as of April 2016, and such change did not materially impact the Company’s ability to utilize its net operating loss carryforwards and research and development tax credits as of that date to offset future tax liabilities. The Company recently completed an analysis and determined that an additional ownership change occurred and that such change has materially limited the net operating loss carryforwards and research and development tax credits available to offset future tax liabilities.

The Company files its corporate income tax returns in the United States and various states. All tax years since the date of incorporation remain open to examination by the major taxing jurisdictions (state and federal) to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (‘‘IRS’’) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax year.

As of December 31, 2019 and 2018 the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2019 and 2018.

Note 14: Commitments and Contingencies

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $37,500. Upon the launch of INVELTYS, the annual minimum payment increased to $0.1 million. The Company is obligated to pay JHU a tiered royalty rate in the low single-digits on net annual sales of the licensed products. The Company also has an obligation to pay JHU certain one‑time development and commercial milestone payments. During the year ended December 31, 2019, the Company paid JHU $0.4 million related to the first commercial sale milestone and subsequent royalties.

The Company also recorded expenses totaling $0.3 million for each of the years ended December 31, 2019 and 2018, respectively, primarily related to the prosecution and maintenance costs on the JHU patent rights licensed to the Company.

The Company’s minimum obligations due under its license agreements as of December 31, 2019, are as follows (in thousands):

Years Ending December 31,
2020	$113
2021	113
2022	113
2023	113
2024	113
Thereafter	1,012
Total minimum license payments	$1,577

Other Commitments — The Company entered into a commercial supply agreement with Catalent Pharma Solutions, LLC to manufacture commercial supplies of INVELTYS and EYSUVIS, with annual minimum purchase requirements. The Company is subject to these minimum purchase requirements upon receiving an approval for commercial sale for the approved product.

The Company has the following minimum purchase obligations for INVELTYS (in thousands):

Years Ending December 31,
2020	$801
2021	1,173
2022	1,173
2023	1,173
2024	880
Thereafter	1,155
Total minimum purchase commitments	$6,355

Litigation—The Company is not currently subject to any material legal proceedings.

Guarantees and Indemnifications—The Company’s Certificate of Incorporation authorizes the Company to indemnify and advance expenses to its officers and directors and agents to the fullest extent permitted by law. The Company leases office space under a non-cancelable operating lease, pursuant to which the Company is required to indemnify the landlord against claims, actions, or damages incurred in connection with, among other items, the Company’s occupancy and use of the premises.

The Company’s equity agreements and certain other arrangements include standard indemnifications against claims, actions, or other matters that may arise in connection with these arrangements.

As of December 31, 2019 and 2018, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and has no amount accrued related to these contingencies. The Company does not expect these indemnifications to have a material adverse effect on these consolidated financial statements.

Note 15: Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the ‘‘401(k) Plan’’) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits.

The Company made discretionary matching contributions of $0.5 million and $0.2 million to the 401(k) Plan during for the year ended December 31, 2019 and 2018, respectively.

Note 16: Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(in thousands, except per share data)
Product revenues, net	$1,386	$2,057	$1,451	$1,180
Costs and expenses:	25,436	24,467	23,018	21,377
Total other income (expense)	(1,338)	(1,415)	(1,609)	(1,761)
Net loss attributable to common stockholders	$(25,388)	$(23,825)	$(23,176)	$(21,958)
Net loss per share attributable to common stockholders—basic and diluted	$(0.75)	$(0.70)	$(0.68)	$(0.63)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(in thousands, except per share data)
Product revenues, net	$-	$-	$-	$-
Costs and expenses:	11,139	14,519	15,496	23,567
Total other income (expense)	(158)	(101)	(107)	(1,651)
Net loss attributable to common stockholders	$(11,297)	$(14,620)	$(15,603)	$(25,218)
Net loss per share attributable to common stockholders—basic and diluted	$(0.46)	$(0.60)	$(0.63)	$(0.76)

Note 17: Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.