Form 10-Q
period 2020-03-31
Kala Pharmaceuticals, Inc.
filed 2020-05-07
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 55,715,876 shares of Common Stock, $0.001 par value per share, outstanding as of May 5, 2020

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash	$196,456	$85,449
Accounts receivable, net	4,794	11,563
Inventory	5,272	4,648
Prepaid expenses and other current assets	3,725	3,824
Total current assets	210,247	105,484
Non-current assets:
Property and equipment, net	2,566	2,698
Long-term inventory	3,821	3,778
Right-of-use assets	29,308	29,781
Restricted cash	12,584	12,582
Total assets	$258,526	$154,323
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,187	$2,518
Accrued expenses and other current liabilities	14,711	20,929
Current portion of lease liabilities	1,375	1,327
Total current liabilities	17,273	24,774
Long-term liabilities:
Long-term lease liabilities - less current portion	28,305	28,673
Long-term debt	71,438	71,184
Total long-term liabilities	99,743	99,857
Total liabilities	117,016	124,631
Commitments and Contingencies (Note 12)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 54,585,636 and 36,086,254 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	55	36
Additional paid-in capital	458,866	325,112
Accumulated deficit	(317,411)	(295,456)
Total stockholders' equity	141,510	29,692
Total liabilities and stockholders' equity	$258,526	$154,323

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019

Product revenues, net	$1,071	$1,386
Costs and expenses:
Cost of product revenues	354	241
Selling, general and administrative	15,408	18,236
Research and development	5,434	6,959
Total costs and expenses	21,196	25,436
Loss from operations	(20,125)	(24,050)
Other income (expense):
Interest income	298	756
Interest expense	(2,128)	(2,094)
Total other expense	(1,830)	(1,338)
Net loss	$(21,955)	$(25,388)
Net loss per share—basic and diluted	$(0.54)	$(0.75)
Weighted average shares outstanding—basic and diluted	40,761,984	33,878,021

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	33,863,077	$34	$306,053	$(201,109)	$104,978
Exercise of stock options	19,780	—	39	—	39
Stock-based compensation expense	—	—	2,738	—	2,738
Net loss	—	—	—	(25,388)	(25,388)
Balance as of March 31, 2019	33,882,857	$34	$308,830	$(226,497)	$82,367

Balance as of December 31, 2019	36,086,254	$36	$325,112	$(295,456)	$29,692
At the market offering, net of sales agent commission of $0.4 million	2,352,671	3	12,543	—	12,546
Exercise of stock options	61,158	—	167	—	167
Common stock offering, net of issuance cost and underwriting fees of $8.1 million	16,000,000	16	118,191	—	118,207
Issuance under employee stock purchase plan	85,553	—	269	—	269
Stock-based compensation expense	—	—	2,584	—	2,584
Net loss	—	—	—	(21,955)	(21,955)
Balance as of March 31, 2020	54,585,636	$55	$458,866	$(317,411)	$141,510

See accompanying notes to these unaudited condensed consolidated financial statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,955)	$(25,388)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	230	170
Non-cash operating lease cost	473	437
Amortization of debt discount and other non-cash interest	253	231
Stock-based compensation	2,497	2,473
Change in operating assets and liabilities:
Accounts receivable	6,769	(4,674)
Prepaid expenses and other current assets	99	619
Inventory	(579)	(1,056)
Accounts payable	(1,332)	(3,206)
Accrued expenses and other current liabilities	(6,023)	(766)
Lease liabilities and other long-term liabilities	(312)	(10)
Net cash used in operating activities	(19,880)	(31,170)
Cash flows from investing activities:
Purchases of property and equipment	(292)	(444)
Net cash used in investing activities	(292)	(444)
Cash flows from financing activities:
Proceeds from common stock offerings, net of underwriters' discounts and offering cost	130,754	—
Payment of principal on finance lease	(8)	(10)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	435	39
Net cash provided by financing activities	131,181	29
Net increase/(decrease) in cash and restricted cash:	111,009	(31,585)
Cash and restricted cash at beginning of period	98,031	183,104
Cash and restricted cash at end of period	209,040	151,519
Reconciliation of cash and restricted cash:
Cash and restricted cash at end of period	209,040	151,519
Less restricted cash	(12,584)	(12,575)
Cash at end of period	$196,456	$138,944
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for finance lease obligation	$—	$136
Purchases of property and equipment in accounts payable	—	409

Supplemental disclosure:
Cash paid for interest	$1,875	$1,862
Right-of-use assets obtained in exchange of operating lease obligations	—	1,878

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business— Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. The Company has applied its AMPPLIFY® mucus-penetrating particle (“MPP”) Drug Delivery Technology to loteprednol etabonate (“LE”), a corticosteroid designed for ocular applications, resulting in the U.S. Food and Drug Administration’s (the “FDA”) approval of INVELTYS® (loteprednol etabonate ophthalmic suspension) 1% as the first and only topical twice-daily ocular corticosteroid for treatment of post-operative inflammation and pain following ocular surgery, and the development of its lead product candidate, KPI-121 0.25%, which if approved it plans to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term treatment of the signs and symptoms of dry eye disease.

In October 2018, the Company submitted a New Drug Application (“NDA”) to the FDA for EYSUVIS. In August 2019, the Company announced that it received a complete response letter (“CRL”) from the FDA indicating that positive efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, the Company initiated an additional Phase 3 clinical trial (“STRIDE 3”) (STRIDE- Short Term Relief In  Dry Eye), in July 2018. On March 9, 2020, the Company announced that STRIDE 3 met both of its primary symptom endpoints and its key secondary sign endpoint. The Company believes that the data from STRIDE 3 replicates the positive efficacy data from previous clinical trials for both signs and symptoms of dry eye disease and will satisfy the recommendation in the CRL for an additional positive trial. On April 30, 2020, the Company resubmitted the NDA for EYSUVIS. The Company believes this application will be considered a Class 2 resubmission, with a targeted six-month review timeline under the Prescription Drug User Fee Act (“PDUFA”).

In January 2019, the Company launched its first commercial product, INVELTYS, in the United States. The Company is engaged in the commercialization of INVELTYS, pursuing FDA approval of, and preparing to launch, EYSUVIS, research and development activities, raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high‑risk, research and development of pharmaceutical product candidates and launching products for the first time. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to obtain regulatory approval of EYSUVIS, the success of commercializing its products, the success of its research and development efforts, its ability to obtain regulatory approval of its other product candidates, its ability to raise additional capital when needed and, ultimately, attain profitable operations.

The Company is evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the treatment of the signs and symptoms of dry eye disease and for potential chronic treatment of dry eye disease. The Company is also evaluating compounds in its receptor Tyrosine Kinase Inhibitor program (the “rTKI program”), that inhibit the vascular endothelial growth factor (“VEGF”), pathway, for the potential treatment of a number of retinal diseases, and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action for eye disease with the goal of eliminating the risk of interocular pressure (“IOP”) increase and cataract formation.

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of March 31, 2020, the Company had an accumulated deficit of $317.4 million. The Company has generated only limited revenues to date from product sales and has financed operations primarily through proceeds from its initial public offering of common stock (“IPO”), public common stock offerings and sales of its common stock under its at-the-market offering facility, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commercialize INVELTYS. The Company expects to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company believes that its existing cash on hand as of March 31, 2020, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

COVID-19 – The ongoing novel coronavirus pandemic, commonly referred to as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has caused federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. The Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention (“CDC”) as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. As a result, the Company has suspended substantially all in-person interactions with customers, including visits to physician offices, clinics, and hospitals, all office-based personnel have been instructed to work from home and the Company’s laboratory facilities, that support our early-stage research activities, are partially closed. The moratorium on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, has adversely affected the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the length and severity of this pandemic, impact on its customers, employees, vendors, and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, and warrants. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2020 and 2019.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Interim Financial Information—The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations, statement of stockholders’ equity and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Kala Pharmaceuticals, Inc. and its wholly owned subsidiary, Kala Pharmaceuticals Security Corporation. All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the period ended March 31, 2020.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement  (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The ASU was effective on January 1, 2020 and the adoption of ASU 2018-13 did not have a material effect on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15,  Intangibles - Goodwill and Other - Internal-Use Software -Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU became effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The ASU was effective on January 1, 2020 and the adoption of ASU 2018-15 did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”),  which is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be Smaller Reporting Companies (SRCs) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim period within those fiscal years and for all other entities, including SRCs, for fiscal years beginning December 15, 2022, including interim periods within those fiscal years. Upon adoption, beginning

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2023, the Company does not expect ASU 2019-10 to have a material effect on its condensed consolidated financial statements.

3. REVENUE & ACCOUNTS RECEIVEABLE, NET

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

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2020:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)

Balance at December 31, 2019	$1,783	$180	10,044
Provision related to current period sales	725	—	4,576
Changes in estimate related to prior period sales	2	(66)	93
Credit/payments made	(1,114)	—	(8,090)
Balance at March 31, 2020	$1,396	$114	$6,623

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

The Company recorded no allowance for doubtful accounts as of March 31, 2020 or March 31, 2019. The Company recorded an allowance of $1.4 million and $0.8 million for expected sales discounts, related to prompt pay discounts and contractual fee for service arrangements, to wholesalers and distributors as of March 31, 2020 and March 31, 2019, respectively.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORY

Current inventory and long-term inventory consist of the following (in thousands):

	March 31,	December 31,
	2020	2019

Raw materials	$1,387	$1,387
Work in progress	3,541	4,166
Finished goods	4,165	2,873
Total inventory	$9,093	$8,426

As of March 31, 2020, the Company had $5.3 million of current inventory and $3.8 million of long-term inventory. As of December 31, 2019, the Company had $4.6 million of current inventory and $3.8 million of long-term inventory.

5. ACCRUED EXPENSES

	March 31,	December 31,
	2020	2019

Compensation and benefits	$4,080	$6,502
Accrued revenue reserves (1)	6,737	9,482
Development costs	984	1,600
Professional services	1,417	760
Commercial cost	408	930
Contract manufacturing	620	630
Other	465	1,025
Accrued expenses	$14,711	$20,929

(1) There were additional revenue reserves included in accounts payable of $0 and $0.7 million, as of March 31, 2020 and December 31, 2019, respectively.

6. LEASES

Operating leases

On February 28, 2018, the Company entered into a lease agreement for the lease of a portion of the building located at 490 Arsenal Way, Watertown, Massachusetts (the “Watertown Lease”) to be used as the Company’s corporate headquarters. The Company recognized the right-of-use asset and corresponding lease liability on November 15, 2018, by calculating the present value of lease payments, discounted at 9.9%, the Company’s estimated incremental borrowing rate, over the 13-year expected term.

In connection with the Watertown Lease, the Company issued a letter of credit to the landlord for $2.0 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of March 31, 2020 and December 31, 2019.

For the three months ended March 31, 2020 and 2019, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes, was $0.4 million and $0.1 million, respectively. The remaining lease term was 11.6 years as of March 31, 2020.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it currently leases approximately 65 vehicles. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $0.5 million, which was reported as restricted cash on the balance sheet. The lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019. As of March 31, 2020, the remaining lease term was 1.9 years.

The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease cost
Operating lease cost	$1,185	$1,102
Variable lease cost	410	124
Total lease cost	$1,595	$1,226

Operating cash outflows from operating leases	$1,444	$743

7. DEBT

Athyrium Credit Facility

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”), with Athyrium Opportunities III Acquisition LP (“Athyrium”) for up to $110.0 million. The Athyrium Credit Facility provides for a Term Loan A in the aggregate principal amount of $75.0 million (the “Term Loan A”), and a Term Loan B in the aggregate principal amount of $35.0 million (the “Term Loan B”). On October 1, 2018, the Company borrowed the entire principal amount of the Term Loan A. The Company may draw down the Term Loan B upon either (i) FDA approval of EYSUVIS for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case, on or prior to June 30, 2020; however, the Company does not expect to satisfy either such condition on or prior to June 30, 2020 and, as a result, does not currently expect that it will be eligible to draw down any of the Athyrium Term Loan B funds. The maturity date of the Athyrium Credit Facility is October 1, 2024, the six-year anniversary of the close.

The Term Loan A bears interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The unpaid principal amount of the Term Loan A is due and payable in quarterly installments starting on the fourth anniversary of the loan.  The Company may make voluntary prepayments, in whole or in part, and subject to certain exceptions, is required to make mandatory prepayments upon the occurrence of certain events of default as defined in the agreement, including but not limited to, the occurrence of a change of control. In addition, upon payment or repayment of any outstanding balance under the Athyrium Credit Facility, the Company will have to pay a 1% exit fee of the total principal payments (whether mandatory, voluntary, or at maturity) made throughout the term. The exit fee of $0.7 million based on the $75.0 million principal amount outstanding, will be accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

All mandatory and voluntary prepayments of the Athyrium Credit Facility are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs prior to the second anniversary of the applicable date of issuance, an amount equal to the amount by which (a) the present value of 105% of the principal prepaid plus all interest

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Athyrium Credit Facility includes features requiring (1) additional interest rate upon an event of default accrued at an additional 3%, or a total interest rate of 12.875%, and (2) the lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of March 31, 2020. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the consolidated statements of operations.

The Athyrium Credit Facility is secured by a pledge of substantially all of the Company’s assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability to, among other things, incur and prepay additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, change in the nature of business, enter into sale and leaseback transactions, make distributions, and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Athyrium Credit Facility also contains a financial covenant requiring the Company to maintain at least $10.0 million of cash and cash equivalents. As a result of this financial covenant, the Company has recorded $10.0 million as restricted cash as of March 31, 2020 and December 31, 2019.

In connection with the Athyrium Credit Facility, the Company issued a warrant (“Warrant”), to purchase up to 270,835 shares of the Company’s common stock, at an exercise price per share of $12.18456. The Warrant is immediately exercisable as to 184,660 shares and will become exercisable as to the remaining 86,175 shares only upon the Company’s draw of the Term Loan B; however, as noted above, it is unlikely the Company will satisfy either condition to draw down on the Term Loan B. The Warrant is exercisable through October 1, 2025 and is classified as an equity instrument. The Company allocated the proceeds from the Term Loan A to the Warrant using the relative fair value method. The fair value of the Warrant of $1.9 million was recognized as equity and a corresponding debt discount.

In addition, the Company paid certain fees to Athyrium and other third-party service providers. These fees paid to Athyrium were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs, along with the fair value of the Warrant of $1.9 million are being amortized using the effective interest method over the term of the Athyrium Credit Facility. The amortization of debt discount and debt issuance cost is included in interest expense within the Condensed Consolidated Statements of Operations. As of March 31, 2020, and 2019, the effective interest rate was 11.63% and 11.42%, respectively, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs. During each of the three months ended March 31, 2020 and March 31, 2019, the Company recognized interest expense of $2.1 million, which consisted of amortization of the debt discount of $0.2 million, and the contractual coupon interest expense of $1.9 million.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the carrying value of the debt as of March 31, 2020, and December 31, 2019 are detailed below (in thousands):

	March 31,	December 31,
	2020	2019
Principal loan balance	$75,000	$75,000
Unamortized debt discount and issuance cost	(3,782)	(3,999)
Cumulative accretion of exit fee	220	183
Long-term debt, net	$71,438	$71,184

The annual principal payments due under the Athyrium Credit Facility as of March 31, 2020 were as follows (in thousands):

Years Ending December 31,
2020 (remaining nine months)	$—
2021	—
2022	16,665
2023	33,330
2024	25,005
Total	$75,000

8. WARRANTS

The Company issued warrants in connection with debt transactions that were completed prior to 2017. Upon the completion of the IPO, the Company’s then outstanding warrants to purchase preferred stock converted into warrants to purchase common stock. The Company also issued the Warrant to purchase common stock in connection with the Athyrium Credit Facility, described further in Note 6.

The following table summarizes the common stock warrants outstanding as of March 31, 2020 and December 31, 2019, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	March 31,	December 31,
Issued	Price	Date	From	2020	2019
2013	$7.50	April 2021	July 2017	82,816	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
2018	$12.18	October 2025	(1)	—	—
				297,988	297,988

(1)	As of March 31, 2020, and December 31, 2019, warrants outstanding to acquire 86,175 shares of common stock are not exercisable and are only exercisable upon draw down of the Term Loan B.

9. EQUITY FINANCINGS

On August 9, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 27, 2018 (the “Shelf Registration”). Under the Shelf Registration, the Company may offer

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the Shelf Registration becoming effective.

In connection with the filing of the Shelf Registration, the Company entered into a sales agreement with Jefferies, LLC (the “Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $50.0 million of its common stock in an at-the-market equity offering (“ATM Offering”) through Jefferies, LLC, as sales agent. As of December 31, 2019, the Company issued 2,592,934 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of approximately $13.1 million. During the first quarter of 2020, the Company issued an aggregate of 2,352,671 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of $12.5 million. On March 10, 2020,  the Company notified Jefferies LLC (“Jefferies”) that it was suspending and terminating the prospectus related to the Sales Agreement. The Company will not make any sales of its common stock pursuant to the Sales Agreement unless and until a new prospectus is filed.

On March 11, 2020, the Company sold 16,000,000 shares of the Company’s common stock (the “2020 Offering Shares”) in an underwritten offering (the “2020 Offering”), pursuant to the Shelf Registration filed with the SEC in August 2018, at a public offering price of $7.89 per share, before underwriting discounts, commissions, and offering expenses, resulting in net proceeds of $118.2 million. In addition, the underwriters of the offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions and offering expenses. On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, before underwriting discounts, commissions, and offering expenses, resulting in net proceeds to the Company of $7.2 million. The total number of shares sold by the Company in the 2020 Offering was 16,979,371, resulting in total net proceeds to the Company, after underwriting discounts, commissions, and offering expenses, of approximately $125.4 million.

As of March 31, 2020, there was approximately $26.1 million of securities available to be issued under the Shelf Registration. As a result of the underwriters’ option exercised as noted above, there was approximately $18.3 million of securities available to be issued under the Shelf Registration as of April 3, 2020.

10. STOCK‑BASED COMPENSATION

Stock Incentive Plans—In December 2009, the Board of Directors (the “Board”) adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors.

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective. The 2017 Plan was established to provide equity-based ownership opportunities for employees, officers, directors, consultants, and advisors. As of March 31, 2020, there were 138,513 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the prior plan, up to an additional 2,439,678 shares, which is the number of shares issuable pursuant to outstanding awards granted under the prior plan.

Also approved under the 2017 Plan is an annual increase for each of the years through December 31, 2027, equal to the least of (i) 3,573,766 shares of common stock, (ii) 4% of the shares of common stock outstanding on December 31 of the prior year and (iii) an amount determined by the Board.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In the past, the Company had granted stock options which contain performance‑based vesting criteria. These criteria were milestone events that were specific to the Company’s corporate goals. Stock‑based compensation expense associated with performance‑based stock options is recognized if the achievement of the performance condition is considered probable using management’s best estimates. As of March 31, 2020, there were no performance-based awards outstanding.

Inducement Stock Option Awards—During the three months ended March 31, 2020 and 2019, the Company granted non-statutory stock options to purchase an aggregate of 4,000 shares and 85,500 shares of the Company’s common stock, respectively. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2017 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of option activity for employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the three months ended March 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding at January 1, 2020	7,453,076	$7.46	7.7	$1,313
Granted	1,469,422	3.85
Exercised	(61,158)	2.71
Forfeited	(43,397)	6.36
Outstanding at March 31, 2020	8,817,943	$6.90	7.9	$30,866
Vested or expected to vest at March 31, 2020	8,817,943	$6.90	7.9	$30,866
Options exercisable at March 31, 2020	4,441,194	$7.14	6.9	$15,609

The Company records stock‑based compensation related to stock options granted at fair value. The Company utilizes the Black‑Scholes option‑pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock‑based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted during the three months ended March 31, 2020 and 2019, are as follows:

	Three Months Ended March 31,
	2020			2019
Expected volatility	79%	–	80%	81%	–	82%
Risk-free interest rate	1.46%	–	1.73%	2.49%	–	2.56%
Expected dividend yield		0%			0%
Expected term (in years)	5.90	–	6.08	5.52	–	6.63

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

During the three months March 31, 2020 and 2019, the weighted average grant‑date fair value of options granted was $3.85 and $3.71, respectively. The fair value is being expensed over the vesting period of the options on a straight‑line basis as the services are being provided. As of March 31, 2020 and 2019, there was $21.7 million and $25.2 million, respectively, of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted‑average period of 2.77 years and 2.91 years, respectively. Stock‑based compensation expense was classified in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Cost of product revenues	$20	$2
Research and development	723	607
Selling, general and administrative	1,754	1,864
Total	$2,497	$2,473

Stock-based compensation costs for the Company’s manufacturing employees related to INVELTYS manufactured since FDA approval totaled $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, and has been capitalized into inventory as a component of overhead expense. Capitalized stock-based compensation is recognized as an expense when the related product is sold or expensed to selling, general and administrative expense when the related sample is issued.

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

The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each January 1; the second offering period begins on the first trading day on or after each July 1. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The fair value of the purchase rights granted under the ESPP was estimated on the date of grant, using the Black-Scholes option-pricing model. During the year ended December 31, 2019, employees of the Company purchased an aggregate of 123,664 shares under the ESPP. The second offering period closed on December 31, 2019. In January 2020, employees of the Company purchased an aggregate 85,553 shares under the ESPP.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserved Shares—As of March 31, 2020 and December 31, 2019, the Company had reserved the following shares of common stock issuable upon exercise of rights under equity compensation plans, inducement stock option awards, and warrant rights to acquire common stock:

	March 31,	December 31,
	2020	2019

Warrant rights to acquire Common Stock	384,163	384,163
ESPP	523,860	438,307
Outstanding inducement stock option awards	709,500	705,500
2009 Plan	2,439,678	2,530,586
2017 Plan	5,904,299	4,429,849
Total	9,961,500	8,488,405

11. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2020 and 2019. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company recently completed an analysis and determined that an ownership change had occurred prior to December 31, 2019 and that such change has materially limited the net operating loss carryforwards and research and development tax credits available to offset future tax liabilities. The Company may be further limited by any changes that may have occurred or may occur subsequent to December 31, 2019.

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

As of March 31, 2020, and 2019, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three months ended March 31, 2020 and 2019.

KALA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $37,500. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $0.1 million. The Company is obligated to pay JHU low single‑digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. The Company also has an obligation to pay JHU certain one‑time development and commercial milestone payments. During the three months ended March 31, 2020 the Company paid JHU $11,800 in royalty payments associated with the sale of INVELTYS.

The Company recorded other expenses related to the JHU agreement of $45,632 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

13. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its condensed consolidated financial statements or disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 12, 2020.

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

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. Our innovative mucus-penetrating particle, or MPP, drug delivery technology, which we refer to as our AMPPLIFY® technology, uses selectively‑sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in the August 2018 approval of INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, our topical twice-a-day ocular steroid for the treatment of inflammation and pain following ocular surgery, by the U.S. Food and Drug Administration, or the FDA, and the development of our lead product candidate, KPI‑121 0.25%, which if approved we plan to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term treatment of the signs and symptoms of dry eye disease. We commercially launched INVELTYS in January 2019.

EYSUVIS is our product candidate for patients with dry eye disease utilizing a two‑week course of therapy. In January 2018, we announced topline results from two completed Phase 3 clinical trials, which we refer to as STRIDE 1 and STRIDE 2 (STRIDE -  S hort  T erm  R elief  I n   D ry  E ye), evaluating the safety and efficacy of EYSUVIS versus vehicle (placebo) in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the intent-to-treat, or ITT population, in addition, statistical significance was also achieved in STRIDE 1 for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort.  In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia, but statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity. EYSUVIS was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment‑related adverse events observed during the course of either trial, and with elevations in interocular pressure, or IOP, in both trials similar to placebo. Based upon the previous recommendation of the FDA, we initiated an additional Phase 3 clinical trial, STRIDE 3, in July 2018. In October 2018, we submitted a New Drug Application, or NDA, to the FDA for EYSUVIS. In August 2019, we announced that we received a complete response letter, or CRL, from the FDA indicating that positive efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA.

On March 9, 2020, we announced that STRIDE 3 achieved both of its independent primary endpoints, demonstrating a statistically significant reduction in the symptom endpoint of ocular discomfort severity, or ODS, from baseline to day 15 compared to vehicle control in both the overall ITT population (p=0.0002) and in a pre-defined subgroup of ITT patients with more severe baseline ocular discomfort (p=0.0007), defined as patients who scored greater than or equal to 68 mm in baseline ocular discomfort. These data replicate the achievement of both primary symptom endpoints of STRIDE 1 (p<0.0001 in the overall ITT population and p=0.0008 in the pre-defined ITT subgroup with more severe ocular discomfort at baseline). Statistical significance was also achieved in the key secondary endpoint of conjunctival hyperemia at day 15 in the ITT population (p<0.0001). We believe this result replicates the achievement of the positive results of STRIDE 1 and STRIDE 2, where statistical significance was demonstrated for conjunctival hyperemia at day 15 in the ITT population as a prespecified primary endpoint in each of those trials. Statistical significance was also achieved for the key secondary endpoint of ODS at day 8 in the ITT population (p=0.0282), which was consistent with STRIDE 1 (p=0.0011) and STRIDE 2 (p=0.0408). Significant improvement was also observed for corneal staining in the ITT population (p=0.0042), consistent with the result in STRIDE 2 (p=0.0314). Consistent with STRIDE 1 and STRIDE 2, EYSUVIS was generally well tolerated in STRIDE 3, with no clinically significant treatment related adverse events observed during the course of either trial, and with elevations in interocular pressure, or IOP, in both trials similar to placebo. On April 30, 2020, we resubmitted the NDA for EYSUVIS. We believe this application will be considered a Class 2 resubmission, with a targeted six-month review timeline under the Prescription Drug User Fee Act, or PDUFA. If approved, we believe EYSUVIS could become the preferred first-line prescription therapy for the short-term treatment of the signs and symptoms of dry eye disease, which will include treatment of dry eye flares that affect the vast majority of dry eye patients.

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

We are evaluating opportunities for MPP nanosuspensions of LE with less frequent daily dosing regimens for the treatment of signs and symptoms of dry eye disease and potential chronic treatment of dry eye disease. We also are evaluating compounds in our receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating  the risk of IOP increase and cataract formation.

INVELTYS received FDA approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, which is the pathway we are pursuing for the approval of EYSUVIS as well. We have retained worldwide commercial rights for INVELTYS and our current product candidates, including EYSUVIS. Since the FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which includes 57 territory sales managers, or TSMs, 7 regional sales leaders, or RSLs, and 3 directors of national accounts. If EYSUVIS is approved by the FDA, we plan to increase our sales force from 57 sales representatives to a total of approximately 100 to 125 sales representatives, who will promote both EYSUVIS and INVELTYS. We expect to commercialize in the United States any of our other product candidates that receive marketing approval as well. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, including the European Union, or EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Since the initial public offering of our common stock, or IPO, we have financed our operations primarily through common stock offerings pursuant to our shelf registration statement on Form S-3, or Shelf Registration, and sales of our common stock pursuant to a sales agreement with Jefferies, LLC, or the Sales Agreement, under which we may issue and sell, from time to time, common stock in at-the-market offerings, or the ATM Offering, through Jefferies, LLC, as a sales agent. On March 10, 2020,  the Company notified Jefferies LLC that it was suspending and terminating the prospectus related to the Sales Agreement. We will not make any sales of our common stock pursuant to the Sales Agreement unless and until a new prospectus is filed. Through April 3, 2020, we have issued an aggregate of 30,549,976 shares under our Shelf Registration, including the ATM Offerings, resulting in aggregate gross proceeds to us of $231.7 million. We also have an aggregate amount of $75.0 million of indebtedness outstanding under our credit facility with Athyrium Opportunities III Acquisition LP, or the Athyrium Credit Facility.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $22.0 million for the three months ended March 31, 2020 and $94.3 million for the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $317.4 million. As we commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, public common stock offerings and sales of our common stock under our ATM Offering, private placements of preferred stock, convertible debt financings, borrowings under credit facilities and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. Our net losses may fluctuate significantly from quarter‑to‑quarter and year‑to‑year.

Financial Operations Overview

Product Revenues, Net

As a result of the commercial launch of INVELTYS in the United States in early January 2019, we commenced generating product revenues from sales of INVELTYS. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance program, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. Beginning in March 2020 and continuing into the second quarter of 2020, prescriptions of INVELTYS and revenue have been adversely affected by the ongoing COVID-19 pandemic as federal, state and local governments implemented restrictions on elective procedures, which include most ocular surgeries. We expect that many deferred ocular surgeries will be rescheduled once conditions permit, and that INVELTYS prescriptions and revenue will return to growth, however we are unable to project the specific timing or potential impact on future revenues given the continued uncertainty around the impact and duration of the restrictions related to COVID-19.

Cost of product revenues

Cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, and other manufacturing overhead costs. We expensed cost of product revenues related to INVELTYS as research and development expenses prior to regulatory approval which we received on August 22, 2018. With respect to the ongoing COVID-19 pandemic, we expect that the cost of product revenues will be impacted consistent with the negative impact to product revenues, net. However, we are unable to predict the specific timing or specific impact on cost of product revenues given the continued uncertainty around the impact and duration of the restrictions related to COVID-19.

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

We anticipate that our selling, general and administrative expenses will increase in the future as we continue to build our commercial infrastructure to support the commercialization of INVELTYS or of any product candidates for which we obtain marketing approval, and if and as we increase our administrative headcount to support our continued

research activities and development of our product candidates or additional product candidates, including EYSUVIS. In addition, we anticipate increased expenses related to supporting a larger organization and increase in selling expense related to EYSUVIS, if approved. With respect to the ongoing COVID-19 pandemic, we expect that selling, general and administrative expenses could be favorably impacted by a reduction in certain expenses associated with the restriction in the activities of our sales force, which has suspended substantially all in-person interactions with physicians and customers, and are mostly restricted to conducting educational and promotional activities virtually until such time as they can safely return to the field. However, we are unable to predict the specific amount of this impact or the amount of additional facility-related costs, if any, that could be associated with our personnel safely resuming their activities once the pandemic subsides.

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

We expect that our research and development costs will decrease in 2020 as compared to the year ended December 31, 2019 as a result of the completion of STRIDE 3. However, we expect that such costs will increase if and as we continue to advance our product candidates and conduct additional late-stage clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time‑consuming. We may never succeed in obtaining marketing approval for any of our product candidates, including EYSUVIS. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the ongoing COVID-19 pandemic, we may incur reduced research and development costs resulting from the limitations placed on our laboratory facilities that support our early-stage research. However, we are unable to predict the specific amount of this impact, nor are we able to predict the additional costs, if any, associated with personnel safely resuming their activities.

Our research and development programs are at various stages of development. Successful development and completion of clinical trials is uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and future product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of product candidates and our ability to enter into collaborations with respect to each product candidate. We may need to raise additional capital and may seek collaborations in the future to advance our various product candidates. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands)
Product revenues, net	$1,071	$1,386	$(315)
Costs and expenses:
Cost of product revenues	354	241	113
Selling, general and administrative	15,408	18,236	(2,828)
Research and development	5,434	6,959	(1,525)
Total costs and expenses	21,196	25,436	(4,240)
Loss from operations	(20,125)	(24,050)	3,925
Other income (expense)
Interest income	298	756	(458)
Interest expense	(2,128)	(2,094)	(34)
Net loss	$(21,955)	$(25,388)	$3,433

Product revenues, net

Product revenues, net was $1.1 million for the three months ended March 31, 2020 compared to $1.4 million for the three months ended March 31, 2019. The decrease in net revenue of $0.3 million was driven by higher reserves related to the first quarter of 2020 of $1.3 million as compared to those estimated during the first quarter of 2019, partially offset by a $1.0 million increase in net revenue due to a higher per unit gross selling price. INVELTYS is our first product to receive regulatory approval, which we launched in the United States in January 2019. We expect product revenues to increase if and as we increase our market share, obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors; however, we expect full-year product revenues to be negatively impacted for 2020 as a result of the COVID-19 pandemic.

Cost of product revenues

Cost of product revenues was $0.4 million for the three months ended March 31, 2020 compared to $0.2 million for the three months ended March 31, 2019, an increase of $0.2 million. We began capitalizing inventory costs for INVELTYS after receipt of FDA approval of INVELTYS on August 22, 2018 and, as a result, cost of product revenues for the three months ended March 31, 2019 were more favorably impacted by costs which were expensed as research and development prior to FDA approval.

Selling, general and administrative expenses

Selling, general and administrative expenses were $15.4 million for the three months ended March 31, 2020 compared to $18.2 million for the three months ended March 31, 2019, which was a decrease of $2.8 million. The decrease was driven by a reduction in selling and marketing expenses of $1.8 million for the three months ended March 31, 2020 primarily attributable to costs associated with the commercial launch of INVELTYS incurred during the three months ended March 31, 2019. Also contributing to a decrease in selling, general and administrative expenses was a decrease of $0.8 million in employee-related costs including stock compensation as well as reduced relocation and legal fees of $0.4 million partially offset by higher insurance costs of $0.2 million. We anticipate that our selling, general and administrative expenses will increase in the future if and as we increase our administrative headcount to support our continued research activities and seek marketing approval for our product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands)
KPI-121 development costs	$1,680	$3,351	$(1,671)
Employee‑related costs	2,877	2,486	391
Other research and development costs	877	1,122	(245)
Total research and development	$5,434	$6,959	$(1,525)

Research and development expenses were $5.4 million for the three months ended March 31, 2020 compared to $7.0 million for the three months ended March 31, 2019, a $1.6 million decrease. The decrease was primarily the result of a $1.7 million decrease in KPI-121 development costs related to lower external cost on the STRIDE 3 dry eye clinical trial for which we announced topline data in March 2020. Other research and development costs include facility related costs, pre-clinical studies, certain medical affairs and associated regulatory costs, which decreased $0.2 million. Offsetting the decrease in KPI-121 development costs was a $0.4 million increase in employee-related costs driven by increased stock-based compensation and an increase in manufacturing employees allocating more time to EYSUVIS research and development.

Interest income

Interest income decreased by $0.5 million to $0.3 million for the three months ended March 31, 2020 compared to $0.8 million for the three months ended March 31, 2019. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The decrease was attributable to a lower interest rate on a lower average cash balance during the three months ended March 31, 2020.

Interest expense

We incurred interest expense of $2.1 million for the three months ended March 31, 2020, compared to $2.1 million for the three months ended March 31, 2019. Interest expense is comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our Athyrium Credit Facility during the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2019, $75.0 million under the Athyrium Credit Facility was outstanding, and remained outstanding during the three months ended March 31, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, we have had limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, public common stock offerings and sales of our common stock under our ATM Offering, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, and warrants.

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

On August 9, 2018, we filed a Shelf Registration with the SEC, which was declared effective on August 27, 2018. Under the Shelf Registration, we may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the Shelf Registration becoming effective. Under the Shelf Registration, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. We initially designated $50.0 million of our Shelf Registration to be offered under our ATM Offering. On March 10, 2020,  we suspended and terminated the prospectus related to the ATM Offering. As of March 31, 2020, there was approximately $26.1 million of securities available to be issued under the Shelf Registration. As a result of the underwriters’ option exercised as noted above, there was approximately $18.3 million of securities available to be issued under the Shelf Registration as of April 3, 2020.

On October 1, 2018, we entered into the Athyrium Credit Facility for up to $110 million. The Athyrium Credit Facility provides for a Term Loan A in the aggregate principal amount of $75.0 million, or Term Loan A, and a Term Loan B in the aggregate principal amount of $35.0 million, or Term Loan B. On October 1, 2018, we borrowed the entire principal amount of the Term Loan A. We may draw down the Term Loan B upon either (i) FDA approval of EYSUVIS for a dry eye disease indication or (ii) reaching certain net product revenues for INVELTYS, in each case, on or prior to June 30, 2020; however, we do not expect to satisfy either such condition on or prior to June 30, 2020 and, as a result, do not currently expect that we will be eligible to draw down any of the Athyrium Term Loan B funds. The maturity date of the Athyrium Credit Facility is October 1, 2024. The Term Loan A bears interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The unpaid principal amount of the Term Loan A is due and payable in quarterly installments starting at the end of the fourth anniversary of the loan.

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

On March 11, 2020, we sold 16,000,000 shares of our common stock in an underwritten offering pursuant to the Shelf Registration at a public offering price of $7.89 per share, before underwriting discounts, commissions, and offering expenses, resulting in net proceeds of $118.2 million. In addition, the underwriters of the offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts and commissions. On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, before underwriting discounts, commissions, and offering expenses, resulting in net proceeds to us of $7.2 million. The total number of shares sold by us in the offering was 16,979,371, resulting in total net proceeds to us, after underwriting discounts and offering expenses, of approximately $125.4 million.

In connection with the filing of the Shelf Registration, we entered into a sales agreement with Jefferies, LLC pursuant to which we may issue and sell, from time to time, up to an aggregate of $50.0 million of our common stock in an ATM Offering, through Jefferies, LLC, as sales agent. As of December 31, 2019, we had issued an aggregate of 2,592,934 shares of our common stock under the ATM Offering, resulting in net proceeds to us of approximately $13.1 million. During the first quarter of 2020, we issued an aggregate of 2,352,671 shares of our common stock under the ATM Offering, resulting in net proceeds to us of approximately $12.5 million. On March 10, 2020,  we suspended and terminated the prospectus related to the ATM Offering.

Cash Flows

As of March 31, 2020, we had $196.5 million in cash on hand and $75.0 million in indebtedness. The following table summarizes our sources and uses of cash for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(19,880)	$(31,170)
Net cash used in investing activities	(292)	(444)
Net cash provided by financing activities	131,181	29
Increase / (decrease) in cash and restricted cash	$111,009	$(31,585)

Net Cash Used in Operating Activities

During the three months ended March 31, 2019, our cash used in operating activities was primarily due to our net loss of $25.4 million primarily consisting of $0.2 million of cost of product revenues, $18.2 million of selling, general and administrative costs and $7.0 million of research and development costs and partially offset by non-cash charges of $3.3 million, consisting primarily of $2.5 million in stock-based compensation, $0.4 million in non-cash operating lease expense, $0.4 million in depreciation and amortization of debt discount. Net cash used by changes in our operating assets and liabilities primarily consisted of a $4.7 million increase in accounts receivable from our first quarter of product sales, $1.0 million increase in inventory related to our INVELTYS product, offset by a $4.0 million decrease in accounts payable and accrued expense primarily driven by the timing of payments and a $0.6 million decrease in prepaid expenses and other current assets primarily driven by the receipt of landlord reimbursement related to our Watertown facility and amortization of prepaid expense for the period.

During the three months ended March 31, 2020, our cash used in operating activities was primarily due to our net loss of $22.0 million primarily consisting of $15.4 million of selling, general and administrative costs and $5.4 million of research and development costs, partially offset by non-cash charges of $3.5 million, consisting primarily of $2.5 million in stock-based compensation. Net cash used by changes in our operating assets and liabilities primarily consisted of a $6.8 million decrease in accounts receivable driven by a decrease in sales of INVELTYS when compared to the three months ended March 31, 2019, offset by a $7.4 million decrease in accounts payable and accrued expenses, mainly driven by a decrease in accrued compensation as a result of bonus payments during the three months ended March 31, 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2019, consisting primarily of purchases of furniture and fixtures.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2020, consisting primarily of purchases of laboratory and manufacturing equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $29,000 for the three months ended March 31, 2019, consisting of $39,000 of proceeds from the exercise of stock options, offset by $10,000 of principal payments on our finance lease obligation.

Net cash provided by financing activities was $131.2 million for the three months ended March 31, 2020, consisting of $118.2 million of net proceeds from the sale of shares of our common stock under the Shelf Registration, $12.5 million of net proceeds from the sale of shares of our common stock under the ATM Offering, and $0.4 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to prepare for commercialization of our lead product candidate, EYSUVIS, for the short-term treatment of the signs and symptoms of dry eye disease, as a result of increased headcount, including our plan to increase our sales force from 57 sales representatives to a total of approximately 100 to 125 sales representatives if EYSUVIS is approved by the FDA, as well as management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Our expenses will also increase if and as we:

•

continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of INVELTYS and any product candidates, including EYSUVIS, for which we recently resubmitted our NDA to obtain marketing approval;

•	conduct any necessary clinical trials and other development activities and/or seek marketing approvals for EYSUVIS and any other product candidates;
•	in‑license or acquire the rights to other products, product candidates or technologies;
•	pursue the clinical development of KPI‑121 for the treatment of other additional indications or for use in other patient populations;
•

pursue the preclinical and clinical development of product candidates, including our rTKI program, for use in the treatment of retinal diseases, and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of IOP increase and cataract formation;
•	seek regulatory approval for EYSUVIS, INVELTYS or any other product candidate outside of the United States;
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

•	increase our product liability insurance coverage as we expand our commercialization efforts, including increased coverage for EYSUVIS, if approved.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our existing cash on hand as of March 31, 2020, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into at least the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

•	successfully growing INVELTYS revenues;
•	obtaining marketing approval of EYSUVIS or any other product candidates;

•

achieving an adequate level of market acceptance and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for INVELTYS and EYSUVIS, if approved, and any other products we commercialize;

•	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including EYSUVIS;
•	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval, including EYSUVIS;
•	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval, including EYSUVIS;
•	obtaining, maintaining and protecting our intellectual property rights; and
•	adapting our business in response to the current pandemic health event resulting from the novel coronavirus (COVID-19) and its collateral consequences.

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

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, our sales force have suspended substantially all in-person interactions with physicians and customers and are mostly restricted to conducting educational and promotional activities for INVELTYS virtually, which is hampering our ability to market INVELTYS. In addition, these restrictions have led to a moratorium on elective ocular surgeries in many jurisdictions, which has, in turn, significantly reduced the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, which is uncertain and cannot be predicted.

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

We may need to raise additional capital in the future to advance our business. Additional private or public financings may not be available to us on acceptable terms, or at all. Additionally, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds. The COVID-19 pandemic has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any cash equivalents or investments as of March 31, 2020.  As of March 31, 2020, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bears interest at a fixed rate of 9.875% per annum.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management,  with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A      RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in our Annual Report on Form 10 K and this Quarterly Report on Form 10-Q, including our financial statements and the related notes appearing at the end of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, before deciding to invest in our common stock. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur losses and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $22.0 million for the three months ended March 31, 2020 and $94.3million for the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $317.4 million. In January 2019, we launched our first product, INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post-operative inflammation and pain following ocular surgery, and have had limited revenues to date from product sales. We have financed our operations primarily through proceeds from public offerings of common stock, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants, and sales under our at-the-market offering facility, or the ATM Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to prepare for commercialization of our lead product candidate, KPI-121 0.25%, which if approved we plan to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term treatment of the signs and symptoms of dry eye disease, as a result of increased headcount, including our plan to increase our sales force from 57 sales representatives to a total of approximately 100 to 125 sales representatives if EYSUVIS is approved by the U.S. Food and Drug Administration, or FDA, as well as management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Our expenses will also increase if and as we:

•

continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of INVELTYS and any product candidates, including EYSUVIS, for which we recently resubmitted our NDA to obtain marketing approval;

•	conduct any necessary clinical trials and other development activities and/or seek marketing approvals for EYSUVIS and any other product candidates;
•	in license or acquire the rights to other products, product candidates or technologies;
•	pursue the clinical development of KPI-121 for the treatment of other additional indications or for use in other patient populations;

•

pursue the preclinical and clinical development of product candidates, including our receptor Tyrosine Kinase Inhibitor program, or rTKI program, for use in the treatment of retinal diseases, and novel next generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of interocular pressure, or IOP, increase and cataract formation;

•	seek regulatory approval for EYSUVIS, INVELTYS or any other product candidate outside of the United States;
•

continue to scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, and any of our product candidates, including EYSUVIS, for which we seek and/or obtain marketing approval;

•	leverage our proprietary AMPPLIFY technology to advance additional potential high value therapeutics into preclinical and clinical development;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
•

expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and

•	increase our product liability insurance coverage as we expand our commercialization efforts, including increased coverage for EYSUVIS, if approved.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

•	successfully growing INVELTYS revenues;
•	obtaining marketing approval for EYSUVIS or any other product candidates;
•

achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for INVELTYS and EYSUVIS, if approved, and any other products we commercialize;

•	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including EYSUVIS;
•	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval, including EYSUVIS;
•	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval, including EYSUVIS;
•	obtaining, maintaining and protecting our intellectual property rights; and
•	adapting our business in response to the current pandemic health event resulting from the novel coronavirus (COVID-19) and its collateral consequences.

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

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, our sales force have suspended substantially all in-person interactions with physicians and customers and are mostly restricted to conducting educational and promotional activities for INVELTYS virtually, which is hampering our ability to market INVELTYS. In addition, these restrictions have led to a moratorium on elective ocular surgeries in many jurisdictions, which has, in turn, significantly reduced the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, which is uncertain and cannot be predicted.

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

We are an early-stage commercial company. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing INVELTYS and our product candidates, including EYSUVIS, and preparing for and commercially launching INVELTYS. We are in the early stages of the process of transitioning from a company solely with a research and development focus to a company engaging in commercial activities. We may not be successful in such a transition. We only launched INVELTYS in January 2019 and are still in the process of executing our commercial launch plan, have no history of commercializing products, and, to date, have generated limited revenue from the sale of INVELTYS. In addition, our commercial operations and INVELTYS sales are being negatively impacted by the current pandemic health event resulting from the novel coronavirus (COVID-19) and its collateral consequences. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating and commercialization history.

We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize INVELTYS, seek marketing approval for EYSUVIS, and continue the development of and potentially seek marketing approval for other product candidates. Our expenses may increase substantially in connection with our ongoing activities, particularly as we commercialize INVELTYS and EYSUVIS, if and when approved, and as we advance our preclinical activities and clinical trials for our product candidates. In addition, our expenses will further increase if we elect to or are required to conduct any further trials for EYSUVIS. We also expect to devote additional financial resources to conducting research and development, and potentially initiating clinical trials of, and seeking regulatory approval for, other potential product candidates, including product candidates that we may develop using our rTKI program and novel next-generation anti-inflammatories.

Our expenses have increased relative to prior periods in connection with our launch and commercialization of INVELTYS, including costs associated with the addition of our specialty sales force and increased marketing, distribution and manufacturing capabilities. If we obtain marketing approval for any product candidate that we develop, we may incur significant additional commercialization expenses for such product candidate. For example, if EYSUVIS is approved, we plan to increase our sales force from 57 sales representatives to a total of approximately 100 to 125 sales representatives, who will promote both EYSUVIS and INVELTYS. Furthermore, we incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory review of EYSUVIS, including whether any additional clinical trials or other activities are required for approval or label expansion;
•

the costs and timing of commercialization activities for INVELTYS and EYSUVIS, if we receive marketing approval, including the costs and timing of expanding our sales force and establishing additional product sales, marketing, medical affairs, distribution and outsourced manufacturing capabilities;

•	our ability to successfully commercialize and sell INVELTYS in the United States;
•	the amount of revenue received from commercial sales of INVELTYS and, if approved, EYSUVIS or any other product candidates;
•	the costs and timing of process development and manufacturing scale up activities associated with INVELTYS and EYSUVIS, if approved;
•	the progress, costs and results of any clinical activities for regulatory review of INVELTYS and EYSUVIS outside of the United States;
•	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•	the scope, progress, results and costs of any product candidates that we may derive from any other product candidates that we may develop;

•	the extent to which we in‑license or acquire rights to other products, product candidates or technologies; and
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property‑related claims.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our existing cash on hand of $196.5 million as of March 31, 2020, will enable us to fund our planned operations, lease and debt service obligations, and capital expenditure requirements into at least the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Conducting preclinical testing and clinical trials, seeking market approvals and commercializing products are time-consuming, expensive and uncertain processes that take years to complete. Although we commercially launched INVELTYS in early 2019, we do not anticipate that our revenue from product sales of INVELTYS will be sufficient for us to become profitable for several years, if at all. Additionally, in August 2019, we announced that we received a complete response letter, or CRL, from the FDA regarding our new drug application, or NDA, for EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease. In the CRL, the FDA indicated that positive efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA. On March 9, 2020, we announced positive top-line results for our STRIDE 3 clinical trial, which will serve as the basis of our response to the CRL along with data from the three previous trials. On April 30, 2020, we resubmitted the NDA for EYSUVIS. While we believe our clinical trials of EYSUVIS to date have generated sufficient data to support regulatory approval of EYSUVIS, the FDA may determine otherwise, and we may need to conduct additional clinical trials to support approval of EYSUVIS.

We may require additional financing to achieve our business objectives. In addition, we may opportunistically raise additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize INVELTYS and EYSUVIS, if approved, or any other product candidates for which we obtain approval.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our credit facility with Athyrium Opportunities III Acquisition LP, or Athyrium Credit Facility, may limit our ability to obtain additional debt financing. Under our credit facility with Athyrium Opportunities III Acquisition LP, or Athyrium Credit Facility, we are also restricted from paying dividends on our common stock and limited with respect to certain other uses of our cash without the lenders’ consent.

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

We have a significant amount of indebtedness. As of March 31, 2020, we had $75.0 million of outstanding borrowings under the Athyrium Credit Facility. Amounts outstanding under the Athyrium Credit Facility bear interest at a rate of 9.875% per annum. The Athyrium Credit Facility provides for quarterly interest-only payments for 48 months. Beginning on September 30, 2022, we will be required to make principal and interest payments through October 1, 2024, the date of maturity. Our obligations under the Athyrium Credit Facility are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Athyrium Credit Facility.

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

We intend to satisfy our current and future debt service obligations with our existing cash and anticipated product revenue. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt and funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our Athyrium Credit Facility could result in an event of default and acceleration of amounts due. If an event of default occurs and the lender accelerates the amounts due under our Athyrium Credit Facility, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness.

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

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post-operative treatment of inflammation and pain following ocular surgery and EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully commercialize INVELTYS and to successfully obtain marketing approval for and commercialize EYSUVIS. In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating EYSUVIS, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. In October 2018, we submitted an NDA to the FDA for EYSUVIS. In August 2019, we announced that we received a CRL from the FDA indicating that positive efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA. On March 9, 2020, we announced that STRIDE 3 met both of its primary symptom endpoints and its key secondary sign endpoint. On April 30, 2020, we resubmitted the NDA for EYSUVIS. We believe the data from STRIDE 3 replicates the positive efficacy data from the previous clinical trials for both signs and symptoms of dry eye disease and will satisfy the recommendation in the CRL for an additional positive trial. However, the FDA may determine otherwise, and we may need to conduct additional clinical trials to support approval of EYSUVIS.  Moreover, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies. Although we believe the resubmission of our NDA for EYSUVIS would be subject to a six-month review by the FDA under PDUFA, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA for EYSUVIS. We cannot accurately predict when or if EYSUVIS will receive marketing approval. Our ability to generate meaningful product revenues will depend on our successful commercialization of INVELTYS and our obtaining marketing approval for, and successfully commercializing, EYSUVIS.

The success of our product INVELTYS and any other product candidates for which we receive marketing approval, including our lead product candidate, EYSUVIS, will depend on many factors, including the following:

•	successful commercialization of INVELTYS in the United States, including maintaining sales, marketing, manufacturing and distribution capabilities for INVELTYS;
•	acceptance of INVELTYS and, if and when approved, EYSUVIS and our other product candidates by patients, the medical community and third‑party payors;
•	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third‑party payors, including government payors, for INVELTYS and our product candidates, including EYSUVIS;
•	successfully developing and applying for and receiving marketing approvals from applicable regulatory authorities for EYSUVIS and other product candidates;
•	receiving regulatory approval of our manufacturing processes and our third‑party manufacturers’ facilities from applicable regulatory authorities and maintaining adequate supply of our products;
•	maintaining a workforce of experienced scientists and others with experience in AMPPLIFY technology and eye diseases to continue to develop our product candidates;
•	leveraging our sales, marketing and distribution capabilities for EYSUVIS and expanding upon these capabilities if and when appropriate;
•

establishing additional sales, marketing and distribution capabilities for, and successfully launching commercial sales of any other product candidates for which we obtain marketing approval, whether alone or in collaboration with others;

•	effectively competing with other therapies;
•	maintaining an acceptable safety profile of our products following approval;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	protecting our rights in our intellectual property portfolio; and
•	not infringing, misappropriating or otherwise violating others’ intellectual property rights.

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

In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating EYSUVIS, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. In August 2019, we announced that we received a CRL from the FDA indicating that positive efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. On March 9, 2020, we announced that STRIDE 3 met both of its primary symptom endpoints and its key secondary sign endpoint. On April 30, 2020, we resubmitted the NDA for EYSUVIS. We believe the data from STRIDE 3 replicates the positive efficacy data from the previous clinical trials for both signs and symptoms of dry eye disease and will satisfy the recommendation in the CRL for an additional positive trial. However, the FDA may determine otherwise, and we may need to conduct additional clinical trials to support approval of EYSUVIS. If we conduct additional clinical trials of EYSUVIS, our expenses will significantly increase and could delay or halt our ability to obtain marketing approval. Our Phase 3 clinical trials of EYSUVIS may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our Phase 3 clinical trials of EYSUVIS pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time-consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates that we may develop, including:

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

•	we may be subject to additional post‑marketing testing requirements to maintain regulatory approval;
•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or may be delayed;
•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate trials;
•	ongoing or future restrictions resulting from the COVID-19 pandemic and its collateral consequences may result in internal and external operational delays and limitations; and
•	regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified Risk Evaluation and Mitigation Strategy.

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

For example, we experienced a delay in patient enrollment for our Phase 3 clinical trial, STRIDE 3, evaluating EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease. There were a number of factors that may have impacted the delay, including increased competition for eligible patients from competitors that are developing product candidates to treat similar indications and the limited number of patients who fit the eligibility criteria for STRIDE 3. Our inability to locate and enroll a sufficient number of patients for our clinical trials could result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development or commercialization of our product or product candidates, we may need to abandon or limit our development of such product or product candidates.

If INVELTYS or any of our product candidates, including EYSUVIS, are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our product or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of INVELTYS and EYSUVIS have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of KPI-121 reported in any of our clinical trials to date. Increases in IOP and cataract formation are additional adverse effects associated with the use of corticosteroids. We have no clinical safety data on or patient exposure to either KPI-121 concentration for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our product or our product candidates (including use of INVELTYS or EYSUVIS, if approved, more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our product or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our product or product candidates, if approved, at the rate we currently expect.

We may not be successful in our efforts to develop new product candidates based on our AMPPLIFY technology or expand the use of our AMPPLIFY technology for treating additional diseases and conditions.

We are currently directing a portion of our development efforts towards applying our AMPPLIFY technology to develop new product candidates that are designed to diffuse through the mucus layer and enable the active drug substance to reach cells in the underlying target tissue. We have product candidates at various stages of development for treatment of eye diseases and may explore the potential use of our AMPPLIFY technology in other diseases. Our existing product candidates and any other potential product candidates that we identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we develop based upon our AMPPLIFY technology, we will not be able to obtain substantial product revenues in future periods.

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

We may in the future choose to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

Risks Related to the Commercialization of INVELTYS and our Product Candidates, Including EYSUVIS

The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS and may continue to adversely affect our business, results of operations and financial condition.

The ongoing novel coronavirus pandemic, commonly referred to as COVID-19, which began in December 2019, has spread worldwide, causing federal, state and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen significantly.

In particular, the moratorium on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, has adversely affected the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The COVID-19 pandemic has negatively impacted revenues from INVELTYS and we expect it to continue to do so until surgeries return to historical levels. Shelter-in-place orders and other mandated local travel and social interaction prohibitions have also restricted the activities of our sales force, which has suspended substantially all in-person interactions with physicians and customers and is mostly restricted to conducting educational and promotional activities virtually until such time that they can safely return to the field. Furthermore, while the majority of our day-to-day operations are continuing as our employees are working remotely, our laboratory facilities that support our early-stage research activities are limited as we evaluate ways in which our laboratory-based employees can safely resume their full activities.

The effects of COVID-19 may also disrupt the review of our resubmitted NDA for EYSUVIS and the timing of its review by the FDA. Moreover, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies.  Although we believe the resubmission of our NDA for EYSUVIS would be subject to a six-month review by the FDA under PDUFA, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA for EYSUVIS.

Additionally, while we currently are not experiencing interruptions in our manufacturing of INVELTYS or EYSUVIS, quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the significant ongoing impact of the pandemic on economies worldwide could result in more extensive adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to significantly and adversely affect our business, financial condition, results of operations and prospects.

INVELTYS or any of our product candidates that receive marketing approval, including EYSUVIS, may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third‑party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate

INVELTYS or any product candidate that we develop that receives marketing approval, including EYSUVIS, may fail to gain sufficient market acceptance by clinicians, patients, third‑party payors and others in the medical community. Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data we have commissioned. For example, based on a market survey we commissioned in 2018 of 100 ophthalmologists, we believe INVELTYS offers advantages over existing post‑surgical treatment options due to its AMPPLIFY technology and being the first and only topical twice‑daily dosing, two‑week course of treatment and safety data, including low incidence of reported IOP spikes, and efficacy data from our clinical trials. In this market survey, a majority of surveyed ophthalmologists indicated they were likely to prescribe INVELTYS. We also conducted an Attitudes, Trial and Usage Study (ATU) in August 2019 with approximately 200 eye care professionals, or ECPs, which indicated that many current INVELTYS prescribers intend to increase their usage of INVELTYS. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice‑a‑day or less frequent dosing.

While there are no drugs currently approved in the United States for the short-term relief of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over‑the‑counter artificial tears, Restasis®, Xiidra®, CequaTM, off‑label use of corticosteroids and various drugs that are produced by compounding pharmacies. Generic versions of Restasis are also expected to become available in the United States in 2020. Our current expectations regarding market potential for EYSUVIS are based, in part, on market research data we have commissioned. For example, based on two surveys we commissioned of 503 and 297 dry eye disease patients in 2017 and 2018, respectively, which we refer to as our patient surveys, 80% to 90% of surveyed patients reported experiencing dry eye flares, with the majority experiencing on average four days of flares six times per year, and the most common reason given by patients for discontinuing the two leading branded dry eye treatments were insufficient efficacy and side effects. However, it is possible that doctors may continue to rely on other existing treatments rather than EYSUVIS, if and when it is approved for marketing by the FDA. In addition, if generic versions of any products that compete with any of our product candidates are approved for marketing by the FDA, they would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, clinicians, patients and third‑party payors may choose to rely on such products rather than our product candidates.

The market opportunity for INVELTYS may be further impacted and, if approved, the market opportunity for EYSUVIS may also be adversely impacted by extraordinary events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences.  For example, the moratorium on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, has adversely affected the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS.  Shelter-in-place orders and other mandated local travel prohibitions have also restricted the activities of our sales force, which has suspended substantially all in-person interactions with physicians and customers and is mostly restricted to conducting educational and promotional activities virtually until such time that they can safely return to the field. These restrictions have adversely affected our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS, if and when approved.

Our assessment of the potential market opportunity for INVELTYS and our product candidates, including EYSUVIS, is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third‑party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third‑party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of dry eye disease in particular is difficult to precisely estimate. The results from our physician and patient surveys may be less reflective of the dry eye disease population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third‑party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for INVELTYS or any of our product candidates, including EYSUVIS, may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability. The uncertainty with respect to the future progression of the COVID-19 pandemic and its long-term effects may adversely impact the accuracy of such estimates and our potential market opportunity for INVELTYS and EYSUVIS, if approved.

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

Inadequate reimbursement may adversely affect the demand for, or the price of, INVELTYS or any product candidate, including EYSUVIS, for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize INVELTYS or any product candidate for which we obtain marketing approval, including EYSUVIS.

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

If we are unable to maintain our sales, marketing and distribution capabilities, establish additional capabilities if and when necessary, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing INVELTYS or any of our product candidates, including EYSUVIS, that we may develop if and when they are approved.

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

In 2019, we completed the buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS and may need to expand that infrastructure to market any of our product candidates that we develop in the United States, if and when such product candidates are approved.  For example, if EYSUVIS is approved, we plan to increase our sales force from 57 sales representatives to a total of approximately 100 to 125 sales representatives, who will promote both EYSUVIS and INVELTYS. There are risks involved with establishing, maintaining and expanding our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any future product launch. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our product candidates for which we establish additional commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize INVELTYS or any product candidates for which we receive marketing approval, including EYSUVIS, on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	our ability to obtain and maintain coverage, adequate pricing, and adequate reimbursement from third‑party payors, including government payors;
•

the inability of sales personnel to obtain access to clinicians, including as a result of limitation on office visits as a result of COVID-19 or other health concerns, or persuade adequate numbers of clinicians to prescribe our products;

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

Following ocular surgery, topical steroids are commonly prescribed to manage and prevent complications from post‑operative inflammation. Topical steroid drops are the main competition to INVELTYS for the treatment of inflammation and pain following ocular surgery. The current branded market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, the first generic formulation of loteprednol suspension 0.05% (Lotemax suspension) was launched in May 2019 and Durezol lost its patent exclusivity in 2019, which could result in a potential generic launch of this product in 2020.

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

The current disease management approaches for dry eye disease in the United States includes non-pharmaceutical therapies and pharmaceutical therapies. Non-pharmaceutical therapies include over the counter artificial tear eye drops, which are palliative and used on an intermittent or chronic basis to provide short-term symptomatic relief of dryness and irritation; hot compresses for the eye and lid hygiene management; devices, such as punctal plugs that are inserted into the tear ducts to inhibit tear drainage, resulting in more moisture on the surface of the eye; and TrueTear® Intranasal Tear Neurostimulator, a neurostimulator that received marketing approval from the FDA in April 2017, which provides electrical pulses within the nasal cavity to stimulate tear production.

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

We are developing EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease, which includes dry eye flares. Any product that is developed for the treatment of the signs and symptoms of dry eye disease could directly compete with EYSUVIS. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for EYSUVIS. These product candidates are being developed by pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Oyster Point Pharma’s OC-01 nasal spray, Aldeyra Therapeutics’ reproxalap ophthalmic solution, Aurinia Pharmaceuticals’ voclosporin ophthalmic solution, Novaliq’s Cyclasol candidate as well as its NOV03 candidate, which has been licensed to Bausch Health Companies Inc., Silk Technologies’ SDP-4 ophthalmic solution, and others.

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

If our contracted manufacturing facilities experience production issues for any reason, we may be unable to manufacture commercial quantities of our product or product candidates for a substantial amount of time, which could have a material adverse effect on our business.

We rely on third‑party contract manufacturers to manufacture commercial supplies of INVELTYS and expect to rely on third party contract manufacturers to manufacture commercial supplies of EYSUVIS, if approved. Specifically, we rely on the following: Catalent Pharma Solutions, LLC, or Catalent, to manufacture and supply to us a minimum amount of INVELTYS and EYSUVIS for commercial use; Alliance Contract Pharma, LLC, or Alliance, for manufacturing bulk KPI‑121 concentrates; and Chemo Iberica SA, or Chemo Iberica, to manufacture and supply to us a bulk supply of loteprednol etabonate, or LE. We expect to rely on third parties to manufacture clinical supplies of any other product candidates and commercial supplies of any other products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product or our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of our product or any of our product candidates for which we obtain marketing approval, we may not be able to compete, or may be delayed in producing sufficient product or product candidates to meet our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, epidemics or pandemics, such as COVID-19, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third‑party relationship, which may not be readily available or on acceptable terms, or at all, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We or our third‑party manufacturers may also encounter shortages in the raw materials or active pharmaceutical ingredient necessary to produce our product candidates in the quantities needed for our clinical trials or, our product or our product candidates if approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or active pharmaceutical ingredient, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredient by our competitors or others and shortages related to the COVID-19 pandemic. The failure of us or our third‑party manufacturers to obtain the raw materials or active pharmaceutical ingredient necessary to manufacture sufficient quantities of our product candidates, may have a material adverse effect on our business.

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

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of INVELTYS and EYSUVIS and plan to contract with third parties for clinical and commercial supply of any future product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of commercial quantities of INVELTYS, EYSUVIS or any other product candidates. We rely on Catalent to manufacture and supply to us a minimum amount of INVELTYS and expect to rely on Catalent to manufacture and supply to us a minimum amount EYSUVIS for commercial use, if approved.  We also rely on Alliance for manufacturing bulk KPI‑121 concentrates, and Chemo Iberica to manufacture and supply to us a bulk supply of LE. We expect to rely on third‑party manufacturers to manufacture commercial supplies of all of our products and clinical supplies of any other product candidates if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of INVELTYS, EYSUVIS and any other product or product candidate that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, certain of our third-party manufacturers have in the past, and may in the future, experience performance issues that result in lower than expected yields. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or the supply and sale of any product of ours that has been approved for commercial use.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. Additionally, while we currently are not experiencing interruptions in our manufacturing of INVELTYS or EYSUVIS, quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19 may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supply if and when needed.

Our current and anticipated future dependence upon others for the manufacture of INVELTYS, EYSUVIS or our other product candidates may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

We may enter into collaborations with third parties for the development or commercialization of our products and product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize INVELTYS or any of our product candidates, including EYSUVIS, for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third‑party arrangements are otherwise beneficial. We also may seek third‑party collaborators for development and commercialization of our product candidates. We may also consider potential collaborative partnership opportunities prior to initiating IND‑enabling studies on KPI‑285, our lead rTKI compound, or any other product candidates we develop, including our novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of IOP increase and cataract formation. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products and product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

•	collaborators may infringe, misappropriate or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•

collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of products or product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our collaborators.

Additionally, subject to its contractual obligations to us, if a collaborator of ours were to be involved in a business combination, it might de‑emphasize or terminate the development or commercialization of any product or product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be harmed.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely on third parties, such as clinical research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, in conducting our clinical trials and expect to continue to rely on such parties to conduct clinical trials of any product candidate that we develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

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

Depending upon the timing, duration, and specifics of FDA marketing approval of our product candidates, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch‑Waxman Act. The Hatch‑Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Also, the regulatory review period of an FDA-approved product may not serve as a basis for a patent term extension if the active ingredient of such product was subject to regulatory review and approval in an earlier product approved by the FDA. We do not expect the U.S. patents covering INVELTYS to be eligible for patent term extension due to this limitation. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be able to seek or be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

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

A substantial portion of our patent portfolio is in‑licensed. As such, we are a party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to INVELTYS and our product candidates, including EYSUVIS, and some aspects of our AMPPLIFY technology. While we control patent prosecution of the licensed patent families relating to INVELTYS and EYSUVIS, for the remainder of the patent families subject to our exclusive license agreement with The Johns Hopkins University, or JHU, that relate to our AMPPLIFY technology, JHU retains control of patent prosecution. Our rights with respect to in‑licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated. We are likely to enter into additional license agreements to in‑licensed patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our products or product candidates could be materially harmed.

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

On August 22, 2018, we received approval from the FDA to market INVELTYS in the United States, which is our first and only product candidate to receive marketing approval. We have not received approval to market EYSUVIS or any other product candidate from regulatory authorities in any jurisdiction. In August 2019, we announced that we received a CRL from the FDA regarding our NDA for EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease. In the CRL, the FDA indicated that positive efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA.  On March 9, 2020, we announced that STRIDE 3 met both of its primary symptom endpoints and its key secondary sign endpoint. On April 30, 2020, we resubmitted the NDA for EYSUVIS. We believe the data from STRIDE 3 replicates the positive efficacy data from the previous clinical trials for both signs and symptoms of dry eye disease and will satisfy the recommendation in the CRL for an additional positive trial. However, the FDA may determine otherwise, and we may need to conduct additional clinical trials to support approval of EYSUVIS.  In addition, we may never generate the necessary data or results required to obtain regulatory approval of any other products with the market potential sufficient to enable us to achieve profitability. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals and have relied on, and expect to continue to rely on, third‑party consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that any product candidate that we develop is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post‑approval commitments that render the approved product not commercially viable. In the United States, the FDA also approves the proprietary brand name used to market an approved drug. In the United States, the FDA also approves the proprietary brand name used to market an approved drug. The FDA has not yet approved our use of the brand name “EYSUVIS”, which we plan to use to market KPI-121 0.25%.  If the FDA does not approve the brand name “EYSUVIS” or any other brand name or trademark we propose to use in connection with the sale of any product that receives regulatory approval, we would need to adopt and seek approval for a new name and our marketing efforts may be adversely effected.

Although we believe the resubmission of our NDA for EYSUVIS would be subject to a six-month review by the FDA under PDUFA, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA for EYSUVIS. If we experience delays in obtaining approval or if we fail to obtain approval of EYSUVIS or any other product candidate that we develop, the commercial prospects for such product candidate may be harmed and our ability to generate revenues will be materially impaired.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies.  Although we believe the resubmission of our NDA for EYSUVIS would be subject to a six-month review by the FDA under PDUFA, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA for EYSUVIS.  Additionally, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Healthcare providers, clinicians and third‑party payors in the United States and elsewhere play a primary role in the recommendation and prescription and use of INVELTYS, and will play a primary role in the recommendation and prescription and use of any product candidates for which we obtain marketing approval, including EYSUVIS. Our future arrangements with third‑party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute INVELTYS and any products for which we obtain marketing approval, including EYSUVIS. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On

March 3, 2020, the U.S. Supreme Court agreed to hear the case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Although we maintain general liability insurance as well as workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We hold $3.0 million of environmental liability insurance for claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. These limits, both in the aggregate and per incident, may not be adequate to cover all liabilities that we may incur.

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

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the 2017 Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years ending after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the 2017 Tax Act.  It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the 2017 Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act or the CARES Act.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal net operating loss, or NOL, carryforwards of $168.8 million, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. At December 31, 2019, we also had state net operating loss carryforwards of $171.8 million, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2030. These net operating loss carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

In general, under Section 382 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur an “ownership change,” generally defined as a greater than 50% change (by value) in our equity ownership by certain stockholders, over a three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforward could be limited. State NOL carryforwards may be similarly limited. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and increased liabilities could adversely affect our business, results of operations, financial position and cash flows. If our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the 2017 Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

We have experienced and expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing and distribution. To manage our recent and potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and may further expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such growth, we may not be able to effectively manage our recently expanded operations or any future expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Furthermore, operational and other restrictions related to COVID-19 may further hamper our ability to grow as needed and/or to manage our growth. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs and commercialization of our products.

Despite the implementation of security measures, our internal computer systems and those of our current and any future contractors or consultants, including any collaborator, are vulnerable to damage from cyber-attacks, computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber incidents or attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. System failures, accidents, cyberattacks or security breaches could cause interruptions in our operations, it could result in a material disruption of our development programs, the commercialization of our products and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy.  The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability, including civil fines and penalties under the General Data Protection Regulation (EU) 2016/679, or GDPR, HIPAA and other relevant state and federal privacy laws in the United States and abroad, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

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

As of March 31, 2020, our executive officers and directors and principal stockholders in the aggregate, owned shares representing approximately 40.09% of our capital stock, based on the most recent institutional shareholder ownership filings with the SEC. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

•	our success in obtaining FDA approval of EYSUVIS;
•	our success in commercializing INVELTYS and, if approved, EYSUVIS and other product candidates;
•	results of clinical trials of any of our product candidates, including EYSUVIS;
•	results of clinical trials of product candidates of our competitors;
•	changes in the structure of healthcare payment systems;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries, including in the U.K. in connection with Brexit;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific, commercial or management personnel;
•	the level of expenses related to the commercialization of INVELTYS, EYSUVIS, if approved, and clinical development programs for any of our product candidates;

•

the results of our efforts to discover, develop, acquire or in‑license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 5, 2020, we had outstanding 55,715,876 shares of common stock. Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non‑affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On February 14, 2020, we granted stock options to one new employee to purchase 4,000 shares of our common stock at an exercise price of $6.50 per share. These options were inducement grants made outside of our 2017 Equity

Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 6.  Exhibits

Exhibit Index

EXHIBIT 10.1*+	-	Amendment No. 2 to Commercial Supply Agreement, dated March 27, 2020, by and between the Registrant and Catalent Pharma Solutions, LLC
EXHIBIT 10.2+	-	Form of Non-Employee Director Restricted Stock Unit Award under 2017 Equity Incentive Plan
EXHIBIT 10.3+	-	Form of Non-Employee Director Deferred Restricted Stock Unit Award under 2017 Equity Incentive Plan
EXHIBIT 31.1+	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1+	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mark Iwicki, President and Chief Executive Officer of the Company.

EXHIBIT 32.2+	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: May 7, 2020	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 7, 2020	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)