Form 10-Q
period 2020-06-30
Kala Pharmaceuticals, Inc.
filed 2020-08-06
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 56,059,865 shares of Common Stock, $0.001 par value per share, outstanding as of August 3, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$128,023	$85,449
Short-term investments	56,536	—
Accounts receivable, net	4,281	11,563
Inventory	5,711	4,648
Prepaid expenses and other current assets	2,473	3,824
Total current assets	197,024	105,484
Non-current assets:
Property and equipment, net	2,964	2,698
Long-term inventory	4,109	3,778
Right-of-use assets	28,829	29,781
Restricted cash	12,584	12,582
Total assets	$245,510	$154,323
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,548	$2,518
Accrued expenses and other current liabilities	13,967	20,929
Current portion of lease liabilities	1,425	1,327
Total current liabilities	16,940	24,774
Long-term liabilities:
Long-term lease liabilities - less current portion	27,930	28,673
Long-term debt	71,697	71,184
Total long-term liabilities	99,627	99,857
Total liabilities	116,567	124,631
Commitments and Contingencies (Note 14)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 55,831,021 and 36,086,254 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	56	36
Additional paid-in capital	469,627	325,112
Accumulated other comprehensive income	(17)	—
Accumulated deficit	(340,723)	(295,456)
Total stockholders' equity	128,943	29,692
Total liabilities and stockholders' equity	$245,510	$154,323

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Product revenues, net	$833	$2,057	$1,904	$3,443
Costs and expenses:
Cost of product revenues	759	352	1,113	593
Selling, general and administrative	15,301	17,007	30,709	35,243
Research and development	6,053	7,108	11,487	14,067
Total costs and expenses	22,113	24,467	43,309	49,903
Loss from operations	(21,280)	(22,410)	(41,405)	(46,460)
Other income (expense):
Interest and other income	102	646	400	1,402
Interest and other expense	(2,134)	(2,061)	(4,262)	(4,155)
Total interest and other expense	(2,032)	(1,415)	(3,862)	(2,753)
Net loss	$(23,312)	$(23,825)	$(45,267)	$(49,213)
Net loss per share—basic and diluted	$(0.42)	$(0.70)	$(0.94)	$(1.45)
Weighted average shares outstanding—basic and diluted	55,703,882	33,882,939	48,232,933	33,880,494

Net loss	$(23,312)	$(23,825)	$(45,267)	$(49,213)
Other comprehensive income:
Change in unrealized gains/losses on investments:
Change in fair value of investments, net of tax	17	—	17	—
Total change in unrealized gains/losses on investments, net of tax	17	—	17	—
Total other comprehensive income	17	—	17	—
Total comprehensive loss	$(23,295)	$(23,825)	$(45,250)	$(49,213)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Three Months Ended June 30,
	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2019	33,882,857	$34	$308,830	$—	$(226,497)	$82,367
Exercise of stock options	110	—	—	—	—	—
Stock-based compensation expense	—	—	2,524	—	—	2,524
Net loss	—	—	—	—	(23,825)	(23,825)
Balance as of June 30, 2019	33,882,967	$34	$311,354	$—	$(250,322)	$61,066

Balance as of March 31, 2020	54,585,636	$55	$458,866	$—	$(317,411)	$141,510
Exercise of stock options	249,870	—	772	—	—	772
Common stock offering, net of issuance cost and underwriting fees of $0.5 million	979,371	1	7,215	—	—	7,216
Stock-based compensation expense	—	—	2,774	—	—	2,774
Warrant exercises	16,144	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(23,312)	(23,312)
Balance as of June 30, 2020	55,831,021	$56	$469,627	$(17)	$(340,723)	$128,943

See accompanying notes to these unaudited condensed consolidated financial statements

	Six Months Ended June 30,
	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2018	33,863,077	$34	$306,053	$—	$(201,109)	$104,978
Exercise of stock options	19,890	—	39	—	—	39
Stock-based compensation expense	—	—	5,262	—	—	5,262
Net loss	—	—	—	—	(49,213)	(49,213)
Balance as of June 30, 2019	33,882,967	$34	$311,354	$—	$(250,322)	$61,066

Balance as of December 31, 2019	36,086,254	$36	$325,112	$—	$(295,456)	$29,692
At the market offering, net of sales agent commission of $0.4 million	2,352,671	3	12,543	—	—	12,546
Exercise of stock options	311,028	—	938	—	—	938
Common stock offering, net of issuance cost and underwriting fees of $8.1 million	16,979,371	17	125,406	—	—	125,423
Issuance under employee stock purchase plan	85,553	—	270	—	—	270
Stock-based compensation expense	—	—	5,358	—	—	5,358
Warrant exercises	16,144	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(45,267)	(45,267)
Balance as of June 30, 2020	55,831,021	$56	$469,627	$(17)	$(340,723)	$128,943

See accompanying notes to these unaudited condensed consolidated financial statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(45,267)	$(49,213)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	454	388
Non-cash operating lease cost	952	840
Amortization of debt discount and other non-cash interest	513	466
Stock-based compensation	5,271	5,094
Change in operating assets and liabilities:
Accounts receivable	7,282	(5,648)
Prepaid expenses and other current assets	1,351	1,106
Inventory	(1,306)	(3,955)
Accounts payable	(973)	(2,249)
Accrued expenses and other current liabilities	(6,782)	1,776
Lease liabilities and other long-term liabilities	(629)	(201)
Net cash used in operating activities	(39,134)	(51,596)
Cash flows from investing activities:
Purchases of property and equipment	(915)	(943)
Purchases of short-term investments	(56,535)	—
Net cash used in investing activities	(57,450)	(943)
Cash flows from financing activities:
Proceeds from common stock offerings, net of underwriters' discounts and offering cost	137,969	—
Payment of principal on finance lease	(16)	(20)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,207	39
Net cash provided by financing activities	139,160	19
Net increase/(decrease) in cash and restricted cash:	42,576	(52,520)
Cash and restricted cash at beginning of period	98,031	183,104
Cash and restricted cash at end of period	140,607	130,584
Reconciliation of cash and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	140,607	130,584
Less restricted cash	(12,584)	(12,578)
Cash and cash equivalents at end of period	$128,023	$118,006
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for finance lease obligation	$—	$136

Supplemental disclosure:
Cash paid for interest	$3,749	$3,683
Right-of-use assets obtained in exchange of operating lease obligations	—	1,852

See accompanying notes to these unaudited condensed consolidated financial statements.

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

In October 2018, the Company submitted a New Drug Application (“NDA”) to the FDA for EYSUVIS. In August 2019, the Company announced that it received a complete response letter (“CRL”) from the FDA indicating that positive efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, the Company initiated an additional Phase 3 clinical trial (“STRIDE 3”) (STRIDE- Short Term Relief In Dry Eye), in July 2018. On March 9, 2020, the Company announced that STRIDE 3 met both of its primary symptom endpoints and its key secondary sign endpoint and on April 30, 2020, the Company resubmitted its NDA with the positive data from STRIDE 3. The Company believes that the data from STRIDE 3 replicates the positive efficacy data from previous clinical trials for both signs and symptoms of dry eye disease and will satisfy the recommendation in the CRL for an additional positive trial. On May 26, 2020, the Company announced that the FDA stated that our NDA resubmission was a complete, Class 2 response to the CRL and set a Prescription Drug User Fee Act (“PDUFA”) goal date of October 30, 2020 for the completion of its review of the NDA.

In January 2019, the Company launched its first commercial product, INVELTYS, in the United States. The Company is engaged in the commercialization of INVELTYS, pursuing FDA approval of, and preparing to launch, EYSUVIS, research and development activities, raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high-risk, research and development of pharmaceutical product candidates and launching products for the first time. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to obtain regulatory approval of EYSUVIS, the success of commercializing its products, the success of its research and development efforts, its ability to obtain regulatory approval of its other product candidates, its ability to raise additional capital when needed and, ultimately, attain profitable operations.

The Company is also evaluating other opportunities for MPP nanosuspensions of LE, compounds in its receptor Tyrosine Kinase Inhibitor program (the “rTKI program”), that inhibit the vascular endothelial growth factor (“VEGF”), pathway, for the potential treatment of a number of retinal diseases, and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action for eye disease with the goal of eliminating the risk of interocular pressure (“IOP”) increase and cataract formation.

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of June 30, 2020, the Company had an accumulated deficit of $340.7 million. The Company has generated only limited revenues to date from product sales and has financed operations primarily through proceeds from its initial public offering of common stock (“IPO”), public common stock offerings and sales of its common stock under its at-the-market offering facility, private placements of preferred stock, convertible debt financings, borrowings under credit facilities and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and commercialize INVELTYS. The Company expects to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company believes that its existing cash, cash equivalents and short-term investments as of June 30, 2020, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

COVID-19 – The ongoing novel coronavirus pandemic, commonly referred to as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has caused federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. The Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. As a result, the Company previously suspended substantially all in-person interactions with customers, including visits to physician offices, clinics, and hospitals, and was limited to conducting educational and promotional activities virtually, and the Company may be forced to suspend all or some in-person interactions again in the future. In addition, all office-based personnel have been instructed to work from home and the Company’s laboratory facilities, that support our early-stage research activities, are being utilized as necessary. The moratoria on routine medical appointments and elective surgeries that have occurred at times in many jurisdictions, including ocular surgeries, has adversely affected the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the length and severity of this pandemic, impact on its customers, employees, vendors, and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its condensed consolidated results of operations or financial position.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and warrants. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2020 and 2019.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the period ended June 30, 2020, other than the addition of the Investments section below.

Investments — The Company determines the appropriate classification of its investments at the time of purchase. The Company’s investments are classified as available-for-sale in accordance with Accounting Standards Codification (“ASC”) Topic 320. The Company classifies investments available to fund current operations as current assets on its condensed consolidated balance sheets. Investments are classified as long-term assets on the condensed consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in comprehensive loss on the condensed consolidated statements of operations and in accumulated other comprehensive loss on the condensed consolidated balance sheets. Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other income (expense).

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The ASU was effective on January 1, 2020 and the adoption of ASU 2018-13 did not have a material effect on the Company’s condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be Smaller Reporting Companies (“SRCs”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim period within those fiscal years and for all other entities, including SRCs, for fiscal years beginning December 15, 2022, including interim periods within those fiscal years. Upon adoption, beginning January 1, 2023, the Company does not expect ASU 2019-10 to have a material effect on its condensed consolidated financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has short-term investments which are considered financial instruments that are measured on a recurring basis. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Our financial instruments consist primarily of cash, cash equivalents, and short-term investments in money market funds and short-term securities. Cash, cash equivalents and short-term investments are reported at their respective fair values on our Condensed Consolidated Balance Sheets. See Note 4 (Investments) for additional information.

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at June 30, 2020:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$128,023	$128,023	$128,023	$-	$-
Short-term investments	56,536	56,536	56,536	-	-
Total Assets	$184,559	$184,559	$184,559	$-	$-

During the three and six months ended June 30, 2020, there were no transfers between Level 1, Level 2, and Level 3.

4. INVESTMENTS

Investments by security type consisted of the following as of June 30, 2020:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$27,980	$-	$(8)	$27,972
U.S. government agencies securities	28,573	-	(9)	28,564
Total	$56,553	$-	$(17)	$56,536

As of June 30, 2020, all of our investments had a contractual maturity within one year. The fair value of all our investments are classified as short-term on our Condensed Consolidated Balance Sheets.

5. REVENUE & ACCOUNTS RECEIVABLE, NET

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. The Company performs the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

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

The goods promised in the Company’s product sales contracts represent a single performance obligation; as the promise to transfer the individual products to the Customer is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company recognizes revenue from product sales at the point the Customer obtains control of the product, which occurs upon delivery. The transaction price (“net sales price”) that is recognized as revenue for product sales includes the selling price to the Customer and an estimate of variable consideration. Components of variable consideration include prompt pay and other discounts, product returns, government rebates, third-party payor rebates, coverage gap rebates, incentives such as patient co-pay assistance, and other fees paid to Customers where a distinct good or service is not received. Variable consideration is recorded on the condensed consolidated balance sheet as either a reduction of accounts receivable, if payable to a Customer, or as a current liability, if payable to a third-party other than a Customer. The Company considers all relevant information when estimating variable consideration such as assessment of its current and anticipated sales and demand forecasts, information from third parties regarding the payor mix for products, information from third parties regarding the units remaining in the distribution channel, specific known market events and trends, industry data and current contractual and statutory requirements that are reasonably available. The Company includes estimated amounts in the net sales price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the six months ended June 30, 2020:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance at December 31, 2019	$1,783	$180	$10,044
Provision related to current period sales	725	—	4,576
Changes in estimate related to prior period sales	2	(66)	93
Credit/payments made	(1,114)	—	(8,090)
Balance at March 31, 2020	$1,396	$114	$6,623
Provision related to current period sales	335	—	2,194
Changes in estimate related to prior period sales	3	(51)	(234)
Credit/payments made	(1,336)	1	(3,013)
Balance at June 30, 2020	$398	$64	$5,570
(1)	Trade discounts, allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade discounts, allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Condensed Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)	Rebates and incentives includes managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.

Accounts Receivable, net

Accounts receivable are reported on the condensed consolidated balance sheets at outstanding amounts due from Customers for product sales. The Company deducts sales discounts for prompt payments and contractual fees for service arrangements from accounts receivable. The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of Customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible.

The Company recorded no allowance for doubtful accounts as of June 30, 2020 or June 30, 2019. The Company recorded an allowance of $0.4 million and $0.9 million for expected sales discounts, related to prompt pay discounts and contractual fee for service arrangements, to wholesalers and distributors as of June 30, 2020 and June 30, 2019, respectively.

6. INVENTORY

Current inventory and long-term inventory consist of the following (in thousands):

	June 30,	December 31,
	2020	2019

Raw materials	$1,025	$1,387
Work in progress	4,589	4,166
Finished goods	4,206	2,873
Total inventory	$9,820	$8,426

As of June 30, 2020, the Company had $5.7 million of current inventory and $4.1 million of long-term inventory. As of December 31, 2019, the Company had $4.6 million of current inventory and $3.8 million of long-term inventory.

7. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019

Compensation and benefits	$5,347	$6,502
Accrued revenue reserves (1)	5,061	9,482
Development costs	179	1,600
Professional services	938	760
Commercial cost	800	930
Contract manufacturing	1,462	630
Other	180	1,025
Accrued expenses	$13,967	$20,929

(1) There were additional revenue reserves included in accounts payable of $0.6 million and $0.7 million, as of June 30, 2020 and December 31, 2019, respectively.

8. LEASES

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

In connection with the Watertown Lease, the Company issued a letter of credit to the landlord for $2.0 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of June 30, 2020 and December 31, 2019.

For the six months ended June 30, 2020 and 2019, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes, was $1.1 million and $0.5 million, respectively. The remaining lease term was 11.3 years as of June 30, 2020.

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it currently leases approximately 65 vehicles. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $0.5 million, which was reported as restricted cash on the balance sheet. The lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019. As of June 30, 2020, the remaining lease term was 1.7 years.

The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$1,185	$1,187	$2,371	$2,243
Variable lease cost	658	383	1,068	507
Total lease cost	$1,843	$1,570	$3,439	$2,750

Operating cash outflows from operating leases	$1,686	$911	$3,130	$1,654

9. DEBT

Athyrium Credit Facility

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”), with Athyrium Opportunities III Acquisition LP (“Athyrium”) for up to $110.0 million. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75.0 million (the “Term Loan A”), and a Term Loan B in the aggregate principal amount of $35.0 million (the “Term Loan B”). On October 1, 2018, the Company borrowed the entire principal amount of the Term Loan A. The Company did not satisfy the conditions to draw down any of the Term Loan B funds, and as a result, the Term Loan B funds are no longer available. The maturity date of the Athyrium Credit Facility is October 1, 2024, the six-year anniversary of the close.

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

The Athyrium Credit Facility includes features requiring (1) additional interest rate upon an event of default accrued at an additional 3%, or a total interest rate of 12.875%, and (2) the lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of June 30, 2020. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations.

The Athyrium Credit Facility is secured by a pledge of substantially all of the Company’s assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability to, among other things, incur and prepay additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, change in the nature of business, enter into sale and leaseback transactions, make distributions, and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Athyrium Credit Facility also contains a financial covenant requiring the Company to maintain at least $10.0 million of cash and cash equivalents. As a result of this financial covenant, the Company has recorded $10.0 million as restricted cash as of June 30, 2020 and December 31, 2019.

In connection with the Athyrium Credit Facility, the Company issued a warrant (“Warrant”), to purchase up to 270,835 shares of the Company’s common stock, at an exercise price per share of $12.18456. The Warrant is immediately exercisable as to 184,660 shares. The remaining 86,175 shares under the Warrant were exercisable only upon the Company’s draw of the Term Loan B and, as a result, the remaining 86,175 shares under the Warrant are no longer exercisable. The Warrant is exercisable through October 1, 2025 and is classified as an equity instrument. The Company allocated the proceeds from the Term Loan A to the Warrant using the relative fair value method. The fair value of the Warrant of $1.9 million was recognized as equity and a corresponding debt discount.

In addition, the Company paid certain fees to Athyrium and other third-party service providers. These fees paid to Athyrium were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs, along with the fair value of the Warrant of $1.9 million are being amortized using the effective interest method over the term of the Athyrium Credit Facility. The amortization of debt discount and debt issuance cost is included in interest expense within the Condensed Consolidated Statements of Operations. As of June 30, 2020 and June 30, 2019, the effective interest rate was 11.63%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs. During each of the three months ended June 30, 2020 and June 30, 2019, the Company recognized interest expense of $2.1 million, which consisted of amortization of the debt discount of $0.2 million, and the contractual coupon interest expense of $1.9 million. During the six months ended June 30, 2020, and June 30, 2019, the Company recognized interest expense of $4.2 million and $4.1 million, respectively. This consisted of amortization of debt discount of $0.4 million for the periods ended June 30, 2020 and June 30, 2019, and the contractual coupon interest expense of $3.8 million and $3.7 million as of June 30, 2020 and June 30, 2019, respectively.

The components of the carrying value of the debt as of June 30, 2020, and December 31, 2019 are detailed below (in thousands):

	June 30,	December 31,
	2020	2019
Principal loan balance	$75,000	$75,000
Unamortized debt discount and issuance cost	(3,559)	(3,999)
Cumulative accretion of exit fee	256	183
Long-term debt, net	$71,697	$71,184

The annual principal payments due under the Athyrium Credit Facility as of June 30, 2020 were as follows (in thousands):

Years Ending December 31,
2020 (remaining six months)	$—
2021	—
2022	16,665
2023	33,330
2024	25,005
Total	$75,000

10. WARRANTS

The Company issued warrants in connection with debt transactions that were completed prior to 2017. Upon the completion of the IPO, the Company’s then outstanding warrants to purchase preferred stock converted into warrants to purchase common stock. The Company also issued the Warrant to purchase common stock in connection with the Athyrium Credit Facility, described further in Note 9.

The following table summarizes the common stock warrants outstanding as of June 30, 2020 and December 31, 2019, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	June 30,	December 31,
Issued	Price	Date	From	2020	2019
2013	$7.50	April 2021	July 2017	33,333	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
2018	$12.18	October 2025	(1)	—	—
				248,505	297,988
(1)	As of June 30, 2020, and December 31, 2019, the warrant outstanding to acquire 86,175 shares of common stock was not exercisable. As of June 30, 2020, the Company did not satisfy the conditions to draw down the Term Loan B, and as a result, the warrant to acquire 86,175 shares of common stock expired.

11. EQUITY FINANCINGS

On August 9, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 27, 2018 (the “2018 Shelf Registration”). Under the 2018 Shelf Registration, the Company may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the 2018 Shelf Registration becoming effective.

In connection with the filing of the 2018 Shelf Registration, the Company entered into a sales agreement (the “2018 Sales Agreement”) with Jefferies, LLC (“Jefferies”) pursuant to which the Company could issue and sell, from time to time, up to an aggregate of $50.0 million of its common stock in an at-the-market equity offering (“ATM Offering”) through Jefferies, as sales agent. As of December 31, 2019, the Company issued 2,592,934 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of $13.1 million. During the first quarter of 2020, the Company issued an aggregate of 2,352,671 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of $12.5 million. On March 10, 2020, the Company notified Jefferies that it was suspending and terminating the prospectus related to the 2018 Sales Agreement.

On March 11, 2020, the Company sold 16,000,000 shares of the Company’s common stock (the “2020 Offering Shares”) in an underwritten offering (the “2020 Offering”), pursuant to the 2018 Shelf Registration, at a public offering price of $7.89 per share, before underwriting discounts, commissions, and offering expenses, resulting in net proceeds of $118.2 million. In addition, the underwriters of the 2020 Offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions and offering expenses.

On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, before underwriting discounts, commissions, and offering expenses, resulting in net proceeds to the Company of $7.2 million. The total number of shares sold by the Company in the 2020 Offering was 16,979,371, resulting in total net proceeds to the Company, after underwriting discounts, commissions, and offering expenses, of $125.4 million. As of June 30, 2020, there was $18.3 million of securities available to be issued under the 2018 Shelf Registration.

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective.

In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement with Jefferies pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $75.0 million of its common stock under its ATM Offering through Jefferies, as a sales agent.

12. STOCK-BASED COMPENSATION

Stock Incentive Plans—In December 2009, the Board of Directors (the “Board”) adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors.

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective. The 2017 Plan was established to provide equity-based ownership opportunities for employees, officers, directors, consultants, and advisors. On June 25, 2020, the 2017 Plan was amended to increase the number of shares of common stock authorized for issuance thereunder by 2,000,000 shares. As of June 30, 2020, there were 1,181,416 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the prior plan, up to an additional 2,262,070 shares, which is the number of shares issuable pursuant to outstanding awards granted under the prior plan.

Also approved under the 2017 Plan is an annual increase for each of the years through December 31, 2027, equal to the least of (i) 3,573,766 shares of common stock, (ii) 4% of the shares of common stock outstanding on December 31 of the prior year and (iii) an amount determined by the Board.

Under the plans, the Board determines the number of shares of common stock to be granted pursuant to the awards, as well as the exercise price and terms of such awards. The exercise price of incentive stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the plans expire 10 years after the grant date, unless the Board sets a shorter term. Options granted under the plans generally vest over a four-year period. A portion of the unvested stock options will vest upon the sale of all or substantially all of the stock or assets of the Company.

In the past, the Company had granted stock options which contain performance-based vesting criteria. These criteria were milestone events that were specific to the Company’s corporate goals. Stock-based compensation expense associated with performance-based stock options is recognized if the achievement of the performance condition is considered probable using management’s best estimates. As of June 30, 2020, there were no performance-based stock option awards outstanding.

Inducement Stock Option Awards—During the six months ended June 30, 2020 and 2019, the Company granted non-statutory stock options to purchase an aggregate of 12,000 shares and 63,000 shares of the Company’s common stock, respectively. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2017 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of option activity for employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the six months ended June 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding at January 1, 2020	7,453,076	$7.46	7.7	$1,313
Granted	1,477,422	3.88
Exercised	(311,028)	3.02
Forfeited	(45,897)	6.26
Outstanding at June 30, 2020	8,573,573	$7.01	7.7	$40,475
Vested or expected to vest at June 30, 2020	8,573,573	$7.01	7.7	$40,475
Options exercisable at June 30, 2020	4,656,466	$7.39	6.8	$21,417

The Company records stock-based compensation related to stock options granted at fair value. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted during the six months ended June 30, 2020 and 2019, are as follows:

	Six Months Ended June 30,
	2020			2019
Expected volatility	80%	–	81%	61%	–	82%
Risk-free interest rate	0.42%	–	1.73%	1.87%	–	2.58%
Expected dividend yield		0%			0%
Expected term (in years)	5.91	–	6.08	0.5	–	6.63

The Company derived the risk-free interest rate assumption from the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted-average expected term of options using the simplified method, as the Company lacks relevant historical data due to the Company’s limited operating experience. The estimated volatility is based upon the historical volatility of comparable companies with publicly available share prices. The impact of forfeitures on compensation expense is recorded as they occur.

During the three months June 30, 2020 and 2019, the weighted average grant-date fair value of options granted was $9.35 and $3.71, respectively. During the six months ended June 30, 2020 and 2019, the weighted average grant-date fair value of options granted was $3.88 and $3.71, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. As of June 30, 2020 and 2019, there was

$19.1 million and $23.0 million, respectively, of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted-average period of 2.59 years and 2.67 years, respectively.

Stock-based compensation costs for the Company’s manufacturing employees related to INVELTYS manufactured since FDA approval totaled $0.01 million for the three months ended June 30, 2020 and 2019, and has been capitalized into inventory as a component of overhead expense. Stock-based compensation costs for the Company’s manufacturing employees related to INVELTYS manufactured since FDA approval totaled $0.03 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively, and has been capitalized into inventory as a component of overhead expense. Capitalized stock-based compensation is recognized as an expense when the related product is sold or expensed to selling, general and administrative expense when the related sample is issued.

Restricted Stock Units—In June 2020, the Company issued restricted stock units (“RSUs”) to certain executives and board members, as well as performance-based restricted stock units (“PSUs”) to certain executives and other employees. The Company granted 135,560 RSUs to certain executives which vest 50% on the first anniversary of the grant date, and 50% on the second anniversary of the grant date. Additionally, the Company issued 128,000 RSUs to members of the board which will vest upon the earlier of the first anniversary of the 2020 Annual Meeting of Stockholders or the date of the 2021 Annual Meeting of Stockholders. The Company issued 693,537 PSUs to certain executives and other employees tied to certain performance criteria, which will vest, if at all, as to 50% on the first anniversary of satisfying the performance criteria and the remaining 50% vesting upon the second anniversary of satisfying the performance criteria. For the three and six months ended June 30, 2020, stock-based compensation costs associated with these RSUs and PSUs are immaterial.

A summary of the outstanding RSUs and PSUs as of June 30, 2020 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested and outstanding balance at December 31, 2019	-	$-
Changes during the period:
RSUs granted	263,560	11.70
PSUs granted	693,537	11.70
Non-vested and outstanding balance at June 30, 2020	957,097	$11.70

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

The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each January 1; the second offering period begins on the first trading day on or after each July 1. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The fair value of the purchase rights granted under the ESPP was estimated on the date of grant, using the Black-Scholes option-pricing model. In January 2020, employees of the Company purchased an aggregate of 85,553 shares under the ESPP. In July 2020, employees of the Company purchased an aggregate of 228,844 shares under the ESPP.

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Cost of product revenues	$9	$39	$28	$41
Research and development	551	795	1,274	1,402
Selling, general and administrative	1,933	1,787	3,686	3,651
Total	$2,493	$2,621	$4,988	$5,094

Reserved Shares—As of June 30, 2020 and December 31, 2019, the Company had reserved the following shares of common stock issuable upon exercise of rights under equity compensation plans, inducement stock option awards, and warrant rights to acquire common stock:

	June 30,	December 31,
	2020	2019

Warrant rights to acquire Common Stock	334,680	384,163
ESPP	523,860	438,307
Outstanding inducement stock option awards	717,500	705,500
2009 Plan	2,262,070	2,530,586
2017 Plan	7,836,141	4,429,849
Total	11,674,251	8,488,405

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended June 30, 2020 and 2019. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of June 30, 2020, and 2019, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and six months ended June 30, 2020 and 2019.

14. COMMITMENTS AND CONTINGENCIES

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $37,500. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $0.1 million. The Company is obligated to pay JHU low single-digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. The Company also has an obligation to pay JHU certain one-time development and commercial milestone payments. During the three months ended June 30, 2020 and 2019, the Company paid JHU $0.01 million and $0.3 million, respectively, in royalty payments associated with the sale of INVELTYS. During the six months ended June 30, 2020 and 2019, the Company paid JHU $0.02 million and $0.3 million, respectively, in royalty payments associated with the sale of INVELTYS.

The Company recorded other expenses related to the JHU agreement of $0.03 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded other expenses related to the JHU agreement of $0.1 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.

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

15. SUBSEQUENT EVENTS

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. Our innovative mucus-penetrating particle, or MPP, drug delivery technology, which we refer to as our AMPPLIFY® technology, uses selectively-sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in the August 2018 approval of INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, our topical twice-a-day ocular steroid for the treatment of inflammation and pain following ocular surgery, by the U.S. Food and Drug Administration, or the FDA, and the development of our lead product candidate, KPI-121 0.25%, which if approved we plan to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term treatment of the signs and symptoms of dry eye disease. We commercially launched INVELTYS in January 2019.

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

On March 9, 2020, we announced that STRIDE 3 achieved both of its independent primary endpoints, demonstrating a statistically significant reduction in the symptom endpoint of ocular discomfort severity, or ODS, from baseline to day 15 compared to vehicle control in both the overall ITT population (p=0.0002) and in a pre-defined subgroup of ITT patients with more severe baseline ocular discomfort (p=0.0007), defined as patients who scored greater than or equal to 68 mm in baseline ocular discomfort. These data replicate the achievement of both primary symptom endpoints of STRIDE 1 (p<0.0001 in the overall ITT population and p=0.0008 in the pre-defined ITT subgroup with more severe ocular discomfort at baseline). Statistical significance was also achieved in the key secondary endpoint of conjunctival hyperemia at day 15 in the ITT population (p<0.0001). We believe this result replicates the achievement of the positive results of STRIDE 1 and STRIDE 2, where statistical significance was demonstrated for conjunctival hyperemia at day 15 in the ITT population as a prespecified primary endpoint in each of those trials. Statistical significance was also achieved for the key secondary endpoint of ODS at day 8 in the ITT population (p=0.0282), which was consistent with STRIDE 1 (p=0.0011) and STRIDE 2 (p=0.0408). Significant improvement was also observed for corneal staining in the ITT population (p=0.0042), consistent with the result in STRIDE 2 (p=0.0314). Consistent with STRIDE 1 and STRIDE 2, EYSUVIS was generally well tolerated in STRIDE 3, with no clinically significant treatment related adverse events observed during the course of either trial, and with elevations in interocular pressure, or IOP, in both trials similar to placebo. On April 30, 2020, we resubmitted our NDA with the positive data from STRIDE 3 and on May 26, 2020 we announced that the FDA stated that our NDA resubmission was a complete, Class 2 response to the CRL and set the Prescription Drug User Fee Act, or PDUFA, goal date of October 30, 2020 for the completion of its review of the NDA. If approved, we believe EYSUVIS could become the preferred first-line prescription therapy for the short-term treatment of the signs and symptoms of dry eye disease, which will include treatment of dry eye flares that affect the vast majority of dry eye patients.

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

We are also evaluating other opportunities for MPP nanosuspensions of LE, compounds in our receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor, or VEGF, pathway, for the potential treatment of a number of retinal diseases and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating  the risk of IOP increase and cataract formation.

INVELTYS received FDA approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, which is the pathway we are pursuing for the approval of EYSUVIS as well. We have retained worldwide commercial rights for INVELTYS and our current product candidates, including EYSUVIS. Since the FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which includes 56 territory sales managers, 7 regional sales leaders, and 3 directors of national accounts. If EYSUVIS is approved by the FDA, we plan to increase, pending the status of the COVID-19 pandemic, our sales force from 56 sales representatives to a total of approximately 100 to 125 sales representatives, who will promote both EYSUVIS and INVELTYS. We expect to commercialize in the United States any of our other product candidates that receive marketing approval as well. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, including the European Union, or EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Since the initial public offering of our common stock, or IPO, we have financed our operations primarily through common stock offerings pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on August 27, 2018, or the 2018 Shelf Registration, and sales of our common stock pursuant to a sales agreement, or the 2018 Sales Agreement, with Jefferies, LLC, or Jefferies, under which we were able to issue and sell, from time to time, common stock in at-the-market offerings, or the ATM Offering, through Jefferies, as a sales agent. On March 10, 2020, we notified Jefferies that we were suspending and terminating the prospectus related to the 2018 Sales Agreement. Through June 30, 2020, we have issued an aggregate of 30,549,976 shares of common stock under our 2018 Shelf Registration, including the ATM Offering, resulting in aggregate gross proceeds to us of $231.7 million.

On May 7, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020, or 2020 Shelf Registration. Under the 2020 Shelf Registration, we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period the commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering through Jefferies, as a sales agent. Through June 30, 2020, we have no issued any shares of common stock under our 2020 Shelf Registration.

We also have an aggregate amount of $75.0 million of indebtedness outstanding under our credit facility, or the Athyrium Credit Facility, with Athyrium Opportunities III Acquisition LP, or Athyrium.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $45.3 million for the six months ended June 30, 2020 and $94.3 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $340.7 million. As we commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, public common stock offerings and sales of our common stock under our ATM Offering, private placements of preferred stock, convertible debt financings, borrowings under credit facilities and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and commercialize INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Business Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic, which began in December 2019, has spread worldwide, causing federal, state and local governments to implement measures to slow the spread of the pandemic through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. In order to safeguard the health of our employees, we follow, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state, and local governments, regarding working-from-home practices for non-essential employees. As a result, all office-based personnel have been instructed to work from home, and our laboratory facilities, that support our early-stage research activities, are being utilized as necessary. In addition, we previously suspended our sales force from substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually. If we suspend all or some in-person interactions with physicians and customers in the future, we will again be limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS, if and when approved.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts and our operational and financial performance will depend on certain developments, including the length and severity of this pandemic, impact on our customers, employees, vendors, and government agencies, all of which are uncertain and cannot be predicted.

While we believe FDA review of our resubmitted NDA for EYSUVIS remains on track to be finalized by the PDUFA goal date of October 30, 2020, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay this review. The effects of COVID-19 may also disrupt the commercialization of EYSUVIS, if approved.

Management is actively monitoring the COVID-19 pandemic and its possible effects on our financial condition, liquidity, operations, customers, sales force, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – “Risk Factors” of this Quarterly Report, including the risk factor entitled “The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS and may continue to adversely affect our business, results of operations and financial condition.”

Financial Operations Overview

Product Revenues, Net

As a result of the commercial launch of INVELTYS in the United States in early January 2019, we commenced generating product revenues from sales of INVELTYS. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance program, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. Beginning in March 2020 and continuing through most of the second quarter of 2020, prescriptions of INVELTYS and revenue have been adversely affected by the ongoing COVID-19 pandemic as federal, state and local governments implemented restrictions on elective procedures, which include most ocular surgeries during the second quarter. While many deferred ocular surgeries have been rescheduled as individual states have released restrictions on elective procedures, and INVELTYS prescriptions have returned to growth, we are unable to project the specific timing or potential impact on future revenues given the continued uncertainty around the impact and duration of the restrictions related to COVID-19.

Cost of product revenues

Cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory, and other manufacturing overhead costs. We expensed cost of product revenues related to INVELTYS as research and development expenses prior to regulatory approval which we received on August 22, 2018. With respect to the ongoing COVID-19 pandemic, we expect that the cost of product revenues will be impacted consistent with the negative impact to product revenues, net. However, we are unable to predict the specific timing or specific impact on cost of product revenues given the continued uncertainty around the impact and duration of the restrictions related to COVID-19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, commissions, stock-based compensation and travel expenses related to our commercial infrastructure and our executive, finance, human resources, legal, information technology and business development functions. Selling, general and administrative expenses also includes external costs related to marketing, samples and professional fees for auditing, tax, information technology, consultants, legal services and allocated facility-related costs not otherwise included in research and development expenses.

We anticipate that our selling, general and administrative expenses will increase in the future as we continue to build our commercial infrastructure to support the commercialization of INVELTYS or of any product candidates for which we obtain marketing approval, and if and as we increase our administrative headcount to support our continued research activities and development of our product candidates or additional product candidates, including EYSUVIS. In addition, we anticipate increased expenses related to supporting a larger organization and increase in selling expense related to EYSUVIS, if approved. With respect to the ongoing COVID-19 pandemic, selling, general and administrative expenses were favorably impacted during the three and six months ended June 30, 2020 by a reduction in certain expenses associated with the restriction in the activities of our sales force, which had previously suspended substantially all in-person interactions with physicians and customers. Our sales force has resumed in-person interactions in the field. If we are forced to suspend all or some in-person sales force interactions again in the future as a result of the COVID-19 pandemic, selling, general and administrative expenses could be favorably impacted by a reduction in certain expenses associated with the restriction in activities for our sales force. We are unable to predict the specific amount of this impact if we are forced to resume such restrictions.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, payments to universities under our license agreements and other outside expenses. Our research and development expenses include:

●	employee-related expenses, including salaries, related benefits, travel and stock-based compensation;
●	expenses incurred for the preclinical and clinical development of our product candidates and under agreements with contract research organizations, or CROs, including costs of manufacturing product candidates prior to receipt of regulatory approval;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and supplies; and
●	payments made under our third-party licensing agreements, including the annual minimum royalty and reimbursable expenses for defense of agreed upon patents under a license agreement with Johns Hopkins University, or JHU.

We expense research and development costs as they are incurred. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. We track outsourced development costs by development program but do not allocate personnel costs, payments made under our license agreements or other costs to specific product candidates or development programs. These costs are included in Employee-related costs and Other research and development costs in the line items in the tables under “Results of Operations”.

We expect that our research and development costs in 2020 will remain consistent as compared to the year ended December 31, 2019 as a result of the completion of STRIDE 3, which will largely be offset by costs to manufacture EYSUVIS included in research and development. We expect that such costs will increase if and as we continue to advance our product candidates and conduct additional late-stage clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates, including EYSUVIS. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the ongoing COVID-19 pandemic, we may incur reduced research and development costs resulting from any continuing limitations placed on our laboratory facilities that support our early-stage research. However, we are unable to predict the specific amount of this impact, nor are we able to predict the additional costs, if any, associated with personnel safely resuming their full activities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Product revenues, net	$833	$2,057	$(1,224)
Costs and expenses:
Cost of product revenues	759	352	407
Selling, general and administrative	15,301	17,007	(1,706)
Research and development	6,053	7,108	(1,055)
Total operating expenses	22,113	24,467	(2,354)
Loss from operations	(21,280)	(22,410)	1,130
Other income (expense)
Interest income	102	646	(544)
Interest expense	(2,134)	(2,061)	(73)
Net loss	$(23,312)	$(23,825)	$513

Product revenues, net

Product revenues, net was $0.8 million for the three months ended June 30, 2020 compared to $2.1 million for the three months ended June 30, 2019. The decrease in net revenue of $1.3 million was driven primarily by a decrease in total units sold in the three months ended June 30, 2020 as compared to those sold during the three months ended June 30, 2019, which we attribute to the reductions in elective surgeries as a result of the restrictions related to COVID-19.

INVELTYS is our first product to receive regulatory approval, which we launched in the United States in January 2019. We expect product revenues to increase if and as we increase our market share, and obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors; however, we expect full-year product revenues to be negatively impacted for 2020 as a result of the COVID-19 pandemic.

Cost of product revenues

Cost of product revenues was $0.8 million for the three months ended June 30, 2020 compared to $0.4 million for the three months ended June 30, 2019, an increase of $0.4 million. The primary driver of this increase was a reserve for excess inventory of $0.5 million, recorded during the three months ended June 30, 2020. Also contributing to the increase was a $0.1 million write-off of INVELTYS inventory as a result of certain inventory units that did not pass quality inspection. The increase was primarily offset by a $0.2 million decrease in cost of product revenues as a result of a decrease in units sold compared to the three months ended June 30, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses were $15.3 million for the three months ended June 30, 2020 compared to $17.0 million for the three months ended June 30, 2019, which was a decrease of $1.7 million. The decrease was driven by lower employee-related expenses of $1.9 million for the three months ended June 30, 2020 as a result of lower overall headcount, reduced travel due to COVID-19 and reduced variable compensation associated with lower unit sales of INVELTYS due to COVID-19. Also contributing to the decrease in costs was a reduction in external sales and marketing costs of $0.7 million due primarily to COVID-19 as well as launch-related costs for INVELTYS incurred during the three months ended June 30, 2019 that were not incurred during the same period in 2020. The decreases were partially offset by an increase in costs for insurance and professional services of $0.6 million and an increase in stock compensation of $0.3 million. We anticipate that our selling, general and administrative expenses will increase in the future as we plan for the launch of EYSUVIS, if approved, and if and as we increase our administrative headcount to support our continued research activities and seek marketing approval for our product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
KPI-121 development costs	$2,034	$3,298	$(1,264)
Employee‑related costs	3,357	3,279	78
Other research and development costs	662	531	131
Total research and development	$6,053	$7,108	$(1,055)

Research and development expenses were $6.1 million for the three months ended June 30, 2020 compared to $7.1 million for the three months ended June 30, 2019, a $1.0 million decrease. The decrease was primarily the result of a $1.9 million decrease in external spend on Stride 3, our clinical trial for EYSUVIS for which we announced topline data in March 2020. Offsetting the decrease was a $0.7 million increase in EYSUVIS related manufacturing activities, a $0.1 million increase in employee-related costs as a result of manufacturing employees allocating more time to research and development for EYSUVIS related activities, and a $0.1 million increase in other research and development costs, which include facility related costs, pre-clinical studies, certain medical affairs and associated regulatory costs.

Interest income

Interest income decreased by $0.5 million to $0.1 million for the three months ended June 30, 2020 compared to $0.6 million for the three months ended June 30, 2019. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The decrease was attributable to a lower interest rate during the three months ended June 30, 2020.

Interest expense

We incurred interest expense of $2.1 million for the three months ended June 30, 2020, which remained consistent with interest expense of $2.1 million for the three months ended June 30, 2019. Interest expense is comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our Athyrium Credit Facility during the three months ended June 30, 2020 and 2019. During the three months ended June 30, 2019, $75.0 million under the Athyrium Credit Facility was outstanding, and remained outstanding during the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Product revenues, net	$1,904	$3,443	$(1,539)
Costs and expenses:
Cost of product revenues	1,113	593	520
Selling, general and administrative	30,709	35,243	(4,534)
Research and development	11,487	14,067	(2,580)
Total costs and expenses	43,309	49,903	(6,594)
Loss from operations	(41,405)	(46,460)	5,055
Other income (expense)
Interest income	400	1,402	(1,002)
Interest expense	(4,262)	(4,155)	(107)
Net loss	$(45,267)	$(49,213)	$3,946

Product revenues, net

Product revenues, net was $1.9 million for the six months ended June 30, 2020 compared to $3.4 million for the six months ended June 30, 2019. The decrease in product revenues, net of $1.5 million was driven by a decrease in the total units sold in the six months ended June 30, 2020 as compared to those sold during the six months ended June, 30 2019, which we attribute to the reductions in elective surgeries as a result of the restrictions related to COVID-19. INVELTYS is our first product to receive regulatory approval, which we launched in the United States in January 2019. We expect product revenues to increase if and as we increase our market share, and obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors.

Cost of product revenues

Cost of product revenues was $1.1 million for the six months ended June 30, 2020, a $0.5 million increase compared to $0.6 million for the six months ended June 30, 2019. The primary driver of this increase was a reserve for excess inventory of $0.5 million, recorded during the six months ended June 30, 2020. Also contributing to the increase was a $0.1 million write-off of INVELTYS inventory as a result of certain inventory units that did not pass quality inspection. The increase was primarily offset by a $0.1 million decrease in cost of product revenues as a result of a decrease in units sold compared to the six months ended June 30, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses were $30.7 million for the six months ended June 30, 2020 compared to $35.2 million for the six months ended June 30, 2019, which was a decrease of $4.5 million. The decrease was driven by lower employee-related expenses of $2.6 million for the six months ended June 30, 2020 primarily attributable to lower overall headcount, reduced travel due to COVID-19 and reduced variable compensation associated with lower unit sales of INVELTYS due to COVID-19. Also contributing to the decrease in selling, general and administrative expenses was a reduction in external sales and marketing costs of $2.6 million due to COVID-19 as well as launch-related expenses incurred during the six months ended June 30, 2019 but were not incurred during the six months ended June 30, 2020. Facilities costs allocated to selling, general and administrative were lower by $0.3 million during the six months ended June 30, 2020, which was offset by an increase in costs for insurance and professional service fees of $1.0 million. We anticipate that our selling, general and administrative expenses will increase in the future as we plan for the launch of EYSUVIS, if approved, and if and as we increase our administrative headcount to support our continued research activities and seek marketing approval for our product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
KPI-121 development costs	$3,715	$6,649	$(2,934)
Employee‑related costs	6,234	5,765	469
Other research and development costs	1,538	1,653	(115)
Total research and development	$11,487	$14,067	$(2,580)

Research and development expenses were $11.5 million for the six months ended June 30, 2020 compared to $14.1 million for the six months ended June 30, 2019, a $2.6 million decrease. The decrease was primarily the result of a $3.3 million decrease in external spend on the Stride 3, our clinical trial for EYSUVIS for which we announced topline data in March 2020. Offsetting the decrease was a $0.4 million increase in EYSUVIS related manufacturing activities and a $0.4 million increase in employee-related costs as a result of manufacturing employees allocating more time to research and development for EYSUVIS related activities. Also contributing to the overall decrease was a $0.1 million reduction in other research and development costs.

Interest income

Interest income decreased by $1.0 million to $0.4 million for the six months ended June 30, 2020 compared to $1.4 million for the six months ended June 30, 2019. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The decrease was attributable to a lower interest rate during the six months ended June 30, 2020.

Interest expense

We incurred interest expense of $4.3 million for the six months ended June 30, 2020, compared to $4.2 million for the six months ended June 30, 2019. Interest expense is comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our Athyrium Credit Facility during the three months ended June 30,

2020 and 2019. During the six months ended June 30, 2019, $75.0 million under the Athyrium Credit Facility was outstanding, and remained outstanding during the six months ended June 30, 2020.

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

On August 9, 2018, we filed our 2018 Shelf Registration, under which we may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the 2018 Shelf Registration becoming effective. Under the 2018 Shelf Registration, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. We initially designated $50.0 million of our 2018 Shelf Registration to be offered under our ATM Offering. There was $18.3 million of securities available to be issued under the 2018 Shelf Registration as of June 30, 2020.

On October 1, 2018, we entered into the Athyrium Credit Facility with Athyrium for up to $110.0 million. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75.0 million, and a Term Loan B in the aggregate principal amount of $35.0 million. On October 1, 2018, we borrowed the entire principal amount of the Term Loan A. We did not satisfy the conditions to draw down any of the Athyrium Term Loan B funds, and as a result, the Term Loan B funds are no longer available. The maturity date of the Athyrium Credit Facility is October 1, 2024, the six-year anniversary of the close. The Term Loan A bears interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The unpaid principal amount of the Term Loan A is due and payable in quarterly installments starting at the end of the fourth anniversary of the loan.

On October 5, 2018, we sold 7,500,000 shares of common stock in an underwritten offering pursuant to the 2018 Shelf Registration at a public offering price of $8.25 per share, before underwriting discounts and commissions. In addition, the underwriters were granted an overallotment option to purchase an additional 1,125,000 shares of the common stock at the same public offering price, less underwriting discounts and commissions. On October 11, 2018, the underwriters exercised in full their option to purchase the overallotment shares. The total number of shares sold by us in the offering was 8,625,000 shares, resulting in net proceeds to us, after underwriting discounts and offering expenses, of $66.1 million.

On March 11, 2020, we sold 16,000,000 shares of our common stock in an underwritten offering pursuant to the 2018 Shelf Registration at a public offering price of $7.89 per share, before underwriting discounts, commissions, and offering expenses, resulting in net proceeds of $118.2 million. In addition, the underwriters of the offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts and commissions. On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, before underwriting discounts, commissions, and offering expenses, resulting in net proceeds to us of $7.2 million. The total number of shares sold by us in the offering was 16,979,371, resulting in total net proceeds to us, after underwriting discounts and offering expenses, of $125.4 million.

In connection with the filing of the 2018 Shelf Registration, we entered into a sales agreement with Jefferies, pursuant to which we could issue and sell, from time to time, up to an aggregate of $50.0 million of our common stock in an ATM Offering, through Jefferies, as sales agent. As of December 31, 2019, we had issued an aggregate of

2,592,934 shares of our common stock under the ATM Offering, resulting in net proceeds to us of $13.1 million. During the first quarter of 2020, we issued an aggregate of 2,352,671 shares of our common stock under the ATM Offering, resulting in net proceeds to us of $12.5 million. On March 10, 2020, we suspended and terminated the prospectus related to the ATM Offering.

On May 7, 2020, we filed our 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective.

In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering.

Cash Flows

As of June 30, 2020, we had $128.0 million in cash on hand and $75.0 million in indebtedness. The following table summarizes our sources and uses of cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(39,134)	$(51,596)
Net cash used in investing activities	(57,450)	(943)
Net cash provided by financing activities	139,160	19
Increase / (decrease) in cash and restricted cash	$42,576	$(52,520)

Net Cash Used in Operating Activities

During the six months ended June 30, 2019, our cash used in operating activities was primarily due to our net loss of $49.2 million primarily consisting of $35.2 million of selling, general and administrative costs and $14.0 million of research and development costs, partially offset by non-cash charges of $6.8 million, consisting primarily of $5.1 million in stock-based compensation. Net cash used by changes in our operating assets and liabilities primarily consisted of a $5.6 million increase in accounts receivable driven by sales of INVELTYS and a $4.0 million increase in inventory due to increase in manufacturing activity for INVELTYS, which were offset by a $0.4 million decrease in other prepaid and accounts payable balances.

During the six months ended June 30, 2020, our cash used in operating activities was primarily due to our net loss of $45.3 million primarily consisting of $30.7 million of selling, general and administrative costs and $11.5 million of research and development costs, partially offset by non-cash charges of $7.2 million, consisting primarily of $5.3 million in stock-based compensation. Net cash used by changes in our operating assets and liabilities primarily consisted of a $7.3 million decrease in accounts receivable driven by a decrease in sales of INVELTYS when compared to the six months ended June 30, 2019, offset by a $7.8 million decrease in accounts payable and accrued expenses, mainly driven by a decrease in accrued revenue reserves, and accrued compensation, as a result of bonus payments during the six months ended June 30, 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2019, consisting primarily of purchases of furniture and fixtures.

Net cash used in investing activities was $57.4 million for the six months ended June 30, 2020, consisting primarily of $56.5 million of purchases of short-term investments and $0.9 million of purchases of laboratory and manufacturing equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $19,000 for the six months ended June 30, 2019, consisting of $39,000 of proceeds from the exercise of stock options, offset by $20,000 of principal payments on our finance lease obligation.

Net cash provided by financing activities was $139.2 million for the six months ended June 30, 2020, consisting of $125.4 million of net proceeds from the sale of shares of our common stock in an underwritten offering under the 2018 Shelf Registration, $12.6 million of net proceeds from the sale of shares of our common stock under the ATM Offering, and $1.2 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to prepare for commercialization of our lead product candidate, EYSUVIS, for the short-term treatment of the signs and symptoms of dry eye disease, as a result of increased headcount, including our plan to increase, pending the status of the COVID-19 pandemic, our sales force from 56 sales representatives to a total of approximately 100 to 125 sales representatives if EYSUVIS is approved by the FDA, as well as management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Our expenses will also increase if and as we:

●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of INVELTYS and any product candidates, including EYSUVIS, for which our NDA is under review by the FDA with a goal date under PDUFA set for October 30, 2020 for the completion of its review of our NDA;
●	conduct any necessary clinical trials and other development activities and/or seek marketing approvals for EYSUVIS and any other product candidates;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	pursue the clinical development of KPI-121 for the treatment of other additional indications or for use in other patient populations;
●	pursue the preclinical and clinical development of product candidates, including our rTKI program, for use in the treatment of retinal diseases, and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of IOP increase and cataract formation;
●	seek regulatory approval for EYSUVIS, INVELTYS or any other product candidate outside of the United States;
●	continue to scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, and any of our product candidates, including EYSUVIS, for which we seek and/or obtain marketing approval;

●	leverage our proprietary AMPPLIFY technology to advance additional potential high-value therapeutics into preclinical and clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and
●	increase our product liability insurance coverage as we expand our commercialization efforts, including increased coverage for EYSUVIS, if approved.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our existing cash, cash equivalents, and short-term investments as of June 30, 2020, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into at least the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

●	we elect or are required by the FDA or non-U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates; or
●	there are any third-party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property-related claims or enforce our intellectual property rights.

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully growing INVELTYS revenues;
●	obtaining marketing approval of EYSUVIS or any other product candidates;
●	achieving an adequate level of market acceptance and obtaining and maintaining coverage and adequate reimbursement from third-party payors for INVELTYS and EYSUVIS, if approved, and any other products we commercialize;
●	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including EYSUVIS;
●	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval, including EYSUVIS;

●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval, including EYSUVIS;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

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

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually, and we may be forced to suspend all or some in-person interactions again in the future. To the extent we restrict in-person interactions with physicians and customers, we will again be limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS, if and when approved. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, which is uncertain and cannot be predicted.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash, cash equivalents, and short-term investments of $184.6 million as of June 30, 2020 consist of U.S. Government Agency and Treasury Securities. Due to the short-term maturities of our cash equivalents and short-term investments, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

As of June 30, 2020, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bears interest at a fixed rate of 9.875% per annum.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $23.3 million and $45.3 million for the three and six months ended June 30, 2020, respectively, and $94.3 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $340.7 million. In January 2019, we launched our first product, INVELTYS (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post-operative inflammation and pain following ocular surgery, and have had limited revenues to date from product sales. We have financed our operations primarily through proceeds from public offerings of common stock, private placements of preferred stock, convertible debt financings, borrowings under credit facilities, warrants, and sales under our at-the-market offering facility, or the ATM Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to launch and commercialize INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to prepare for commercialization of our lead product candidate, KPI-121 0.25%, which if approved we plan to commercialize under the brand name EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term treatment of the signs and symptoms of dry eye disease, as a result of increased headcount, including our plan to increase, pending the status of the COVID-19 pandemic, our sales force from 56 sales representatives to a total of approximately 100 to 125 sales representatives if EYSUVIS is approved by the U.S. Food and Drug Administration, or FDA, as well as management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Our expenses will also increase if and as we:

●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of INVELTYS and any product candidates, including EYSUVIS, for which a new drug application, or NDA, is under review by the FDA with a goal date under the Prescription Drug User Fee Act, or PDUFA, set for October 30, 2020 for the completion of its review of our NDA;
●	conduct any necessary clinical trials and other development activities and/or seek marketing approvals for EYSUVIS and any other product candidates;
●	in license or acquire the rights to other products, product candidates or technologies;
●	pursue the clinical development of KPI-121 for the treatment of other additional indications or for use in other patient populations;

●	pursue the preclinical and clinical development of product candidates, including our receptor Tyrosine Kinase Inhibitor program, or rTKI program, for use in the treatment of retinal diseases, and novel next generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of interocular pressure, or IOP, increase and cataract formation;
●	seek regulatory approval for EYSUVIS, INVELTYS or any other product candidate outside of the United States;
●	continue to scale up our manufacturing processes and capabilities to support commercialization of INVELTYS, and any of our product candidates, including EYSUVIS, for which we seek and/or obtain marketing approval;
●	leverage our proprietary AMPPLIFY technology to advance additional potential high value therapeutics into preclinical and clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and
●	increase our product liability insurance coverage as we expand our commercialization efforts, including increased coverage for EYSUVIS, if approved.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

●	we elect or are required by the FDA or non-U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates; or
●	there are any third-party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property-related claims or enforce our intellectual property rights.

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully growing INVELTYS revenues;
●	obtaining marketing approval for EYSUVIS or any other product candidates;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for INVELTYS and EYSUVIS, if approved, and any other products we commercialize;

●	manufacturing at commercial scale, marketing, selling and distributing INVELTYS or any product candidates for which we obtain marketing approval, including EYSUVIS;
●	maintaining regulatory and marketing approvals for INVELTYS and for any other product candidates for which we obtain approval, including EYSUVIS;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval, including EYSUVIS;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

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

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually, and we may be forced to suspend all or some in-person interactions again in the future. To the extent we restrict in-person interactions with physicians and customers, we will again be limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS, if and when approved. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, which is uncertain and cannot be predicted.

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

We are an early-stage commercial company. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing INVELTYS and our product candidates, including EYSUVIS, commercially launching INVELTYS and preparing to commercially launch EYSUVIS, if approved. We are in the early stages of the process of transitioning from a company solely with a research and development focus to a company engaging in commercial activities. We may not be successful in such a transition. We only launched INVELTYS in January 2019 and are still in the process of executing our commercial launch plan, have no history of commercializing products, and, to date, have generated limited revenue from the sale of INVELTYS. In addition, our commercial operations and INVELTYS sales have been and continue to be negatively impacted by the current pandemic health event resulting from the novel coronavirus (COVID-19) and its collateral consequences. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating and commercialization history.

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

Our expenses have increased relative to prior periods in connection with our launch and commercialization of INVELTYS, including costs associated with the addition of our specialty sales force and increased marketing, distribution and manufacturing capabilities. If we obtain marketing approval for any product candidate that we develop, we may incur significant additional commercialization expenses for such product candidate. For example, if EYSUVIS is approved, we plan to increase, pending the status of the COVID-19 pandemic, our sales force from 56 sales representatives to a total of approximately 100 to 125 sales representatives, who will promote both EYSUVIS and INVELTYS. Furthermore, we incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the costs, timing and outcome of regulatory review of EYSUVIS, including whether any additional clinical trials or other activities are required for approval or label expansion;
●	the costs and timing of commercialization activities for INVELTYS and EYSUVIS, if we receive marketing approval, including the costs and timing of expanding our sales force and establishing additional product sales, marketing, medical affairs, distribution and outsourced manufacturing capabilities;
●	our ability to successfully commercialize and sell INVELTYS in the United States;
●	the amount of revenue received from commercial sales of INVELTYS and, if approved, EYSUVIS or any other product candidates;
●	the costs and timing of process development and manufacturing scale up activities associated with INVELTYS and EYSUVIS, if approved;
●	the progress, costs and results of any clinical activities for regulatory review of INVELTYS and EYSUVIS outside of the United States;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the scope, progress, results and costs of any product candidates that we may derive from any other product candidates that we may develop;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our existing cash, cash equivalents, and short-term investments of $184.6 million as of June 30, 2020, will enable us to fund our planned operations, lease and debt service obligations, and capital expenditure requirements into at least the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Conducting preclinical testing and clinical trials, seeking market approvals and commercializing products are time-consuming, expensive and uncertain processes that take years to complete. Although we commercially launched INVELTYS in early 2019, we do not anticipate that our revenue from product sales of INVELTYS will be sufficient for us to become profitable for several years, if at all. Additionally, in August 2019, we announced that we received a complete response letter, or CRL, from the FDA regarding our NDA for EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease. In the CRL, the FDA indicated that positive efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA. On March 9, 2020, we announced positive top-line results for our STRIDE 3 clinical trial, which served as the basis of our response to the CRL along with data from the three previous trials. On May 26, 2020, we announced that the FDA stated that our NDA resubmission was a complete, Class 2 response to the CRL and set a PDUFA goal date of October 30, 2020 for the completion of its review of the NDA. While we believe our clinical trials of EYSUVIS to date have generated sufficient data to support regulatory approval of EYSUVIS, the FDA may determine otherwise, and we may need to conduct additional clinical trials to support approval of EYSUVIS.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our credit facility with Athyrium Opportunities III Acquisition LP, or Athyrium Credit Facility, may limit our ability to obtain additional debt financing. Under the Athyrium Credit Facility, we are also restricted from paying dividends on our common stock and limited with respect to certain other uses of our cash without the lenders’ consent.

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

We have a significant amount of indebtedness. As of June 30, 2020, we had $75.0 million of outstanding borrowings under the Athyrium Credit Facility. Amounts outstanding under the Athyrium Credit Facility bear interest at a rate of 9.875% per annum. The Athyrium Credit Facility provides for quarterly interest-only payments for 48 months. Beginning on September 30, 2022, we will be required to make principal and interest payments through October 1, 2024, the date of maturity. Our obligations under the Athyrium Credit Facility are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Athyrium Credit Facility.

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

●	requiring us to dedicate a substantial portion of cash flow from operations or cash on hand to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;
●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;
●	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
●	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock compensation, accrued expenses and the recoverability of our net deferred tax assets and related valuation allowance. We base our estimates and judgments on historical experience, expected future experience and on various other assumptions that we believe to be reasonable under the circumstances. In addition, from time to time, we may rely on projections regarding our expected future performance that represent our management’s then-current estimates. However, any of these estimates, judgments or projections, or the assumptions underlying them, may change over time or may otherwise prove to be inaccurate. Our results of operations may be adversely affected if our estimates, assumptions or projections change or if actual circumstances differ from those in our estimates or assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post-operative treatment of inflammation and pain following ocular surgery and EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully commercialize INVELTYS and to successfully obtain marketing approval for and commercialize EYSUVIS. In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating EYSUVIS, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. In October 2018, we submitted an NDA to the FDA for EYSUVIS. In August 2019, we announced that we received a CRL from the FDA indicating that positive efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA. On March 9, 2020, we announced that STRIDE 3 met both of its primary symptom endpoints and its key secondary sign endpoint, and on April 30, 2020, we resubmitted our NDA with the positive data from STRIDE 3. On May 26, 2020, we announced that the FDA stated that our NDA resubmission was a complete, Class 2 response to the CRL and set a PDUFA goal date of October 30, 2020 for the completion of its review of the NDA. The FDA may still determine that we need to conduct additional clinical trials to support approval of EYSUVIS. Moreover, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies. Although the FDA has set a PDUFA goal date of October 30, 2020 for the completion of its review of our NDA, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA for EYSUVIS. We cannot accurately predict when or if EYSUVIS will receive marketing approval. Our ability to generate meaningful product revenues will depend on our successful commercialization of INVELTYS and our obtaining marketing approval for, and successfully commercializing, EYSUVIS.

The success of our product INVELTYS and any other product candidates for which we receive marketing approval, including our lead product candidate, EYSUVIS, will depend on many factors, including the following:

●	successful commercialization of INVELTYS in the United States, including maintaining sales, marketing, manufacturing and distribution capabilities for INVELTYS;
●	acceptance of INVELTYS and, if and when approved, EYSUVIS and our other product candidates by patients, the medical community and third-party payors;
●	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors, for INVELTYS and our product candidates, including EYSUVIS;
●	successfully developing and applying for and receiving marketing approvals from applicable regulatory authorities for EYSUVIS and other product candidates;
●	receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and maintaining adequate supply of our products;
●	maintaining a workforce of experienced scientists and others with experience in AMPPLIFY technology and eye diseases to continue to develop our product candidates;
●	leveraging our sales, marketing and distribution capabilities for EYSUVIS and expanding upon these capabilities if and when appropriate;
●	establishing additional sales, marketing and distribution capabilities for, and successfully launching commercial sales of any other product candidates for which we obtain marketing approval, whether alone or in collaboration with others;
●	effectively competing with other therapies;
●	maintaining an acceptable safety profile of our products following approval;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	protecting our rights in our intellectual property portfolio; and
●	not infringing, misappropriating or otherwise violating others’ intellectual property rights.

Successful development of KPI-121 for additional indications, if any, or for use in broader patient populations will depend on similar factors.

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

In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating EYSUVIS, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. In August 2019, we announced that we received a CRL from the FDA indicating that positive efficacy data from an additional clinical trial will be needed to support a resubmission of the NDA. On March 9, 2020, we announced that STRIDE 3 met both of its primary symptom endpoints and its key secondary sign endpoint, and on April 30, 2020, we resubmitted our NDA with the positive data from STRIDE 3. On May 26, 2020, we announced that the FDA stated that our NDA resubmission was a complete, Class 2 response to the CRL and set a PDUFA goal date of October 30, 2020 for the completion of its review of the NDA. The FDA may still determine that we need to conduct additional clinical trials to support approval of EYSUVIS. If we conduct additional clinical trials of EYSUVIS, our expenses will significantly increase and could delay or halt our ability to obtain marketing approval. Our Phase 3 clinical trials of EYSUVIS may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our Phase 3 clinical trials of EYSUVIS pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time-consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

If we are required to conduct additional clinical trials or other testing of EYSUVIS or any other product candidate that we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	be subject to additional post-marketing testing requirements; or

●	have the product removed from the market after obtaining marketing approval.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates that we may develop, including:

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may recommend or require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their obligations to us in a timely manner, or at all;
●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	we may be subject to additional post-marketing testing requirements to maintain regulatory approval;
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or may be delayed;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate trials;
●	ongoing or future restrictions resulting from the COVID-19 pandemic and its collateral consequences may result in internal and external operational delays and limitations; and
●	regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified Risk Evaluation and Mitigation Strategy.

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

Patient enrollment is affected by a variety of factors, including:

●	the prevalence and severity of the disease or condition under investigation;
●	the patient eligibility criteria for the trial in question;
●	the perceived risks and benefits of the product candidate under study;
●	the existence of existing treatments for the indications for which we are conducting clinical trials;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of clinicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective patients;
●	the conducting of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and
●	the lack of adequate compensation for prospective patients.

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

If INVELTYS or any of our product candidates, including EYSUVIS, are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our product or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of INVELTYS and EYSUVIS have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of KPI-121 reported in any of our clinical trials to date. Increases in IOP and cataract formation are additional adverse effects associated with the use of corticosteroids in general. We have no clinical safety data on or patient exposure to either KPI-121 concentration for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our product or our product candidates (including use of INVELTYS or EYSUVIS, if approved, more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our product or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our product or product candidates, if approved, at the rate we currently expect.

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

In particular, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The COVID-19 pandemic has negatively impacted revenues from INVELTYS and we expect it to continue to do so until surgeries return to historical levels. Shelter-in-place orders and other mandated local travel and social interaction prohibitions have also restricted the activities of our sales force. We previously suspended substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually, and we may be forced to suspend all or some in-person interactions again in the future. To the extent we restrict in-person interactions with physicians and customers, we will again be limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS, if and when approved. Furthermore, while the majority of our day-to-day operations are continuing as our employees are working remotely, our laboratory facilities that support our early-stage research activities were partially limited, and may be limited again in the future, as a result of COVID-19.

The effects of COVID-19 may also disrupt the review of our resubmitted NDA for EYSUVIS and the timing of its review by the FDA and, if approved, the commercialization of EYSUVIS. Moreover, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies. Although the FDA has set a PDUFA goal date of October 30, 2020 for the completion of its review of our NDA for EYSUVIS, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA.

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

INVELTYS or any of our product candidates that receive marketing approval, including EYSUVIS, may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

INVELTYS or any product candidate that we develop that receives marketing approval, including EYSUVIS, may fail to gain sufficient market acceptance by clinicians, patients, third-party payors and others in the medical community. Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data we have commissioned. For example, based on a market survey we commissioned in 2018 of 100 ophthalmologists, we believe INVELTYS offers advantages over existing post-surgical treatment options due to its AMPPLIFY technology and being the first and only topical twice-daily dosing, two-week course of treatment and safety data, including low incidence of reported IOP spikes, and efficacy data from our clinical trials. In this market survey, a majority of surveyed ophthalmologists indicated they were likely to prescribe INVELTYS. We also conducted an Attitudes, Trial and Usage Study (ATU) in August 2019 with approximately 200 eye care professionals, which indicated that many current INVELTYS prescribers intend to increase their usage of INVELTYS. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice-a-day or less frequent dosing.

While there are no drugs currently approved in the United States for the short-term relief of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over-the-counter artificial tears, Restasis®, Xiidra®, CequaTM, off-label use of corticosteroids and various drugs that are produced by compounding pharmacies. Generic versions of Restasis are also expected to become available in the United States in 2020. Our current expectations regarding market potential for EYSUVIS are based, in part, on market research data we have commissioned. For example, based on two surveys we commissioned of 503 and 297 dry eye disease patients in 2017 and 2018, respectively, which we refer to as our patient surveys, 80% to 90% of surveyed patients reported experiencing dry eye flares, with the majority experiencing four to six times per year, and the most common reason given by patients for discontinuing the two leading branded dry eye treatments were insufficient efficacy and side effects. However, it is possible that doctors may continue to rely on other existing treatments rather than EYSUVIS, if and when it is approved by the FDA. In addition, if generic versions of any products that compete with any of our product candidates are approved for marketing by the FDA, they would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, clinicians, patients and third-party payors may choose to rely on such products rather than our product candidates.

The market opportunity for INVELTYS may be further impacted and, if approved, the market opportunity for EYSUVIS may also be adversely impacted, by extraordinary events such as the current pandemic health event resulting from COVID-19 and its collateral consequences. For example, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries such as cataract and refractive, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. Shelter-in-place orders and other mandated local travel prohibitions have also restricted the activities of our sales force. We previously suspended substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually, and we may be forced to suspend all or some in-person interactions again in the future. To the extent we restrict in-person interactions with physicians and customers, we will again be limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS, if and when approved.

Our assessment of the potential market opportunity for INVELTYS and our product candidates, including EYSUVIS, is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of dry eye disease in particular is difficult to precisely estimate. The results from our physician and patient surveys may be less reflective of the dry eye disease population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for INVELTYS or any of our product candidates, including EYSUVIS, may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability. The uncertainty with respect to the future progression of the COVID-19 pandemic and its long-term effects may adversely impact the accuracy of such estimates and our potential market opportunity for INVELTYS and EYSUVIS, if approved.

If INVELTYS or any of our product candidates for which we obtain marketing approval, including EYSUVIS, do not achieve adequate levels of acceptance, formulary coverage, pricing or reimbursement, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of INVELTYS or any product candidates for which we obtain marketing approval, will depend on a number of factors, including:

●	the efficacy and potential advantages of our product or our product candidates compared to alternative treatments, including the existing standard of care;
●	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;
●	the availability of third-party formulary coverage and adequate reimbursement, particularly by Medicare in light of the prevalence of dry eye disease and cataracts in persons over age 55;
●	the clinical indications for which the product is approved;
●	the convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of clinicians to prescribe these therapies;
●	the strength of our marketing and distribution support;
●	the timing of market introduction of competitive products;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our products together with other medications.

Even if we are able to successfully commercialize INVELTYS or any product candidate that we may develop, including EYSUVIS, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully commercialize INVELTYS or any of our product candidates, including EYSUVIS, that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for INVELTYS or any product candidate that we commercialize and, even if they are available, the level of reimbursement may be limited or not satisfactory.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop would compromise our ability to generate revenues and become profitable.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

There can be no assurance that INVELTYS or our product candidates, including EYSUVIS, even if such product candidates are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, or that coverage and an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell INVELTYS or our product candidates profitably.

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

In 2019, we completed the buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS and may need to expand that infrastructure to market any of our product candidates that we develop in the United States, if and when such product candidates are approved. For example, if EYSUVIS is approved, we plan to increase, pending the status of the COVID-19 pandemic, our sales force from 56 sales representatives to a total of approximately 100 to 125 sales representatives, who will promote both EYSUVIS and INVELTYS. There are risks involved with establishing, maintaining and expanding our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any future product launch. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our product candidates for which we establish additional commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize INVELTYS or any product candidates for which we receive marketing approval, including EYSUVIS, on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	our ability to obtain and maintain coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
●	the inability of sales personnel to obtain access to clinicians, including as a result of limitation on office visits as a result of COVID-19 or other health concerns, or persuade adequate numbers of clinicians to prescribe our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with maintaining and expanding an independent sales, marketing and distribution organization.

While we cannot be certain when, if ever, we will seek and/or receive marketing approval to commercialize any of our product candidates outside the United States, we plan to seek marketing approval and explore commercialization of EYSUVIS in certain markets outside the United States, including the European Union, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties. Our product revenues and our profitability, if any, under any such third-party collaboration, distribution or other marketing arrangements are likely to be lower than if we were to market, sell and distribute EYSUVIS ourselves. We may also consider seeking marketing approval outside the United States for other product candidates in the future. If we decide to seek regulatory approval for any of our product candidates outside the United States, we may need to seek additional patent approvals, seek licenses to patents held by third parties and/or face claims of infringing third-party patent rights.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. INVELTYS, and our product candidates, including EYSUVIS, if approved, will also compete with existing branded, generic and off-label products.

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

Our product and our product candidates will target markets that are already served by a variety of competing products. Many of these existing products have achieved widespread acceptance among clinicians, patients and payors. In addition, many of these products are available on a generic basis, and our product or our product candidates may not demonstrate sufficient additional clinical benefits to clinicians, patients or payors to justify a higher price compared to generic products. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products.

Following ocular surgery, topical steroids are commonly prescribed to manage and prevent complications from post-operative inflammation. Topical steroid drops are the main competition to INVELTYS for the treatment of inflammation and pain following ocular surgery. The current branded market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, the first generic formulation of loteprednol suspension 0.05% (Lotemax suspension) was launched in May 2019 and Durezol lost its patent exclusivity in 2019, which could result in a potential generic launch of this product in 2020.

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

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic products. Generic products are currently being used for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years.

Many of the companies against which we are competing or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Given that INVELTYS and EYSUVIS utilize a known FDA-approved corticosteroid, these products and any similar product candidates, if approved, may face competition from generic and branded versions of existing drugs based on corticosteroids that are administered in a different manner.

If our contracted manufacturing facilities experience production issues for any reason, we may be unable to manufacture commercial quantities of our product or product candidates for a substantial amount of time, which could have a material adverse effect on our business.

We rely on third-party contract manufacturers to manufacture commercial supplies of INVELTYS and expect to rely on third party contract manufacturers to manufacture commercial supplies of EYSUVIS, if approved. Specifically, we rely on the following: Catalent Pharma Solutions, LLC, or Catalent, to manufacture and supply to us a minimum amount of INVELTYS and EYSUVIS bottles for commercial use; Alliance Contract Pharma, LLC, or Alliance, for manufacturing bulk KPI-121 concentrates; and Chemo Iberica SA, or Chemo Iberica, to manufacture and supply to us a bulk supply of loteprednol etabonate, or LE. We expect to rely on third parties to manufacture clinical supplies of any other product candidates and commercial supplies of any other products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product or our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of our product or any of our product candidates for which we obtain marketing approval, we may not be able to compete, or may be delayed in producing sufficient product or product candidates to meet our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, epidemics or pandemics, such as COVID-19, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, or at all, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

Our third-party manufacturers are subject to inspection and approval by the FDA before we can commence the manufacture and sale of any of our products or product candidates, and thereafter subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product or product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Depending on the severity of any potential regulatory action, our clinical or commercial supply could be interrupted or limited, which could have a material adverse effect on our business.

We or our third-party manufacturers may also encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce our product candidates in the quantities needed for our clinical trials or, our product or our product candidates if approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others and shortages related to epidemics or pandemics, such as the COVID-19 pandemic. The failure of us or our third-party manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of our product candidates, may have a material adverse effect on our business.

Product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and limit commercialization of INVELTYS and any other products that we may develop.

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials. We face an even greater risk as we commercialize INVELTYS or any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for INVELTYS and any other products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced time and attention of our management to pursue our business strategy; and

●	the inability to successfully commercialize INVELTYS and any other products that we may develop.

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

We do not own or operate manufacturing facilities for the production of commercial quantities of INVELTYS, EYSUVIS or any other product candidates. We rely on Catalent to manufacture and supply to us a minimum amount of INVELTYS bottles and expect to rely on Catalent to manufacture and supply to us a minimum amount EYSUVIS bottles for commercial use, if approved. We also rely on Alliance for manufacturing bulk KPI-121 concentrates, and Chemo Iberica to manufacture and supply to us a bulk supply of LE. We expect to rely on third-party manufacturers to manufacture commercial supplies of all of our products and clinical supplies of any other product candidates if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of INVELTYS, EYSUVIS and any other product or product candidate that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, certain of our third-party manufacturers have in the past, and may in the future, experience performance issues that result in lower than expected yields. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or the supply and sale of any product of ours that has been approved for commercial use.

To date, we have obtained materials for KPI-121 for our clinical trials and the commercialization of INVELTYS from third-party manufacturers, including Catalent and Alliance. We have supply agreements in place with these contract manufacturers to provide commercial supply. We obtain the API for KPI-121 from Chemo Iberica, a third-party API manufacturer. While we have long-term commercial supply agreements with these third-party manufacturers, if these suppliers do not perform as we expect, we may be required to replace one or more suppliers. Although we believe that there are a number of potential long-term replacements to our suppliers, we may incur added costs and delays in identifying and qualifying any such replacements.

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

Reliance on third-party manufacturers entails additional risks, including:

●	INVELTYS, EYSUVIS and any other product that we develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;
●	reliance on the third-party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing agreement by the third-party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and harm our business and results of operations.

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. We were previously required to change our third-party manufacturer when the manufacturer was purchased by a third-party and exited the contract manufacturing business. The process of changing manufacturers can cause substantial time delays, and if we are required to change our manufacturer again in the future, it may delay our planned clinical trials or development timeline.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize INVELTYS or any of our product candidates, including EYSUVIS, for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of our product candidates. For example, we may consider potential collaborative partnership opportunities prior to initiating IND-enabling studies on KPI-285, our lead rTKI compound, or any other product candidates we develop, including our novel next-generation anti-inflammatories. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products and product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into may pose a number of risks, including the following:

●	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development of our product candidates or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may not pursue commercialization of our product candidates that receive marketing approval or may elect not to continue or renew commercialization programs based on changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own products or product candidates, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our products or product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would divert management attention and resources, be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe, misappropriate or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

Additionally, subject to its contractual obligations to us, if a collaborator of ours were to be involved in a business combination, it might de-emphasize or terminate the development or commercialization of any product or product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be harmed.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development of our product candidates and the commercialization of our products or the potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product or product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

The patent prosecution process is expensive and time-consuming, and we may not have filed, maintained, or prosecuted and may not be able to file, maintain and prosecute all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection for our proprietary technology, products and product candidates, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies, products or product candidates in a non-infringing manner. In particular, a competitor may develop an approach to deliver drugs through the mucus layer to the underlying target tissue that uses a different approach than our AMPPLIFY technology, and therefore may not infringe on our patent rights.

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

On September 16, 2011, Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office has been developing new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Although it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, the Leahy-Smith Act provides a new administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, that provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining, defending and enforcing them.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for our products or product candidates, our business may be materially harmed.

Depending upon the timing, duration, and specifics of FDA marketing approval of our product candidates, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Also, the regulatory review period of an FDA-approved product may not serve as a basis for a patent term extension if the active ingredient of such product was subject to regulatory review and approval in an earlier product approved by the FDA. We do not expect the U.S. patents covering INVELTYS and EYSUVIS to be eligible for patent term extension due to this limitation. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be able to seek or be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration sooner, and our revenue could be reduced, possibly materially.

It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering products or one of our product candidates even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for our licensed patents, we may not have the right to control prosecution, including filing with the U.S. Patent and Trademark Office, a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the U.S. Patent and Trademark Office.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our owned and licensed patents, trade secrets, or other intellectual property. As a result, to counter infringement, misappropriation or unauthorized use, we may be required to file infringement or misappropriation claims or other intellectual property related proceedings, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our asserted patents are invalid. In addition, in a patent infringement or other intellectual property related proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation.

We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology, products or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In the United States, the FDA does not prohibit clinicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent, or prosecute.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market, and sell INVELTYS and our product candidates, including EYSUVIS, and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is a considerable amount of intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, infringement litigation claims regarding our products, product candidates and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties. Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference, or derivation proceedings before the U.S. Patent and Trademark Office or foreign patent offices.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our products or product candidates and their uses. Thus, we do not know with certainty that INVELTYS or any of our product candidates, including EYSUVIS, or our development and commercialization thereof, do not and will not infringe or otherwise violate any third-party’s intellectual property.

If we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing, marketing and selling our products, product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology, products or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent and could be forced to indemnify our customers or collaborators. A finding of infringement could also result in an injunction that prevents us from commercializing our products or product candidates or forces us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance, renewal and annuity fees on any issued patent must be paid to the U.S. Patent and Trademark Office and foreign patent agencies in several stages or annually over the lifetime of our owned and licensed patents and patent applications. The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of, the relevant patent agency. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business.

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

A substantial portion of our patent portfolio is in-licensed. As such, we are a party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to INVELTYS and our product candidates, including EYSUVIS, and some aspects of our AMPPLIFY technology. While we control patent prosecution of the licensed patent families relating to INVELTYS and EYSUVIS, for the remainder of the patent families subject to our exclusive license agreement with The Johns Hopkins University, or JHU, that relate to our AMPPLIFY technology, JHU retains control of patent prosecution. Our rights with respect to in-licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated. We are likely to enter into additional license agreements to in-licensed patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our products or product candidates could be materially harmed.

Our licensors may not successfully prosecute certain patent applications, the prosecution of which they control, under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability.

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

Some intellectual property which we own or have licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for United States industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we own or have licensed have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. For example, certain aspects of our AMPPLIFY technology as well as certain aspects of our patents that use LE as an active ingredient were developed using United States government funds. As a result, the United States government may have certain rights to intellectual property embodied in our current or future products and product candidates based on our AMPPLIFY technology or that use LE as an active ingredient pursuant to the Bayh-Dole Act of 1980. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

Many of our and our licensors’ employees and contractors were previously employed at other biotechnology, medical device or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Furthermore, we are unable to control whether our licensors have obtained similar assignment agreements from their own employees and contractors. Our and their assignment agreements may not be self-executing or may be breached, and we or our licensors may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

In addition to seeking patents for our technology, our products and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate significant revenue will be materially impaired. The marketing approval process is expensive, time-consuming and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain marketing approval to commercialize our product candidates.

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

On August 22, 2018, we received approval from the FDA to market INVELTYS in the United States, which is our first and only product candidate to receive marketing approval. We have not received approval to market EYSUVIS or any other product candidate from regulatory authorities in any jurisdiction. In August 2019, we announced that we received a CRL from the FDA regarding our NDA for EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease. In the CRL, the FDA indicated that positive efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA. On March 9, 2020, we announced that STRIDE 3 met both of its primary symptom endpoints and its key secondary sign endpoint, and on April 30, 2020, we resubmitted our NDA with the positive data from STRIDE 3. On May 26, 2020, we announced that the FDA stated that our NDA resubmission was a complete, Class 2 response to the CRL and set a PDUFA goal date of October 30, 2020 for the completion of its review of the NDA. The FDA may still determine that we need to conduct additional clinical trials to support approval of EYSUVIS. In addition, we may never generate the necessary data or results required to obtain regulatory approval of any other products with the market potential sufficient to enable us to achieve profitability. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals and have relied on, and expect to continue to rely on, third-party consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that any product candidate that we develop is not effective, is only moderately effective, is not safe or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. In the United States, the FDA also approves the proprietary brand name used to market an approved drug. The FDA has not yet approved our use of the brand name “EYSUVIS”, which we plan to use to market KPI-121 0.25%. If the FDA does not approve the brand name “EYSUVIS” or any other brand name or trademark we propose to use in connection with the sale of any product that receives regulatory approval, we would need to adopt and seek approval for a new name and our marketing efforts may be adversely effected.

Although the FDA has set a PDUFA goal date of October 30, 2020 for the completion of its review of our NDA for EYSUVIS, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA for EYSUVIS. If we experience delays in obtaining approval or if we fail to obtain approval of EYSUVIS or any other product candidate that we develop, the commercial prospects for such product candidate may be harmed and our ability to generate revenues will be materially impaired.

If the FDA does not conclude that EYSUVIS satisfies the approval requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act, or if the requirements for EYSUVIS under Section 505(b)(2) are not as we expect, the approval for EYSUVIS may take longer, cost more and entail greater complications and risks than anticipated, and may not be achieved.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from findings of safety and efficacy based on studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for EYSUVIS by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval.

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

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2), including our NDA for EYSUVIS. In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and to mandatory delays in approval of our NDAs for up to 30 months, depending on the outcome of any litigation. In addition, it is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may in certain cases substantially delay approval while it considers and responds to the petition. Thus, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval of EYSUVIS.

Even if EYSUVIS is approved under Section 505(b)(2), its approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell INVELTYS or our product candidates, including EYSUVIS, in the European Union and many other jurisdictions, we or our potential third-party collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. Our Phase 3 clinical trials of EYSUVIS or any other product candidate may not be sufficient to support an application for marketing approval outside the United States.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister of the United Kingdom has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption..

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

The terms of approvals, ongoing regulations and post-marketing restrictions for our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.

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

The FDA may also impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of risk evaluation and mitigation strategies. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs or the promotion or manufacturing of drug products or medical devices may lead to investigations by the FDA, Department of Justice and state Attorneys General alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have various consequences, including:

●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions and warnings in the labeling and marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing clinical trials;
●	warning or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure;
●	exclusion and debarment from federal healthcare reimbursement programs; or
●	injunctions or the imposition of civil or criminal penalties.

Non-compliance with European Union requirements or laws of other countries regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with the European Union’s or other countries’ requirements regarding the protection of personal information can lead to significant penalties and sanctions.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any contract manufacturers we may engage in the future, our future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a risk evaluation and mitigation strategy.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency must identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order included a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations.  More recently, on October 9, 2019, the President issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”).  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies. Although the FDA has set a PDUFA goal date of October 30, 2020 for the completion of its review of our NDA for EYSUVIS, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA. Additionally, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our relationships with customers and third-party payors may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, clinicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription and use of INVELTYS, and will play a primary role in the recommendation and prescription and use of any product candidates for which we obtain marketing approval, including EYSUVIS. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute INVELTYS and any products for which we obtain marketing approval, including EYSUVIS. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers, state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to clinicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates and that are approved for sale, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

●	a new Medicare Part D coverage gap discount program, in which participating manufacturers must agree to offer 70% point-of-sale discounts off negotiated drug prices during the coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, and the addition of new government investigative powers, and enhanced penalties for noncompliance;
●	extension of manufacturers’ Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs; and
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was enacted on March 27, 2020, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for INVELTYS and for any of our product candidates for which we may obtain regulatory approval or the frequency with which INVELTYS or any product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, however, the United States Supreme Court reversed the federal circuit decision upholding Congress' denial of such risk corridor funding.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 3, 2020, the U.S. Supreme Court agreed to hear the case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. Finally, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our products and product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements with respect to INVELTYS or any other product candidate for which we obtain approval.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

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

If we or any third-party manufacturers we engage fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur significant costs.

We and any third-party manufacturers we engage or may engage are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous materials, including chemicals and biological materials, and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

Further, with respect to the operations of any future third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, be precluded from developing manufacturing and selling certain products outside the United States or be required to develop and implement costly compliance programs, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act 2010, or Bribery Act, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA, Bribery Act and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. If we expand our operations outside of the United States, we will need to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA, Bribery Act and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the FCPA, the Bribery Act, other anti-corruption laws or Trade Control laws by U.S., U.K. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the 2017 Tax Act. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the 2017 Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act or the CARES Act.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal net operating loss, or NOL, carryforwards of $168.8 million, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. At December 31, 2019, we also had state NOL carryforwards of $171.8 million, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2030. These NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

In general, under Section 382 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur an “ownership change,” generally defined as a greater than 50% change (by value) in our equity ownership by certain stockholders, over a three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and increased liabilities could adversely affect our business, results of operations, financial position and cash flows. If our ability to use our historical NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Our internal computer systems, or those of our vendors, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs and commercialization of our products.

Despite the implementation of security measures, our internal computer systems and those of our current and any future vendors, contractors or consultants, including any collaborator, are vulnerable to damage from cyber-attacks, computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber incidents or attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. System failures, accidents, cyberattacks or security breaches could cause interruptions in our operations, it could result in a material disruption of our development programs, the commercialization of our products and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability, including civil fines and penalties under the General Data Protection Regulation (EU) 2016/679, or GDPR, HIPAA and other relevant state and federal privacy laws in the United States and abroad, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

While we have not experienced any material losses relating to cyber-attacks, we have been the subject of a successful phishing attempt. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors, contractors or consultants or fraudulently induce our employees or employees of our vendors, contractors or consultants to disclose sensitive information in order to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors, contractors or consultants occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of June 30, 2020, our executive officers and directors and principal stockholders in the aggregate, owned shares representing approximately 39.50% of our capital stock, based on the most recent institutional shareholder ownership filings with the SEC. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of voting power may:

●	delay, defer or prevent a change in control;
●	entrench our management and our board of directors; or
●	delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors are responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	provide for a classified board of directors such that only one of three classes of directors are elected each year;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from our board of directors;
●	provide for advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our certificate of incorporation or bylaws.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

●	our success in obtaining FDA approval of EYSUVIS;
●	our success in commercializing INVELTYS and, if approved, EYSUVIS and other product candidates;
●	results of clinical trials of any of our product candidates, including EYSUVIS;
●	results of clinical trials of product candidates of our competitors;
●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel;
●	the level of expenses related to the commercialization of INVELTYS, EYSUVIS, if approved, and clinical development programs for any of our product candidates;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we fail to successfully commercialize INVELTYS, or if we cannot obtain regulatory approvals for or otherwise fail to successfully develop or commercialize EYSUVIS or our other product candidates. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

Sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 3, 2020, we had outstanding 56,059,865 shares of common stock. Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We are an “emerging growth company” and a “smaller reporting company”, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2022, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period.

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

As an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition to the above reduced disclosure requirements applicable to emerging growth companies, as a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements in our annual report on Form 10-K, with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;
●	not being required to furnish a contractual obligations table in "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and
●	not being required to furnish a stock performance graph in our annual report.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

For as long as we remain an emerging growth company or a smaller reporting company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies as described in the preceding risk factor.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On April 15, 2020, we granted stock options to two new employees to purchase 8,000 shares of our common stock at an exercise price of $9.35 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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

Amended and Restated Sales Agreement, dated May 7, 2020, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-238087) filed on May 7, 2020).

EXHIBIT 10.2*+	-	Fifth Amendment to Exclusive License Agreement, date July 6, 2020, by and between the Johns Hopkins University and the Registrant.
EXHIBIT 10.3+	-	Form of Employee Restricted Stock Unit Award under 2017 Equity Incentive Plan
EXHIBIT 10.4	-	2017 Equity Inventive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on June 26, 2020).
EXHIBIT 31.1+	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1+	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mark Iwicki, President and Chief Executive Officer of the Company.

EXHIBIT 32.2+	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
EXHIBIT 104	-	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: August 6, 2020	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 6, 2020	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)