Form 10-Q
period 2020-09-30
Kala Pharmaceuticals, Inc.
filed 2020-11-05
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 56,075,211 shares of Common Stock, $0.001 par value per share, outstanding as of November 4, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$45,526	$85,449
Short-term investments	113,594	—
Accounts receivable, net	7,455	11,563
Inventory	7,538	4,648
Prepaid expenses and other current assets	4,043	3,824
Total current assets	178,156	105,484
Non-current assets:
Property and equipment, net	2,822	2,698
Long-term inventory	2,689	3,778
Right-of-use assets	28,344	29,781
Restricted cash and other long-term assets	13,085	12,582
Total assets	$225,096	$154,323
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,222	$2,518
Accrued expenses and other current liabilities	15,851	20,929
Current portion of lease liabilities	1,477	1,327
Total current liabilities	19,550	24,774
Long-term liabilities:
Long-term lease liabilities - less current portion	27,549	28,673
Long-term debt	71,967	71,184
Total long-term liabilities	99,516	99,857
Total liabilities	119,066	124,631
Commitments and Contingencies (Note 14)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 56,061,365 and 36,086,254 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	56	36
Additional paid-in capital	474,648	325,112
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(368,671)	(295,456)
Total stockholders' equity	106,030	29,692
Total liabilities and stockholders' equity	$225,096	$154,323

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Product revenues, net	$2,220	$1,451	$4,124	$4,894
Costs and expenses:
Cost of product revenues	701	668	1,814	1,261
Selling, general and administrative	23,893	15,280	54,602	50,523
Research and development	3,468	7,070	14,955	21,137
Total costs and expenses	28,062	23,018	71,371	72,921
Loss from operations	(25,842)	(21,567)	(67,247)	(68,027)
Other income (expense):
Interest and other income	51	571	451	1,973
Interest and other expense	(2,157)	(2,180)	(6,419)	(6,335)
Total interest and other expense	(2,106)	(1,609)	(5,968)	(4,362)
Net loss	$(27,948)	$(23,176)	$(73,215)	$(72,389)
Net loss per share—basic and diluted	$(0.50)	$(0.68)	$(1.44)	$(2.13)
Weighted average shares outstanding—basic and diluted	56,030,717	34,168,282	50,851,167	33,977,477

Net loss	$(27,948)	$(23,176)	$(73,215)	$(72,389)
Other comprehensive income (loss):
Change in unrealized gains/losses on investments	14	—	(3)	—
Total other comprehensive income (loss)	14	—	(3)	—
Total comprehensive loss	$(27,934)	$(23,176)	$(73,218)	$(72,389)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Three Months Ended September 30,
	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2019	33,882,967	$34	$311,354	$—	$(250,322)	$61,066
At the market offering, net of sales agent commission of $66	532,304	1	2,129	—	—	2,130
Exercise of stock options	4,824	—	3	—	—	3
Issuance under employee stock purchase plan	123,664	—	545	—	—	545
Stock-based compensation expense	—	—	2,488	—	—	2,488
Net loss	—	—	—	—	(23,176)	(23,176)
Balance as of September 30, 2019	34,543,759	$35	$316,519	$—	$(273,498)	$43,056

Balance as of June 30, 2020	55,831,021	$56	$469,627	$(17)	$(340,723)	$128,943
Exercise of stock options	1,500	—	7	—	—	7
Issuance under employee stock purchase plan	228,844	—	746	—	—	746
Stock-based compensation expense	—	—	4,268	—	—	4,268
Change in fair value of investments	—	—	—	14	—	14
Net loss	—	—	—	—	(27,948)	(27,948)
Balance as of September 30, 2020	56,061,365	$56	$474,648	$(3)	$(368,671)	$106,030

See accompanying notes to these unaudited condensed consolidated financial statements

	Nine Months Ended September 30,
	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	33,863,077	$34	$306,053	$—	$(201,109)	$104,978
At the market offering, net of sales agent commission of $66	532,304	1	2,129	—	—	2,130
Exercise of stock options	24,714	—	42	—	—	42
Issuance under employee stock purchase plan	123,664	—	545	—	—	545
Stock-based compensation expense	—	—	7,750	—	—	7,750
Net loss	—	—	—	—	(72,389)	(72,389)
Balance as of September 30, 2019	34,543,759	$35	$316,519	$—	$(273,498)	$43,056

Balance as of December 31, 2019	36,086,254	$36	$325,112	$—	$(295,456)	$29,692
At the market offering, net of sales agent commission of $388	2,352,671	3	12,543	—	—	12,546
Exercise of stock options	312,528	—	945	—	—	945
Common stock offering, net of issuance cost and underwriting fees of $8,475	16,979,371	17	125,406	—	—	125,423
Issuance under employee stock purchase plan	314,397	—	1,016	—	—	1,016
Stock-based compensation expense	—	—	9,626	—	—	9,626
Warrant exercises	16,144	—	—	—	—	—
Change in fair value of investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(73,215)	(73,215)
Balance as of September 30, 2020	56,061,365	$56	$474,648	$(3)	$(368,671)	$106,030

See accompanying notes to these unaudited condensed consolidated financial statements

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(73,215)	$(72,389)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	674	614
Non-cash operating lease cost	1,437	1,307
Amortization of debt discount and other non-cash interest	782	709
Stock-based compensation	9,249	7,666
Change in operating assets and liabilities:
Accounts receivable	4,108	(7,171)
Prepaid expenses and other current assets	(223)	(167)
Inventory	(1,423)	(4,379)
Accounts payable	(332)	(3,284)
Accrued expenses and other current liabilities	(4,882)	3,454
Lease liabilities and other long-term liabilities	(950)	(868)
Net cash used in operating activities	(64,775)	(74,508)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(1,459)	(1,147)
Purchases of short-term investments	(113,592)	—
Net cash used in investing activities	(115,051)	(1,147)
Cash flows from financing activities:
Proceeds from common stock offerings, net of underwriters' discounts and offering cost	137,969	2,130
Payment of principal on finance lease	(24)	(30)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,961	587
Net cash provided by financing activities	139,906	2,687
Net decrease in cash, cash equivalents and restricted cash:	(39,920)	(72,968)
Cash, cash equivalents and restricted cash at beginning of period	98,031	183,104
Cash, cash equivalents and restricted cash at end of period	58,111	110,136
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	58,111	110,136
Less restricted cash (Notes 8 and 9)	(12,585)	(12,580)
Cash and cash equivalents at end of period	$45,526	$97,556

Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for finance lease obligation	$—	$136
Purchases of property and equipment in accounts payable	34	—

Supplemental disclosure:
Cash paid for interest	$5,636	$5,626
Right-of-use assets obtained in exchange of operating lease obligations	—	1,852

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business— Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. The Company has applied its AMPPLIFY® mucus-penetrating particle (“MPP”) Drug Delivery Technology to loteprednol etabonate (“LE”), a corticosteroid designed for ocular applications, resulting in the U.S. Food and Drug Administration’s (the “FDA”) approval of EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1% as the first and only topical twice-daily ocular corticosteroid for treatment of post-operative inflammation and pain following ocular surgery.

In January 2019, the Company launched its first commercial product, INVELTYS, in the United States. The Company expects to begin shipping its second commercial product, EYSUVIS, to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021. The Company is engaged in preparing for the launch of EYSUVIS, the commercialization of INVELTYS, research and development activities, raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high-risk, research and development of pharmaceutical product candidates and launching products for the first time. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to successfully commercialize its products, the success of its research and development efforts, its ability to obtain regulatory approval of its product candidates, its ability to raise additional capital when needed and, ultimately, attain profitable operations.

The Company is also evaluating other opportunities for MPP nanosuspensions of LE, compounds in its receptor Tyrosine Kinase Inhibitor program, that inhibit the vascular endothelial growth factor, pathway, for the potential treatment of a number of retinal diseases, and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action for eye disease with the goal of eliminating the risk of interocular pressure increase and cataract formation.

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of September 30, 2020, the Company had an accumulated deficit of $368,671. The Company has generated only limited revenues to date from product sales and has financed operations primarily through proceeds from its initial public offering of common stock (“IPO”), public common stock offerings and sales of its common stock under its at-the-market offering facility, private placements of preferred stock, convertible debt financings, borrowings under credit facilities and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. The Company expects to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company believes that its existing cash, cash equivalents and short-term investments as of September 30, 2020, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

COVID-19 – The ongoing novel coronavirus pandemic, commonly referred to as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has caused federal, state, and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restriction and bans, heightened border scrutiny and other measures. The Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. As a result, the Company previously suspended substantially all in-person interactions with customers, including visits to physician offices, clinics, and

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

hospitals, and was limited to conducting educational and promotional activities virtually, and the Company may be forced to suspend all or some in-person interactions again in the future. In addition, all office-based personnel have been instructed to work from home and the Company’s laboratory facilities, that support the Company’s early-stage research activities, are being utilized as necessary. The moratoria on routine medical appointments and elective surgeries that have occurred at times in many jurisdictions, including ocular surgeries, has adversely affected the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The effects of COVID-19 may also disrupt the launch and commercialization of EYSUVIS. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the length and severity of this pandemic and the impact on its customers, employees, vendors, and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its condensed consolidated results of operations or financial position.

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

Net Loss per Share—Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, warrants and the assumed issuance of unvested restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and the assumed issuance of unvested RSUs and PSUs. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three and nine months ended September 30, 2020 and 2019.

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2020, other than the addition of the Investments section and certain updates to the Inventory section below.

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

Inventory — Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out (“FIFO”) method. Costs include amounts related to third party manufacturing, transportation, internal labor and overhead. The Company capitalizes pre-launch inventory when it believes regulatory approval and subsequent commercialization of the product candidate is probable and expects the future economic benefit from the sale of the drug to be realized. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of achieving regulatory approvals for the Company’s similar products, the amount of inventory that is likely to be used in commercial production, receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications and the compilation of the regulatory application. The Company also monitors the status of the product within the regulatory review and approval process, including all relevant communication with regulatory authorities. For inventories capitalized in preparation for product launch, anticipated future sales, expected shelf life and expected approval date are taken into account when evaluating realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in assessing whether to capitalize pre-launch inventory, the Company considers the product stability data of all of the pre-approval inventory procured or produced to date to determine whether there is adequate shelf life. If management is aware of any specific material risks or contingencies other than the normal regulatory review and approval process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as a research and development expense in the period incurred. For INVELTYS, capitalization of costs as inventory began upon U.S. regulatory approval. For EYSUVIS, capitalization of costs as inventory began in the third quarter of 2020 when the Company believed regulatory approval and subsequent commercialization of the product candidate was probable and expected the future economic benefit from the sale of the drug to be realized.

Inventory produced that will be used in a promotional sample program is expensed to selling, general and administrative expense when it is designated as a sample. Long-term inventory includes raw materials, work-in-progress and/or finished goods inventory with an anticipated consumption or sale beyond one year based on the Company’s forecasted expectations.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. The ASU was effective on January 1, 2020 and the adoption of ASU 2018-13 did not have a material effect on the Company’s condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be Smaller Reporting Companies (“SRCs”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and for all other entities, including SRCs, for fiscal years beginning December 15, 2022, including interim periods within those fiscal years. Upon adoption, beginning January 1, 2023, the Company does not expect ASU 2019-10 to have a material effect on its condensed consolidated financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has short-term investments which are considered financial instruments that are measured on a recurring basis. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and its own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The Company’s financial instruments consist primarily of cash, cash equivalents, and short-term investments in money market funds and short-term securities. Cash, cash equivalents and short-term investments are reported at their respective fair values on the Company’s condensed consolidated balance sheets. See Note 4, “Investments” for additional information.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of September 30, 2020:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$45,526	$45,526	$45,526	$—	$—
Short-term investments	113,594	113,594	113,594	—	—
Total Assets	$159,120	$159,120	$159,120	$—	$—

During the three and nine months ended September 30, 2020, there were no transfers between Level 1, Level 2, and Level 3.

4. INVESTMENTS

Investments by security type consisted of the following as of September 30, 2020:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$50,484	$1	$—	$50,485
U.S. government agencies securities	63,113	—	(4)	63,109
Total	$113,597	$1	$(4)	$113,594

As of September 30, 2020, all of the Company’s investments had a contractual maturity within one year. The fair value of all of the Company’s investments are classified as short-term on its condensed consolidated balance sheets.

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

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

Commercial Payor and Medicare Part D Rebates

The Company contracts with certain third-party payors, primarily pharmacy benefit managers (“PBMs”) and health plans (“Plans”), for the payment of rebates with respect to utilization of its product. These rebates are based on contractual percentages applied to the amount of product prescribed to patients who are covered by the PBMs or the

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Plans with which it contracts. The Company estimates the rebates for commercial and Medicare Part D payors based on the contractual discount percentage, the various payor mix for the product as well as future rebates that will be made for product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. The Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe an additional liability under the Medicare Part D program. Such estimates are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the nine months ended September 30, 2020:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2019	$1,783	$180	$10,044
Provision related to current period sales	725	—	4,576
Changes in estimate related to prior period sales	2	(66)	93
Credit/payments made	(1,114)	—	(8,090)
Balance as of March 31, 2020	$1,396	$114	$6,623
Provision related to current period sales	335	—	2,194
Changes in estimate related to prior period sales	3	(51)	(234)
Credit/payments made	(1,336)	1	(3,013)
Balance as of June 30, 2020	$398	$64	$5,570
Provision related to current period sales	1,235	—	7,584
Changes in estimate related to prior period sales	(1)	(1)	(93)
Credit/payments made	(815)	1	(6,347)
Balance as of September 30, 2020	$817	$64	$6,714
(1)	Trade discounts, allowances and chargebacks include fees for distribution service fees, prompt pay and other discounts, and chargebacks. Trade discounts, allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s condensed consolidated balance sheets.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets.
(3)	Rebates and incentives include managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets.

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

The Company recorded no allowance for doubtful accounts as of September 30, 2020 or September 30, 2019. The Company recorded an allowance of $817 and $1,107 for expected sales discounts, related to prompt pay discounts and contractual fee for service arrangements, to wholesalers and distributors as of September 30, 2020 and September 30, 2019, respectively.

6. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2020	2019

Raw materials	$1,025	$1,387
Work in progress	4,979	4,166
Finished goods	4,223	2,873
Total inventory	$10,227	$8,426

As of September 30, 2020, the Company had $7,538 of current inventory and $2,689 of long-term inventory. As of December 31, 2019, the Company had $4,648 of current inventory and $3,778 of long-term inventory. Work in progress inventory as of September 30, 2020 includes $1,127 related to the commercial production of pre-launch inventories of EYSUVIS to support the FDA approval of the product with an indication for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, which occurred in October 2020.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019

Compensation and benefits	$6,212	$6,502
Accrued revenue reserves (1)	6,308	9,482
Development costs	172	1,600
Professional services	1,335	760
Commercial cost	788	930
Contract manufacturing	416	630
Other	620	1,025
Accrued expenses	$15,851	$20,929

(1) There were additional revenue reserves included in accounts payable of $470 and $741, as of September 30, 2020 and December 31, 2019, respectively.

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

In connection with the Watertown Lease, the Company issued a letter of credit to the landlord for $2,057. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

For the nine months ended September 30, 2020 and 2019, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes, was $1,472 and $882 respectively. The remaining lease term was 11.1 years as of September 30, 2020.

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it currently leases approximately 65 vehicles. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $453, which was reported as restricted cash on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019. As of September 30, 2020, the remaining lease term was 1.4 years.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of lease expense and related cash flows were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$1,185	$1,185	$3,556	$3,428
Variable lease cost	404	371	1,472	882
Total lease cost	$1,589	$1,556	$5,028	$4,310

Operating cash outflows from operating leases	$1,431	$1,443	$4,561	$3,097

9. DEBT

Athyrium Credit Facility

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”), with Athyrium Opportunities III Acquisition LP (“Athyrium”) for up to $110,000. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75,000 (the “Term Loan A”), and a Term Loan B in the aggregate principal amount of $35,000 (the “Term Loan B”). On October 1, 2018, the Company borrowed the entire principal amount of the Term Loan A. The Company did not satisfy the conditions to draw down any of the Term Loan B funds, and as a result, the Term Loan B funds are no longer available. The maturity date of the Athyrium Credit Facility is October 1, 2024, the six-year anniversary of the close.

The Term Loan A bears interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The unpaid principal amount of the Term Loan A is due and payable in quarterly installments starting on the fourth anniversary of the loan. The Company may make voluntary prepayments, in whole or in part, and subject to certain exceptions, is required to make mandatory prepayments upon the occurrence of certain events of default as defined in the agreement, including but not limited to, the occurrence of a change of control. In addition, upon payment or repayment of any outstanding balance under the Athyrium Credit Facility, the Company will have to pay a 1% exit fee of the total principal payments (whether mandatory, voluntary, or at maturity) made throughout the term. The exit fee of $750 based on the $75,000 principal amount outstanding, will be accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

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

The Athyrium Credit Facility includes features requiring (1) additional interest rate upon an event of default accrued at an additional 3%, or a total interest rate of 12.875%, and (2) the lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of September 30, 2020. The derivative liability will be remeasured at fair value at each reporting

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations.

The Athyrium Credit Facility is secured by a pledge of substantially all of the Company’s assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability to, among other things, incur and prepay additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, change in the nature of business, enter into sale and leaseback transactions, make distributions, and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Athyrium Credit Facility also contains a financial covenant requiring the Company to maintain at least $10,000 of cash and cash equivalents. As a result of this financial covenant, the Company has recorded $10,000 as restricted cash as of September 30, 2020 and December 31, 2019.

In connection with the Athyrium Credit Facility, the Company issued a warrant (“Warrant”), to purchase up to 270,835 shares of the Company’s common stock, at an exercise price per share of $12.18456. The Warrant is immediately exercisable as to 184,660 shares. The remaining 86,175 shares under the Warrant were exercisable only upon the Company’s draw of the Term Loan B and, as a result, the remaining 86,175 shares under the Warrant are no longer exercisable. The Warrant is exercisable through October 1, 2025 and is classified as an equity instrument. The Company allocated the proceeds from the Term Loan A to the Warrant using the relative fair value method. The fair value of the Warrant of $1,899 was recognized as equity with a corresponding debt discount of $1,980.

In addition, the Company paid certain fees to Athyrium and other third-party service providers. These fees paid to Athyrium were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs, along with the fair value of the Warrant of $1,899 are being amortized using the effective interest method over the term of the Athyrium Credit Facility. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations. As of September 30, 2020 and September 30, 2019, the effective interest rate was 11.63%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs. During each of the three months ended September 30, 2020 and September 30, 2019, the Company recognized interest expense of $2,125, which consisted of amortization of the debt discount of $232, and the contractual coupon interest expense of $1,893. During the nine months ended September 30, 2020, and September 30, 2019, the Company recognized interest expense of $6,308 and $6,211, respectively. This consisted of amortization of debt discount of $671 and $595 for the periods ended September 30, 2020 and September 30, 2019, and the contractual coupon interest expense of $5,637 and $5,616 as of September 30, 2020 and September 30, 2019, respectively.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of the carrying value of the debt as of September 30, 2020 and December 31, 2019 are detailed below:

	September 30,	December 31,
	2020	2019
Principal loan balance	$75,000	$75,000
Unamortized debt discount and issuance cost	(3,327)	(3,999)
Cumulative accretion of exit fee	294	183
Long-term debt, net	$71,967	$71,184

The annual principal payments due under the Athyrium Credit Facility as of September 30, 2020 were as follows:

Years Ending December 31,
2020 (remaining three months)	$—
2021	—
2022	16,665
2023	33,330
2024	25,005
Total	$75,000

10. WARRANTS

The following table summarizes the common stock warrants outstanding as of September 30, 2020 and December 31, 2019, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	September 30,	December 31,
Issued	Price	Date	From	2020	2019
2013	$7.50	April 2021	July 2017	33,333	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
				248,505	297,988

11. EQUITY FINANCINGS

On August 9, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 27, 2018 (the “2018 Shelf Registration”). Under the 2018 Shelf Registration, the Company may offer and sell up to $250,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the 2018 Shelf Registration becoming effective.

In connection with the filing of the 2018 Shelf Registration, the Company entered into a sales agreement (the “2018 Sales Agreement”) with Jefferies, LLC (“Jefferies”) pursuant to which the Company could issue and sell, from time to time, up to an aggregate of $50,000 of its common stock in an at-the-market equity offering (“ATM Offering”) through Jefferies, as sales agent. As of December 31, 2019, the Company issued 2,592,934 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of $13,059. During the first quarter of 2020, the Company issued an aggregate of 2,352,671 shares of its common stock under the ATM Offering, resulting in net

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

proceeds to the Company of $12,546. On March 10, 2020, the Company notified Jefferies that it was suspending and terminating the prospectus related to the 2018 Sales Agreement.

On March 11, 2020, the Company sold 16,000,000 shares of the Company’s common stock (the “2020 Offering Shares”) in an underwritten offering (the “2020 Offering”), pursuant to the 2018 Shelf Registration, at a public offering price of $7.89 per share, before underwriting discounts, commissions, and offering expenses, resulting in net proceeds of $118,207. In addition, the underwriters of the 2020 Offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions and offering expenses.

On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, before underwriting discounts, commissions, and offering expenses, resulting in net proceeds to the Company of $7,216. The total number of shares sold by the Company in the 2020 Offering was 16,979,371, resulting in total net proceeds to the Company, after underwriting discounts, commissions, and offering expenses, of $125,423. As of September 30, 2020, there was $18,334 of securities available to be issued under the 2018 Shelf Registration.

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective.

In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement with Jefferies pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $75,000 of its common stock under its ATM Offering through Jefferies, as a sales agent.

12. STOCK‑BASED COMPENSATION

Stock Incentive Plans—In December 2009, the Board of Directors (the “Board”) adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors.

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective. The 2017 Plan was established to provide equity-based ownership opportunities for employees, officers, directors, consultants, and advisors. On June 25, 2020, the 2017 Plan was amended to increase the number of shares of common stock authorized for issuance thereunder by 2,000,000 shares. As of September 30, 2020, there were 1,275,550 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to an additional 2,262,070 shares, which is the number of shares issuable pursuant to outstanding awards granted under the prior plan.

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Inducement Stock Option Awards—During the nine months ended September 30, 2020 and 2019, the Company granted non-statutory stock options to purchase an aggregate of 40,800 shares and 175,500 shares of the Company’s common stock, respectively. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2017 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of option activity for employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the nine months ended September 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding as of January 1, 2020	7,453,076	$7.46	7.7	$1,313
Granted	1,506,222	4.00
Exercised	(312,528)	3.02
Forfeited	(130,607)	7.43
Outstanding as of September 30, 2020	8,516,163	$7.01	7.4	$20,963
Vested or expected to vest as of September 30, 2020	8,516,163	$7.01	7.4	$20,963
Options exercisable as of September 30, 2020	5,031,572	$7.42	6.7	$12,277

The Company records stock-based compensation related to stock options granted at fair value. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted during the nine months ended September 30, 2020 and 2019, are as follows:

	Nine Months Ended September 30,
	2020			2019
Expected volatility	80%	–	81%	61%	–	82%
Risk-free interest rate	0.37%	–	1.73%	1.44%	–	2.58%
Expected dividend yield		0%			0%
Expected term (in years)	5.91	–	6.08	0.50	–	6.63

The Company derived the risk-free interest rate assumption from the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The Company based the expected dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted-average expected term of options using the simplified method, as the Company lacks relevant historical data due to the Company’s limited operating experience. The expected volatility is based upon the historical volatility of comparable companies with publicly available share prices. The impact of forfeitures on compensation expense is recorded as they occur.

During the three months ended September 30, 2020 and 2019, the weighted average grant-date fair value of options granted was $7.06 and $2.82, respectively. During the nine months ended September 30, 2020 and 2019, the weighted average grant-date fair value of options granted was $4.00 and $3.70, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. As of September 30, 2020 and 2019, there was $17,483 and $20,469, respectively, of unrecognized compensation cost related

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

to the stock options granted, which is expected to be expensed over a weighted-average period of 2.40 years and 2.46 years, respectively.

Stock-based compensation costs capitalized into inventory totaled $234 and $19 for the three months ended September 30, 2020 and 2019, respectively, and $535 and $355 for the nine months ended September 30, 2020 and 2019, respectively. Capitalized stock-based compensation is recognized as an expense in cost of product revenues when the related product is sold or in selling, general and administrative expense when the related sample is issued.

Restricted Stock Units and Performance-Based Restricted Stock Units—In June 2020, the Company issued RSUs to certain executives and Board members, as well as PSUs to certain executives and other employees. The Company granted 135,560 RSUs to certain executives which vest 50% on the first anniversary of the grant date, and 50% on the second anniversary of the grant date. Additionally, the Company issued 128,000 RSUs to members of the Board which will vest upon the earlier of the first anniversary of the 2020 Annual Meeting of Stockholders or the date of the 2021 Annual Meeting of Stockholders. The Company issued 693,537 PSUs to certain executives and other employees tied to certain performance criteria, which will vest, if at all, as to 50% on the first anniversary of satisfying the performance criteria and the remaining 50% vesting upon the second anniversary of satisfying the performance criteria. The Company has assessed the probability of achievement of the performance criteria and has recorded related stock compensation expense to this extent as of September 30, 2020. As of September 30, 2020, a total of 946,767 RSUs and PSUs were unvested and outstanding, which results in unrecognized stock-based compensation of $8,586 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.41 years.

A summary of the outstanding RSUs and PSUs as of September 30, 2020 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested and outstanding balance as of December 31, 2019	—	$—
Changes during the period:
RSUs granted	263,560	11.70
PSUs granted	693,537	11.70
PSUs forfeited	(10,330)	11.70
Unvested and outstanding balance as of September 30, 2020	946,767	$11.70

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Cost of product revenues	$32	$60	$60	$101
Research and development	985	913	2,259	2,315
Selling, general and administrative	3,244	1,599	6,930	5,250
Total	$4,261	$2,572	$9,249	$7,666

Reserved Shares—As of September 30, 2020 and December 31, 2019, the Company had reserved the following shares of common stock issuable upon exercise of rights under equity compensation plans, inducement stock option awards, and warrant rights to acquire common stock:

	September 30,	December 31,
	2020	2019

Warrant rights to acquire common stock	334,680	384,163
ESPP	484,772	438,307
Outstanding inducement stock option awards	746,300	705,500
2009 Plan	2,262,070	2,530,586
2017 Plan	7,832,923	4,429,849
Total	11,660,745	8,488,405

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended September 30, 2020 and 2019. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax year.

As of September 30, 2020 and 2019, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and nine months ended September 30, 2020 and 2019.

14. COMMITMENTS AND CONTINGENCIES

License Agreement—In 2009, the Company entered into an exclusive license agreement with The Johns Hopkins University (“JHU”), as amended in November 2012, May 2014, August 2014, October 2014, June 2018 and July 2020, which licensed to the Company a portfolio of specified patent rights and remains in full force and effect. Pursuant to the terms of the agreement, as amended, the Company agreed to pay an initial license fee, minimum annual payments beginning in 2017, certain development and commercial milestone payments, royalties on product sales and reimburse all or a portion of the costs associated with the preparation, filing, prosecution and maintenance of the agreed-upon patents and patent applications to JHU.

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $38. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $112. The Company is obligated to pay JHU low single-digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. The Company also has an obligation to pay JHU certain one-time development and commercial milestone payments. During the three months ended September 30, 2020 and 2019, the Company paid JHU $8 and $34, respectively, in royalty payments associated with the sale of INVELTYS. During the nine months ended September 30, 2020 and 2019, the Company paid JHU $44 and $334, respectively, in royalty payments associated with the sale of INVELTYS.

The Company recorded other expenses related to the JHU agreement of $44 and $116 for the three months ended September 30, 2020 and 2019, respectively. The Company recorded other expenses related to the JHU agreement of $121 and $197 for the nine months ended September 30, 2020 and 2019, respectively.

The Company is obligated to pay JHU a $150 milestone payment within 60 days of the first commercial sale of EYSUVIS in the United States.

Litigation—The Company is not currently subject to any material legal proceedings.

Other Commitments — The Company entered into a commercial supply agreement with Catalent Pharma Solutions, LLC to manufacture commercial supplies of INVELTYS and EYSUVIS. The commercial supply agreement contains annual minimum purchase requirements, which increased upon FDA approval of EYSUVIS on October 26, 2020.

The Company has the following minimum purchase obligations for INVELTYS and EYSUVIS:

Years Ending December 31,
2020 (remaining three months)	$—
2021	2,295
2022	5,390
2023	6,285
2024	7,875
Thereafter	26,124
Total minimum purchase commitments	$47,969

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

15. SUBSEQUENT EVENTS

On October 26, 2020, the FDA approved the Company’s New Drug Application for EYSUVIS (loteprednol etabonate ophthalmic suspension) 0.25% for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease.

Refer to Note 14, “Commitments and Contingencies” for additional commitments identified as a result of the FDA approval of EYSUVIS.

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

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. Our innovative mucus-penetrating particle, or MPP, drug delivery technology, which we refer to as our AMPPLIFY® technology, uses selectively-sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We have applied the AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications, resulting in the October 2020 approval of EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease and the August 2018 approval of INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, our topical twice-a-day ocular steroid for the treatment of inflammation and pain following ocular surgery, by the U.S. Food and Drug Administration, or the FDA. We commercially launched INVELTYS in January 2019 and expect to begin shipping EYSUVIS to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021.

EYSUVIS is the first and only FDA-approved prescription product with an indication for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. The FDA approved EYSUVIS based on results from four clinical trials, including three Phase 3 clinical trials and one Phase 2 clinical trial, which demonstrated significant improvements in both the signs and symptoms of dry eye disease. Specifically, statistical significance was achieved after two weeks of dosing for the sign endpoint of conjunctival hyperemia in all three Phase 3 clinical trials. Statistical significance was observed in two of the three Phase 3 clinical trials for the symptom endpoints of ocular discomfort severity in both the overall intent-to-treat, or ITT, population and in a predefined subgroup of ITT patients with more severe ocular discomfort at baseline. EYSUVIS was well-tolerated across the four trials, with adverse events and intraocular pressure, or IOP, increases comparable to that observed with vehicle. We believe EYSUVIS could become the preferred first-line prescription therapy for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, including the treatment of dry eye flares that affect the vast majority of dry eye patients.

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

We are also evaluating other opportunities for MPP compounds in our receptor Tyrosine Kinase Inhibitor program, or rTKI program, that inhibit the vascular endothelial growth factor pathway, for the potential treatment of a number of retinal diseases and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of interocular pressure, or IOP, increase and cataract formation.

We have retained worldwide commercial rights for EYSUVIS, INVELTYS and our current product candidates. Since FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which includes 56 territory sales managers, seven regional sales leaders, and three directors of national accounts. As a result of the recent FDA approval of EYSUVIS, during the fourth quarter of 2020 we plan to increase our sales force from 56 sales representatives to approximately 90 sales representatives and from seven regional sales leaders to 14 sales leaders, and in 2021, we plan to further increase our sales force to approximately 125 sales representatives, in each case pending the status of the COVID-19 pandemic. Our sales representatives will promote both EYSUVIS and INVELTYS. We expect to commercialize in the United States any of our product candidates that receive marketing approval as well. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, including the European Union, or EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Since the initial public offering of our common stock, or IPO, we have financed our operations primarily through common stock offerings pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on August 27, 2018, or the 2018 Shelf Registration, and sales of our common stock pursuant to a sales agreement, or the 2018 Sales Agreement, with Jefferies, LLC, or Jefferies, under which we were able to issue and sell, from time to time, common stock in at-the-market offerings, or the ATM Offering, through Jefferies, as a sales agent. On March 10, 2020, we notified Jefferies that we were suspending and terminating the prospectus related to the 2018 Sales Agreement. Through September 30, 2020, we have issued an aggregate of 30,549,976 shares of common stock under our 2018 Shelf Registration, including the ATM Offering, resulting in aggregate gross proceeds to us of $231.7 million.

On May 7, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020, or the 2020 Shelf Registration. Under the 2020 Shelf Registration, we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period the commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering through Jefferies, as a sales agent. Through September 30, 2020, we have not issued any shares of common stock under our 2020 Shelf Registration.

We also have an aggregate amount of $75.0 million of indebtedness outstanding under our credit facility, or the Athyrium Credit Facility, with Athyrium Opportunities III Acquisition LP, or Athyrium.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $73.2 million for the nine months ended September 30, 2020 and $94.3 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $368.7 million. As we commercially launched our first product, INVELTYS, in January 2019, and are planning full promotional launch of our second product, EYSUVIS, to begin in January of 2021, we have had only limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, public common stock offerings and sales of our common stock under our ATM Offering, private placements of preferred stock, convertible debt financings, borrowings under credit facilities and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS and to begin to generate revenue from EYSUVIS following its commercial launch, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Business Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic, which began in December 2019, has spread worldwide, causing federal, state and local governments to implement measures to slow the spread of the pandemic through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. In order to safeguard the health of our employees, we follow, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state, and local governments, regarding working-from-home practices for non-essential employees. As a result, all office-based personnel have been instructed to work from home, and our laboratory facilities, that support our early-stage research activities, are being utilized as necessary. In addition, we previously suspended our sales force from substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually. If we suspend all or some in-person interactions with physicians and customers in the future, we will again be limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS. The effects of COVID-19 may also disrupt the launch and commercialization of EYSUVIS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts and our operational and financial performance will depend on certain developments, including the length and severity of this pandemic and the impact on our customers, employees, vendors, and government agencies, all of which are uncertain and cannot be predicted.

Management is actively monitoring the COVID-19 pandemic and its possible effects on our financial condition, liquidity, operations, customers, sales force, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – “Risk Factors” of this Quarterly Report, including the risk factor entitled “The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, could impact the launch of EYSUVIS and may continue to adversely affect our business, results of operations and financial condition.”

Financial Operations Overview

Product Revenues, Net

As a result of the commercial launch of INVELTYS in the United States in early January 2019, we commenced generating product revenues from sales of INVELTYS. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance program, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. Beginning in March 2020 and continuing through most of the second quarter of 2020, prescriptions of INVELTYS and revenue had been adversely affected by the ongoing COVID-19 pandemic as federal, state and local governments implemented restrictions on elective procedures, which include most ocular surgeries during the second quarter. While many deferred ocular surgeries have been rescheduled as individual states have released restrictions on elective procedures, and INVELTYS prescriptions have returned to growth, we are unable to project the specific timing or potential impact on future revenues given the continued uncertainty around the impact and duration of the restrictions related to COVID-19.

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

We anticipate that our selling, general and administrative expenses will increase in the future as we continue to build our commercial infrastructure to support the commercialization of EYSUVIS, which was approved by the FDA on October 26, 2020, INVELTYS or of any product candidates for which we obtain marketing approval, and if and as we increase our administrative headcount to support our continued research activities and development of our product candidates. With respect to the ongoing COVID-19 pandemic, certain selling, general and administrative expenses were favorably impacted during the three and nine months ended September 30, 2020 by the restriction in the activities of our sales force, which had previously suspended substantially all in-person interactions with physicians and customers. Our sales force has resumed in-person interactions in the field. If we are forced to suspend all or some in-person sales force interactions again in the future as a result of the COVID-19 pandemic, selling, general and administrative expenses could again be favorably impacted by a reduction in certain expenses associated with the restriction in activities for our sales force. We are unable to predict the specific amount of this impact if we are forced to resume such restrictions.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, payments to universities under our license agreements and other outside expenses. Our research and development expenses include:

●	employee-related expenses, including salaries, related benefits, travel and stock-based compensation;
●	expenses incurred for the preclinical and clinical development of our product candidates and under agreements with contract research organizations, or CROs, including costs of manufacturing product candidates prior to the determination that FDA approval of a drug candidate is probable and before the future economic benefit from the sale of the drug is expected to be realized;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and supplies; and
●	payments made under our third-party licensing agreements, including the annual minimum royalty and reimbursable expenses for defense of agreed upon patents under a license agreement with Johns Hopkins University, or JHU.

We expense research and development costs as they are incurred. Prior to regulatory approval, we expense costs relating to the production of inventory for our product candidates, as research and development expenses within our condensed consolidated statements of operations and comprehensive loss in the period incurred, unless we believe regulatory approval and subsequent commercialization of the product candidate is probable and we expect the future economic benefit from sales of the drug to be realized. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. We track outsourced development costs by development program but do not allocate personnel costs, payments made under our license agreements or other costs to specific product candidates or development programs. These costs are included in Employee-related costs and Other research and development costs in the line items in the tables under “Results of Operations”.

We expect that our total research and development costs in 2020 will decrease as compared to the year ended December 31, 2019 as a result of the completion of our Phase 3 clinical trial of EYSUVIS, which we refer to as STRIDE 3 (STRIDE- Short Term Relief In Dry Eye), and as a result of the capitalization of EYSUVIS manufacturing costs to inventory beginning in the third quarter of 2020. We expect that research and development costs will increase if and as we continue to advance our product candidates and conduct preclinical studies and clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the ongoing COVID-19 pandemic, we may incur reduced research and development costs resulting from any limitations that may be placed on our laboratory facilities that support our early-stage research. However, we are unable to predict the specific amount of this impact, nor are we able to predict the additional costs, if any, associated with personnel safely resuming their full activities.

Our research and development programs are at the early stage of development. Successful development and completion of preclinical studies and clinical trials is uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and future product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of product candidates and our ability to enter into collaborations with respect to each product candidate. We may need to raise additional capital and may seek collaborations in the future to advance our various product candidates. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Product revenues, net	$2,220	$1,451	$769
Costs and expenses:
Cost of product revenues	701	668	33
Selling, general and administrative	23,893	15,280	8,613
Research and development	3,468	7,070	(3,602)
Total operating expenses	28,062	23,018	5,044
Loss from operations	(25,842)	(21,567)	(4,275)
Other income (expense)
Interest income	51	571	(520)
Interest expense	(2,157)	(2,180)	23
Net loss	$(27,948)	$(23,176)	$(4,772)

Product revenues, net

Product revenues, net was $2.2 million for the three months ended September 30, 2020 compared to $1.5 million for the three months ended September 30, 2019. The increase in product revenues, net of $0.7 million was driven primarily by an increase in total units of INVELTYS sold in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Also contributing to this increase was a $0.6 million reduction in revenue included in product revenues, net for the three months ended September 30, 2019 relating to the first two quarters of 2019 as a result of an adjustment to the estimated number of prescriptions reported by our third-party data provider, which resulted in a change in the estimated payor mix for INVELTYS. INVELTYS was our first product to receive regulatory approval, which we launched in the United States in January 2019. We expect product revenues to increase if and as we increase our market share, and obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors; however, we expect full-year product revenues to be negatively impacted for 2020 and revenues could continue to be negatively impacted into 2021 as a result of the COVID-19 pandemic. In addition, we expect to begin shipping EYSUVIS to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021, which we expect to result in an increase in product revenues.

Cost of product revenues

Cost of product revenues was $0.7 million for the three months ended September 30, 2020 consistent with the three months ended September 30, 2019. The three months ended September 30, 2019 included an additional $0.1 million in write offs of damaged inventory compared to the same period in 2020. Offsetting this amount are higher overall cost of product revenues due to an increase in the total units of INVELTYS sold in the three months ended September 30, 2020 compared to the same period in 2019. We expect cost of product revenues to increase as we continue to commercialize INVELTYS and as a result of the planned launch of EYSUVIS, which we expect to begin shipping to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were $23.9 million for the three months ended September 30, 2020 compared to $15.3 million for the three months ended September 30, 2019, which was an increase of $8.6 million. The increase was driven by a $5.3 million increase in external sales and marketing costs related to preparation for the launch of EYSUVIS, a $1.5 million increase in stock-based compensation expense, of which $1.4 million was a result of the issuance of restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs, in June 2020, a $1.0 million increase in costs for administrative and professional service fees and a $0.8 million increase in other selling, general and administrative costs, which include facility related costs and certain medical affairs costs. We anticipate that our selling, general and administrative expenses will increase in the future as we begin to commercialize EYSUVIS and if and as we increase our administrative headcount to support our continued research activities and seek marketing approval for our product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
KPI-121 development costs	$953	$3,061	$(2,108)
Employee‑related costs	1,820	3,023	(1,203)
Other research and development costs	695	986	(291)
Total research and development	$3,468	$7,070	$(3,602)

Research and development expenses were $3.5 million for the three months ended September 30, 2020 compared to $7.1 million for the three months ended September 30, 2019, a $3.6 million decrease. The decrease was primarily the result of a $2.1 million decrease in EYSUVIS development costs, $1.8 million of which related to a decrease in external spend on STRIDE 3, our Phase 3 clinical trial of EYSUVIS, a $1.2 million decrease in employee-related costs largely due to the capitalization of manufacturing employees’ time dedicated to EYSUVIS production to inventory in the third quarter of 2020 and a $0.3 million decrease in other research and development costs, which include other facility related costs, preclinical studies, certain medical affairs and associated regulatory costs. We expect research and development costs to increase if and as we conduct any necessary preclinical studies and clinical trials and other development activities for our product candidates.

Interest income

Interest income decreased by $0.5 million to $0.1 million for the three months ended September 30, 2020 compared to $0.6 million for the three months ended September 30, 2019. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The decrease was attributable to a lower interest rate during the three months ended September 30, 2020 as well as having less cash in interest bearing deposit accounts during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of purchases of cash equivalents and short-term investments in 2020.

Interest expense

We incurred interest expense of $2.2 million for the three months ended September 30, 2020, which remained consistent with interest expense of $2.2 million for the three months ended September 30, 2019. Interest expense was comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our Athyrium Credit Facility during the three months ended September 30, 2020 and 2019. During the three months ended September 30, 2019, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility and remained outstanding during the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Product revenues, net	$4,124	$4,894	$(770)
Costs and expenses:
Cost of product revenues	1,814	1,261	553
Selling, general and administrative	54,602	50,523	4,079
Research and development	14,955	21,137	(6,182)
Total costs and expenses	71,371	72,921	(1,550)
Loss from operations	(67,247)	(68,027)	780
Other income (expense)
Interest income	451	1,973	(1,522)
Interest expense	(6,419)	(6,335)	(84)
Net loss	$(73,215)	$(72,389)	$(826)

Product revenues, net

Product revenues, net was $4.1 million for the nine months ended September 30, 2020 compared to $4.9 million for the nine months ended September 30, 2019. The decrease in product revenues, net of $0.8 million was driven by a decrease in the total units of INVELTYS sold in the nine months ended September 30, 2020 as compared to those sold during the nine months ended September, 30 2019, which we attribute to the reductions in elective surgeries as a result of the restrictions related to COVID-19. INVELTYS was our first product to receive regulatory approval, which we launched in the United States in January 2019. We expect product revenues to increase if and as we increase our market share, and obtain and maintain coverage and adequate reimbursement for INVELTYS from third-party payors; however, we expect full-year product revenues to be negatively impacted for 2020 and revenues could continue to be negatively impacted into 2021 as a result of the COVID-19 pandemic. In addition, we expect to begin shipping EYSUVIS to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021, which we expect to result in an increase in product revenues.

Cost of product revenues

Cost of product revenues was $1.8 million for the nine months ended September 30, 2020, a $0.5 million increase compared to $1.3 million for the nine months ended September 30, 2019. The primary driver of this increase was a reserve for excess inventory of $0.5 million during the nine months ended September 30, 2020. Also contributing to the increase in cost of product revenues was an increase in the product cost per unit as a result of a portion of units sold during the nine months ended September 30, 2019 partially manufactured prior to FDA approval and previously expensed as research and development expenses, partially offset by a decrease in total units sold compared to the nine months ended September 30, 2019 for a net increase of $0.1 million. We expect cost of product revenues to increase as we continue to commercialize INVELTYS and as a result of the planned launch of EYSUVIS, which we expect to begin shipping to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were $54.6 million for the nine months ended September 30, 2020 compared to $50.5 million for the nine months ended September 30, 2019, an increase of $4.1 million. Selling, general and administrative expenses for the nine months ended September 30, 2020 include a $2.7 million increase in external sales and marketing costs related to preparation for the launch of EYSUVIS. External sales and marketing costs incurred during the nine-months ended September 30, 2019 primarily related to the commercial launch of INVELTYS. Also contributing to the increase in selling, general and administrative expenses for the nine months ended September 30, 2020 was a $2.0 million increase in costs for administrative and professional service fees, a $1.6 million increase in stock-based compensation costs, of which $1.4 million was a result of the issuance of RSUs and PSUs in June 2020, and a $0.4 million increase in other selling, general and administrative costs, which includes facility related costs and certain medical affairs. These costs were offset by lower employee-related expenses of $2.6 million for the nine months ended September 30, 2020 primarily attributable to reduced travel due to COVID-19, lower overall headcount throughout the period and reduced variable compensation associated with lower unit sales of INVELTYS due to COVID-19, partially offset by increased recruiting costs related to hiring efforts as we prepare for the launch of EYSUVIS. We anticipate that our selling, general and administrative expenses will increase in the future as we prepare for the launch of EYSUVIS and if and as we increase our administrative headcount to support our continued research activities and seek marketing approval for our product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
KPI-121 development costs	$4,668	$9,710	$(5,042)
Employee‑related costs	8,054	8,788	(734)
Other research and development costs	2,233	2,639	(406)
Total research and development	$14,955	$21,137	$(6,182)

Research and development expenses were $15.0 million for the nine months ended September 30, 2020 compared to $21.1 million for the nine months ended September 30, 2019, a $6.1 million decrease. The decrease was primarily the result of a $5.0 million decrease in EYSUVIS development costs related to a decrease in external spend on STRIDE 3, our Phase 3 clinical trial of EYSUVIS, a $0.7 million decrease in employee-related costs largely due to reduced travel due to COVID-19 and the capitalization of manufacturing employees’ time dedicated to EYSUVIS production to inventory in the third quarter of 2020 and a $0.4 million decrease in other research and development costs, which include other facility related costs, preclinical studies, certain medical affairs and associated regulatory costs. We expect research and development costs to increase if and as we conduct any necessary preclinical studies and clinical trials and other development activities for our product candidates.

Interest income

Interest income decreased by $1.5 million to $0.5 million for the nine months ended September 30, 2020 compared to $2.0 million for the nine months ended September 30, 2019. Interest income consists of interest earned on our cash balance held in an interest-bearing deposit account. The decrease was attributable to a lower interest rate during the nine months ended September 30, 2020 as well as having less cash in interest bearing deposit accounts during the third quarter of 2020 compared to the third quarter of 2019 as a result of purchases of short-term investments in 2020.

Interest expense

We incurred interest expense of $6.4 million for the nine months ended September 30, 2020, compared to $6.3 million for the nine months ended September 30, 2019. Interest expense was comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our Athyrium Credit Facility during the nine months ended September 30, 2020 and 2019. During the nine months ended September 30, 2019, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility and remained outstanding during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, we have had limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, public common stock offerings and sales of our common stock under our ATM Offering, private placements of preferred stock, borrowings under credit facilities, convertible promissory notes and warrants.

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

On August 9, 2018, we filed our 2018 Shelf Registration, under which we may offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the 2018 Shelf Registration becoming effective. Under the 2018 Shelf Registration, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. We initially designated $50.0 million of our 2018 Shelf Registration to be offered under our ATM Offering. There was $18.3 million of securities available to be issued under the 2018 Shelf Registration as of September 30, 2020.

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

Cash Flows

As of September 30, 2020, we had $159.1 million in cash, cash equivalents and short-term investments and $75.0 million in indebtedness. The following table summarizes our sources and uses of cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(64,775)	$(74,508)
Net cash used in investing activities	(115,051)	(1,147)
Net cash provided by financing activities	139,906	2,687
Decrease in cash and restricted cash	$(39,920)	$(72,968)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $64.8 million compared to $74.5 million for the nine months ended September 30, 2019, a decrease of $9.7 million, primarily due to the timing of working capital fluctuations which accounted for $8.7 million of the decrease and a $1.0 million increase in the net loss adjusted for non-cash charges. Notable working capital fluctuations include a decrease to accounts receivable in the nine months ended September 30, 2020 by $4.1 million driven by a decrease in sales of INVELTYS as a result of COVID-19, whereas accounts receivable had increased by $7.2 million in the nine months ended September 30, 2019 driven by the launch of INVELTYS. Inventory increased by a greater amount during the nine months ended September 30, 2019 due to an increase in manufacturing activity for INVELTYS. Offsetting these increases was a decrease in accrued expenses and other current liabilities during the nine months ended September 30, 2020 by $4.9 million mainly driven by a decrease in accrued revenue reserves and a decrease in external spend on STRIDE 3, our clinical trial for EYSUVIS, as compared to an increase in accrued expenses and other current liabilities in the nine months ended September 30, 2019 of $3.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $115.0 million compared to $1.1 million for the same period in 2019, an increase of $113.9 million, largely due to purchases of short-term investments in 2020 of $113.6 million. Additionally, we used an additional $0.3 million in cash for capital expenditures in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $139.9 million, an increase of $137.2 million compared to $2.7 million in the nine months ended September 30, 2019, due to $125.4 million of net proceeds from the sale of shares of our common stock in an underwritten offering under the 2018 Shelf

Registration, $12.5 million of net proceeds from the sale of shares of our common stock under the ATM Offering, and $2.0 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan in 2020. Net cash provided by financing activities for the nine-months ended September 30, 2019 consisted of $2.1 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $0.6 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to prepare for the launch and commercialization of our lead product, EYSUVIS, which was approved by the FDA on October 26, 2020, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. The anticipated increase in expenses from an increase in headcount includes our plan to increase, pending the status of the COVID-19 pandemic, our sales force from 56 sales representatives to approximately 90 sales representatives and from seven regional sales leaders to 14 regional sales leaders during the fourth quarter of 2020 and then to approximately 125 sales representatives in 2021.

Our expenses will also increase if and as we:

●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates;
●	conduct any necessary clinical trials and other development activities and/or seek marketing approvals for any product candidates;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	pursue the clinical development of KPI-121 for the treatment of other additional indications or for use in other patient populations;
●	pursue the preclinical and clinical development of product candidates, including our rTKI program, for use in the treatment of retinal diseases, and novel next-generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of IOP increase and cataract formation;
●	seek regulatory approval for EYSUVIS, INVELTYS or any other product candidate outside of the United States;
●	continue to scale up our manufacturing processes and capabilities to support commercialization of EYSUVIS, INVELTYS, and any of our product candidates for which we seek and/or obtain marketing approval;
●	leverage our proprietary AMPPLIFY technology to advance additional potential high-value therapeutics into preclinical and clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;

●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our existing cash, cash equivalents, and short-term investments as of September 30, 2020, along with anticipated revenue from INVELTYS, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into at least the third quarter of 2022. We expect revenue anticipated to be generated from sales of EYSUVIS to provide additional cash runway. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019 and expect to begin shipping EYSUVIS to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021, there can be no assurance as to the amount or timing of any such revenue from INVELTYS and EYSUVIS, and we may not achieve profitability. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully growing INVELTYS revenues;
●	successfully launching EYSUVIS;
●	obtaining marketing approval for any product candidates;
●	achieving an adequate level of market acceptance and obtaining and maintaining coverage and adequate reimbursement from third-party payors for EYSUVIS, INVELTYS and any other products we commercialize;
●	manufacturing at commercial scale, marketing, selling and distributing EYSUVIS and INVELTYS or any product candidates for which we obtain marketing approval;
●	maintaining regulatory and marketing approvals for EYSUVIS and INVELTYS and for any product candidates for which we obtain marketing approval;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;

●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

EYSUVIS and INVELTYS are our only products that have been approved for sale, and they have only been approved in the United States. Our ability to generate revenue from operations will depend, in part, on the success of commercial sales of INVELTYS, which we commercially launched in the United States in January 2019, and the success of commercial sales of EYSUVIS, which we expect to begin shipping to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021. However, the successful commercialization of EYSUVIS and INVELTYS in the United States is subject to many risks. As a company, we have limited experience commercializing products, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of EYSUVIS and INVELTYS alone will be sufficient for us to become profitable in the near future, if at all.

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually, and we may be forced to suspend all or some in-person interactions again in the future. To the extent we restrict in-person interactions with physicians and customers, we will again be limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic and the impact on our customers, employees, vendors, and government agencies, which is uncertain and cannot be predicted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash, cash equivalents, and short-term investments of $159.1 million as of September 30, 2020 consist of U.S. Government Agency and Treasury Securities. Due to the short-term maturities of our cash equivalents and short-term investments, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

As of September 30, 2020, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bears interest at a fixed rate of 9.875% per annum.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $27.9 million and $73.2 million for the three and nine months ended September 30, 2020, respectively, and $94.3 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $368.7 million. In January 2019, we launched our first product, INVELTYS® (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post-operative inflammation and pain following ocular surgery. On October 26, 2020, the U.S. Food and Drug Administration, or FDA, approved our second product, EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25% for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. We expect to begin shipping EYSUVIS to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021. We have had limited revenues to date from product sales. We have financed our operations primarily through proceeds from public offerings of common stock, private placements of preferred stock, borrowings under credit facilities, convertible promissory notes, warrants, and sales under our at-the-market offering facility, or the ATM Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS and expect to begin to generate revenue from sales of EYSUVIS by the end of 2020, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and engage in activities to commercially launch EYSUVIS, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. The anticipated increase in expenses from an increase in headcount also includes our plan to increase, pending the status of the novel coronavirus (COVID-19) pandemic, our sales force from 56 sales representatives to approximately 90 sales representatives and from seven regional sales leaders to 14 regional sales leaders during the fourth quarter of 2020 and then to approximately 125 sales representatives in 2021.

Our expenses will also increase if and as we:

●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates;
●	conduct any necessary clinical trials and other development activities and/or seek marketing approvals for any product candidates;
●	in license or acquire the rights to other products, product candidates or technologies;

●	pursue the clinical development of KPI-121 for the treatment of other additional indications or for use in other patient populations;
●	pursue the preclinical and clinical development of product candidates, including our receptor Tyrosine Kinase Inhibitor program, or rTKI program, for use in the treatment of retinal diseases, and novel next generation anti-inflammatories designed to exhibit steroid-like anti-inflammatory action with the goal of eliminating the risk of interocular pressure, or IOP, increase and cataract formation;
●	seek regulatory approval for EYSUVIS, INVELTYS or any other product candidate outside of the United States;
●	continue to scale up our manufacturing processes and capabilities to support commercialization of EYSUVIS, INVELTYS and any of our product candidates for which we seek and/or obtain marketing approval;
●	leverage our proprietary AMPPLIFY technology to advance additional potential high value therapeutics into preclinical and clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of INVELTYS in January 2019 and expect to begin shipping EYSUVIS to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021, there can be no assurance as to the amount or timing of any such revenue, and we may not achieve profitability. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully growing INVELTYS revenues;
●	successfully launching EYSUVIS;
●	obtaining marketing approval for any product candidates;

●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for EYSUVIS, INVELTYS and any other products we commercialize;
●	manufacturing at commercial scale, marketing, selling and distributing EYSUVIS and INVELTYS or any product candidates for which we obtain marketing approval;
●	maintaining regulatory and marketing approvals for EYSUVIS and INVELTYS and for any product candidates for which we obtain marketing approval;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

EYSUVIS and INVELTYS are our only products that have been approved for sale, and they have only been approved in the United States. Our ability to generate revenue from operations will depend, in part, on the success of commercial sales of INVELTYS, which we commercially launched in the United States in January 2019 and the success of commercial sales of EYSUVIS, which we expect to begin shipping EYSUVIS to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021. However, the successful commercialization of EYSUVIS and INVELTYS in the United States is subject to many risks. As a company, we have limited experience commercializing products, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of EYSUVIS and INVELTYS alone will be sufficient for us to become profitable in the near future, if at all.

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually, and we may be forced to suspend all or some in-person interactions again in the future. To the extent we restrict in-person interactions with physicians and customers, we will again be limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic and the impact on our customers, employees, vendors and government agencies, which is uncertain and cannot be predicted.

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

We are an early-stage commercial company. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing EYSUVIS and INVELTYS and conducting other research and development activities, commercially launching INVELTYS and preparing to commercially launch EYSUVIS. We are in the early stages of the process of transitioning from a company solely with a research and development focus to a company engaging in commercial activities. We may not be successful in such a transition. We only launched INVELTYS in January 2019 and are still in the process of executing our commercial launch plan for EYSUVIS, have no history of commercializing products, and, to date, have generated limited revenue from the sale of INVELTYS. In addition, our commercial operations and INVELTYS sales have been and continue to be negatively impacted by COVID-19 and its collateral consequences. The effects of COVID-19 may also disrupt the launch and commercialization of EYSUVIS. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating and commercialization history.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize EYSUVIS and INVELTYS and continue the development of and potentially seek marketing approval for other product candidates. Our expenses may increase substantially in connection with our ongoing activities, particularly as we commercialize EYSUVIS and INVELTYS, and as we advance our preclinical activities for our product candidates. We also expect to devote additional financial resources to conducting research and development, and potentially initiating clinical trials of, and seeking regulatory approval for, other potential product candidates, including product candidates that we may develop using our rTKI program and novel next-generation anti-inflammatories.

Our expenses have increased relative to prior periods in connection with our launch and commercialization of INVELTYS, including costs associated with the addition of our specialty sales force and increased marketing, distribution and manufacturing capabilities. We also expect to incur significant additional commercialization expenses in connection with the launch and commercialization of EYSUVIS. For example, with the approval of EYSUVIS, we plan to increase, pending the status of the COVID-19 pandemic, our sales force from 56 sales representatives to approximately 90 sales representatives and from seven regional sales leaders to 14 regional sales leaders during the fourth quarter of 2020 and then to approximately 125 sales representatives in 2021, who will promote both EYSUVIS and INVELTYS. Furthermore, we incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of commercialization activities for EYSUVIS and INVELTYS, including the costs and timing of expanding our sales force and establishing additional product sales, marketing, medical affairs, distribution and outsourced manufacturing capabilities;
●	our ability to successfully commercialize and sell EYSUVIS and INVELTYS in the United States;
●	the amount of revenue received from commercial sales of INVELTYS and EYSUVIS or any product candidates for which we obtain marketing approval;

●	the costs and timing of process development and manufacturing scale up activities associated with EYSUVIS and INVELTYS;
●	the progress, costs and results of any clinical activities for regulatory review of EYSUVIS and INVELTYS outside of the United States;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the scope, progress, results and costs of any product candidates that we may develop;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our existing cash, cash equivalents, and short-term investments of $159.1 million as of September 30, 2020, along with anticipated revenue from INVELTYS, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into at least the third quarter of 2022, We expect revenue anticipated to be generated from sales of EYSUVIS to provide additional cash runway. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Conducting preclinical testing and clinical trials, seeking market approvals and commercializing products are time-consuming, expensive and uncertain processes that take years to complete. Although we commercially launched INVELTYS in early 2019 and expect to begin shipping EYSUVIS to wholesalers in the U.S. by the end of 2020 and for the full promotional launch to begin in January of 2021, we do not anticipate that our revenue from product sales of EYSUVIS and INVELTYS will be sufficient for us to become profitable in the near future, if at all.

We may require additional financing to achieve our business objectives. In addition, we may opportunistically raise additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize EYSUVIS and INVELTYS, or any product candidates for which we obtain approval.

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

We have a significant amount of indebtedness. As of September 30, 2020, we had $75.0 million of outstanding borrowings under the Athyrium Credit Facility. Amounts outstanding under the Athyrium Credit Facility bear interest at a rate of 9.875% per annum. The Athyrium Credit Facility provides for quarterly interest-only payments for 48 months. Beginning on September 30, 2022, we will be required to make principal and interest payments through October 1, 2024, the date of maturity. Our obligations under the Athyrium Credit Facility are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Athyrium Credit Facility.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock compensation, accrued expenses and the recoverability of our net deferred tax assets and related valuation allowance. We base our estimates and judgments on historical experience, expected future experience and on various other assumptions that we believe to be reasonable under the circumstances. In addition, from time to time, we may rely on projections regarding our expected future performance that represent our management’s then-current estimates. However, any of these estimates, judgments or projections, or the assumptions underlying them, may change over time or may otherwise prove to be inaccurate. Our results of operations may be adversely affected if our estimates, assumptions or projections change or if actual circumstances differ from those in our estimates or assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Risks Related to the Commercialization of EYSUVIS, INVELTYS and our Product Candidates

The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, could impact the launch of EYSUVIS and may continue to adversely affect our business, results of operations and financial condition.

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

In particular, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The COVID-19 pandemic has negatively impacted revenues from INVELTYS and we expect it to continue to do so until surgeries return to historical levels. Shelter-in-place orders and other mandated local travel and social interaction prohibitions have also restricted the activities of our sales force. We previously suspended substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually, and we may be forced to suspend all or some in-person interactions again in the future. To the extent we restrict in-person interactions with physicians and customers, we will again be limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. Furthermore, while the majority of our day-to-day operations are continuing as our employees are working remotely, our laboratory facilities that support our early-stage research activities were partially limited, and may be limited again in the future, as a result of COVID-19.

Additionally, while we currently are not experiencing interruptions in our manufacturing of EYSUVIS or INVELTYS, quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

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

EYSUVIS, INVELTYS or any of our product candidates that receive marketing approval may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

EYSUVIS, INVELTYS or any product candidate that we develop that receives marketing approval may fail to gain sufficient market acceptance by clinicians, patients, third-party payors and others in the medical community. While there are no drugs other than EYSUVIS currently approved in the United States for the short-term relief of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over-the-counter artificial tears, Restasis®, Xiidra®, CequaTM, off-label use of corticosteroids and various drugs that are produced by compounding pharmacies. Generic versions of Restasis are also expected to become available in the United States in the near future. Our current expectations regarding market potential for EYSUVIS are based, in part, on market research data we have commissioned. For example, based on three surveys we commissioned of 503, 297 and 500 dry eye disease patients in 2017, 2018 and 2020, respectively, which we refer to as our patient surveys, 75% to 90% of surveyed patients reported experiencing dry eye flares, and the most common reason given by patients for discontinuing the two leading branded dry eye treatments were insufficient efficacy, side effects and product price. In the 2020 patient survey, patients reported that dry eye disease impacts their quality of life and 63% experienced episodes of worsening symptoms.

In a 2020 survey of 201 eye care professionals, or ECPs, nearly all, 99%, reported that their dry eye disease patients experience flares, but many underestimated the actual number of patients with flares. This survey also revealed that interest in prescribing EYSUVIS is high among ECPs, with 81% planning to trial/prescribe EYSUVIS within first three months of launch. However, it is possible that ECPs may continue to rely on other existing treatments rather than EYSUVIS. In addition, generic versions of any products that compete with any of our product candidates would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, clinicians, patients and third-party payors may choose to rely on such products rather than our product candidates.

Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data we have commissioned. For example, based on a market survey we commissioned in 2018 of 100 ophthalmologists, we believe INVELTYS offers advantages over existing post-surgical treatment options due to its AMPPLIFY technology and being the first and only topical twice daily dosing, two week course of treatment and safety data, including low incidence of reported IOP spikes, and efficacy data from our clinical trials. In this market survey, a majority of surveyed ophthalmologists indicated they were likely to prescribe INVELTYS. We also conducted an Attitudes, Trial and Usage Study (ATU) in August 2019 with approximately 200 ECPs, which indicated that many current INVELTYS prescribers intend to increase their usage of INVELTYS. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice a day or less frequent dosing.

The market opportunity for EYSUVIS and INVELTYS may be further impacted by extraordinary events such as the current pandemic health event resulting from COVID-19 and its collateral consequences. For example, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries such as cataract and refractive, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. Shelter-in-place orders and other mandated local travel prohibitions have also restricted the activities of our sales force. We previously suspended substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually, and we may be forced to suspend all or some in-person interactions again in the future. To the extent we restrict in-person interactions with physicians and customers, we will again be limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to successfully launch and market EYSUVIS.

Our assessment of the potential market opportunity for EYSUVIS, INVELTYS and our product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of dry eye disease in particular is difficult to precisely estimate. The results from our physician and patient surveys may be less reflective of the dry eye disease population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for EYSUVIS, INVELTYS or any of our product candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability. The uncertainty with respect to the future progression of the COVID-19 pandemic and its long-term effects may adversely impact the accuracy of such estimates and our potential market opportunity for EYSUVIS and INVELTYS.

If EYSUVIS, INVELTYS or any of our product candidates for which we obtain marketing approval do not achieve adequate levels of acceptance, formulary coverage, pricing or reimbursement, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of EYSUVIS, INVELTYS or any product candidates for which we obtain marketing approval, will depend on a number of factors, including:

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

Even if we are able to successfully commercialize EYSUVIS, INVELTYS or any product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully commercialize EYSUVIS, INVELTYS or any of our product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for EYSUVIS, INVELTYS or any product candidate that we commercialize and, even if they are available, the level of reimbursement may be limited or not satisfactory.

Inadequate reimbursement may adversely affect the demand for, or the price of, EYSUVIS, INVELTYS or any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize EYSUVIS, INVELTYS or any product candidate for which we obtain marketing approval.

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

There can be no assurance that EYSUVIS, INVELTYS or our product candidates, even if such product candidates are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, or that coverage and an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell EYSUVIS, INVELTYS or our product candidates profitably.

If we are unable to maintain our sales, marketing and distribution capabilities, establish additional capabilities if and when necessary, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing EYSUVIS, INVELTYS or any of our product candidates that we may develop if and when they are approved.

We have only recently established our sales and marketing infrastructure for our commercial launch of INVELTYS, our first product, and EYSUVIS, and as a company we have limited experience in the sales, marketing and distribution of therapeutic products. To achieve commercial success for any product for which we obtained marketing approval, we may need to establish additional sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

In 2019, we completed the initial buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS and expect to expand that infrastructure to market EYSUIVS. For example, we plan to increase, pending the status of the COVID-19 pandemic, our sales force from 56 sales representatives to approximately 90 sales representatives and from seven regional sales leaders to 14 regional sales leaders during the fourth quarter of 2020 and then to approximately 125 sales representatives in 2021, who will promote both EYSUVIS and INVELTYS. There are risks involved with establishing, maintaining and expanding our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any future product launch. Further, we may underestimate the size of the sales force required for a successful product launch, including with respect to the launch of EYSUVIS, and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our product candidates for which we establish additional commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize EYSUVIS, INVELTYS or any product candidates for which we receive marketing approval on our own include:

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

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute EYSUVIS, INVELTYS or any of our product candidates or we may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market effectively EYSUVIS, INVELTYS or any of our product candidates for which we obtain marketing approval. If we do not maintain our sales, marketing and distribution capabilities successfully, or do not establish additional capabilities if and when needed successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing EYSUVIS, INVELTYS or any of our product candidates for which we obtain marketing approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. EYSUVIS, INVELTYS and our product candidates will also compete with existing branded, generic and off-label products.

The development and commercialization of new drug products is highly competitive. We face competition with respect to EYSUVIS, INVELTYS and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our products and our product candidates will target markets that are already served by a variety of competing products. Many of these existing products have achieved widespread acceptance among clinicians, patients and payors. In addition, many of these products are available on a generic basis, and our products or our product candidates may not demonstrate sufficient additional clinical benefits to clinicians, patients or payors to justify a higher price compared to generic products. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products.

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

Pharmaceutical therapies for dry eye disease include on label prescription drugs, including Restasis, Xiidra, and Cequa, which are the only prescription pharmaceutical products other than EYSUVIS that are approved in the United States for use in patients with dry eye disease; and off label prescription drugs, including topical steroid drops and/or other similar products, which are sometimes prescribed for treatment of dry eye disease. Generic versions of Restasis are expected to become available in the U.S. in the near future. Restasis and Cequa are both topical cyclosporine formulations that are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular keratoconjunctivitis sicca. Xiidra is a topical anti-inflammatory therapy approved for treatment of the signs and symptoms of dry eye disease.

EYSUVIS is indicated for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, which includes dry eye flares. Any product that is developed for the treatment of the signs and symptoms of dry eye disease could directly compete with EYSUVIS. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for EYSUVIS. These product candidates are being developed by pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as Oyster Point Pharma’s OC-01 nasal spray, Aldeyra Therapeutics’ reproxalap ophthalmic solution, Novaliq’s Cyclasol and NOV03 candidates, which have been licensed to Bausch Health Companies Inc., and others.

Following ocular surgery, topical steroids are commonly prescribed to manage and prevent complications from post-operative inflammation. Topical steroid drops are the main competition to INVELTYS for the treatment of inflammation and pain following ocular surgery. The current branded market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, the first generic formulation of loteprednol suspension 0.05% (Lotemax suspension) was launched in May 2019 and Durezol lost its patent exclusivity in 2019, which could result in a potential generic launch of this product at any time.

There are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. Eyepoint Pharmaceutical launched Dexycu®, an intraocular suspension of dexamethasone for the treatment of post-operative inflammation, in July 2019. Also in July 2019, Ocular Therapeutix launched Dextenza®, an intracanalicular insert of dexamethasone, for the treatment of ocular pain following ophthalmic surgery. There are also a number of companies in the United States developing products and therapies in preclinical research and clinical development for the treatment of inflammation and pain following ocular surgery. In addition, there are various formulations of steroids that are produced by compounding pharmacies and that are in drop form or are injected into the eye following ocular surgery.

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

Many of the companies against which we are competing or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Given that EYSUVIS and INVELTYS utilize a known FDA-approved corticosteroid, these products and any similar product candidates, if approved, may face competition from generic and branded versions of existing drugs based on corticosteroids that are administered in a different manner.

If our contracted manufacturing facilities experience production issues for any reason, we may be unable to manufacture commercial quantities of our product or product candidates for a substantial amount of time, which could have a material adverse effect on our business.

We rely on third-party contract manufacturers to manufacture commercial supplies of EYSUVIS and INVELTYS. Specifically, we rely on the following: Catalent Pharma Solutions, LLC, or Catalent, to manufacture and supply to us a minimum amount of EYSUVIS and INVELTYS bottles for commercial use; Alliance Contract Pharma, LLC, or Alliance, for manufacturing bulk KPI-121 concentrates; and Chemo Iberica SA, or Chemo Iberica, to manufacture and supply to us a bulk supply of loteprednol etabonate, or LE. We expect to rely on third parties to manufacture clinical supplies of any other product candidates and commercial supplies of any other products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product or our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of our product or any of our product candidates for which we obtain marketing approval, we may not be able to compete, or may be delayed in producing sufficient product or product candidates to meet our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, epidemics or pandemics, such as COVID-19, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, or at all, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

Product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and limit commercialization of EYSUVIS, INVELTYS and any other products that we may develop.

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials. We face an even greater risk as we commercialize EYSUVIS, INVELTYS or any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for EYSUVIS, INVELTYS and any other products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced time and attention of our management to pursue our business strategy; and
●	the inability to successfully commercialize EYSUVIS, INVELTYS and any other products that we may develop.

We currently hold $15 million in product liability insurance coverage in the aggregate, with a per incident limit of $15 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage if and as we commence commercialization of EYSUVIS or any product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Product Development

We are dependent on the success of INVELTYS and EYSUVIS. If we are unable to successfully commercialize INVELTYS and EYSUVIS, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post-operative treatment of inflammation and pain following ocular surgery and EYSUVIS for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully commercialize INVELTYS and EYSUVIS. Our ability to generate meaningful product revenues will depend on our successful commercialization of INVELTYS and EYSUVIS.

The success of our products EYSUVIS and INVELTYS and any product candidates for which we receive marketing approval will depend on many factors, including the following:

●	successful commercialization of EYSUVIS and INVELTYS in the United States, including maintaining sales, marketing, manufacturing and distribution capabilities for EYSUVIS and INVELTYS;
●	acceptance of INVELTYS and EYSUVIS and any product candidates we develop by patients, the medical community and third-party payors;
●	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors, for INVELTYS and EYSUVIS;
●	successfully developing and applying for and receiving marketing approvals from applicable regulatory authorities for any product candidates;
●	receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and maintaining adequate supply of our products;
●	maintaining a workforce of experienced scientists and others with experience in AMPPLIFY technology and eye diseases to continue to develop our product candidates;
●	leveraging our sales, marketing and distribution capabilities for EYSUVIS and expanding upon these capabilities if and when appropriate;

●	establishing additional sales, marketing and distribution capabilities for, and successfully launching commercial sales of any other product candidates for which we obtain marketing approval, whether alone or in collaboration with others;
●	effectively competing with other therapies;
●	maintaining an acceptable safety profile of our products following approval;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	protecting our rights in our intellectual property portfolio; and
●	not infringing, misappropriating or otherwise violating others’ intellectual property rights.

Successful development of KPI-121 for additional indications, if any, or for use in broader patient populations will depend on similar factors.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize EYSUVIS, INVELTYS or our product candidates, which would materially harm our business.

If clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

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

In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating EYSUVIS, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. In August 2019, we announced that we received a complete response letter, or CRL, from the FDA indicating that positive efficacy data from an additional clinical trial will be needed to support a resubmission of our new drug application, or NDA. On March 9, 2020, we announced that our Phase 3 clinical trial of EYSUVIS, which we refer to as STRIDE 3, met both of its primary symptom endpoints and its key secondary sign endpoint, and on April 30, 2020, we resubmitted our NDA with the positive data from STRIDE 3. On October 26, 2020, we received approval from the FDA to market EYSUVIS in the United States. Our Phase 3 clinical trials of EYSUVIS may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our Phase 3 clinical trials of EYSUVIS pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time-consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

If we are required to conduct additional clinical trials or other testing beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Patient enrollment is affected by a variety of factors, including:

●	the prevalence and severity of the disease or condition under investigation;
●	the patient eligibility criteria for the trial in question;
●	the perceived risks and benefits of the product candidate under study;
●	the existence of existing treatments for the indications for which we are conducting clinical trials;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of clinicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective patients;
●	the conducting of clinical trials by competitors for product candidates that treat the same indications as our product candidates;

●	the impact of public health epidemics, such as the ongoing COVID-19 pandemic; and
●	the lack of adequate compensation for prospective patients.

For example, we experienced a delay in patient enrollment for STRIDE 3, which evaluated EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease. There were a number of factors that may have impacted the delay, including increased competition for eligible patients from competitors that were developing product candidates to treat similar indications and the limited number of patients who fit the eligibility criteria for STRIDE 3. Our inability to locate and enroll a sufficient number of patients for our clinical trials could result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development or commercialization of our product or product candidates, we may need to abandon or limit our development of such product or product candidates.

If INVELTYS, EYSUSVIS or any of our product candidates are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our product or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of EYSUVIS and INVELTYS have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of KPI-121 reported in any of our clinical trials to date. Increases in IOP and cataract formation are additional adverse effects associated with the use of corticosteroids in general. We have no clinical safety data on or patient exposure to either KPI-121 concentration for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our product or our product candidates (including use of EYSUVIS or INVELTYS more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our product or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our product or product candidates, if approved, at the rate we currently expect.

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

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of EYSUVIS and INVELTYS and plan to contract with third parties for clinical and commercial supply of any future product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of commercial quantities of EYSUVIS, INVELTYS or any product candidates. We rely on Catalent to manufacture and supply to us a minimum amount of EYSUVIS and INVELTYS bottles. We also rely on Alliance for manufacturing bulk KPI-121 concentrates, and Chemo Iberica to manufacture and supply to us a bulk supply of LE. We expect to rely on third-party manufacturers to manufacture commercial supplies of all of our products and clinical supplies of any other product candidates if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of EYSUVIS, INVELTYS and any other product or product candidate that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, certain of our third-party manufacturers have in the past, and may in the future, experience performance issues that result in lower than expected yields. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or the supply and sale of any product of ours that has been approved for commercial use.

To date, we have obtained materials for our clinical trials and the commercialization of EYSUVIS and INVELTYS from third-party manufacturers, including Catalent and Alliance. We have supply agreements in place with these contract manufacturers to provide commercial supply. We obtain the API for EYSUVIS and INVELTYS from Chemo Iberica, a third-party API manufacturer. While we have long-term commercial supply agreements with these third-party manufacturers, if these suppliers do not perform as we expect, we may be required to replace one or more suppliers. Although we believe that there are a number of potential long-term replacements to our suppliers, we may incur added costs and delays in identifying and qualifying any such replacements.

The FDA maintains strict requirements governing the manufacturing process. When a manufacturer seeks to modify or make even seemingly minor changes to that process, the FDA may require the applicant to conduct a comparability study that evaluates the potential differences in the product resulting from the change in the manufacturing process. The FDA has issued several rounds of guidance on this point. In connection with any application for approval to market product candidates in the United States, we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.

Reliance on third-party manufacturers entails additional risks, including:

●	EYSUVIS, INVELTYS and any other product that we develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under current good manufacturing practices, or cGMP, regulations;
●	reliance on the third-party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third-party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. Additionally, while we currently are not experiencing interruptions in our manufacturing of EYSUVIS or INVELTYS, quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19 may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supply if and when needed.

Our current and anticipated future dependence upon others for the manufacture of EYSUVIS, INVELTYS or our product candidates may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

We may enter into collaborations with third parties for the development or commercialization of our products and product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize EYSUVIS, INVELTYS or any of our product candidates for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of our product candidates. For example, we may consider potential collaborative partnership opportunities prior to initiating IND-enabling studies on KPI-285, our lead rTKI compound, or any other product candidates we develop, including our novel next-generation anti-inflammatories. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products and product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Depending upon the timing, duration, and specifics of FDA marketing approval of our product candidates, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Also, the regulatory review period of an FDA-approved product may not serve as a basis for a patent term extension if the active ingredient of such product was subject to regulatory review and approval in an earlier product approved by the FDA. We do not expect the U.S. patents covering EYSUVIS and INVELTYS to be eligible for patent term extension due to this limitation. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be able to seek or be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

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

Our commercial success depends upon our ability to develop, manufacture, market, and sell EYSUVIS, INVELTYS and our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is a considerable amount of intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, infringement litigation claims regarding our products, product candidates and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties. Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference, or derivation proceedings before the U.S. Patent and Trademark Office or foreign patent offices.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase as our product candidates commence commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our products or product candidates and their uses. Thus, we do not know with certainty that EYSUVIS, INVELTYS or any of our product candidates or our development and commercialization thereof, do not and will not infringe or otherwise violate any third-party’s intellectual property.

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

EYSUVIS, INVELTYS and certain aspects of our AMPPLIFY technology are protected by patents exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

A substantial portion of our patent portfolio is in-licensed. As such, we are a party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to EYSUVIS, INVELTYS and our product candidates and some aspects of our AMPPLIFY technology. While we control patent prosecution of the licensed patent families relating to EYSUVIS and INVELTYS, for the remainder of the patent families subject to our exclusive license agreement with The Johns Hopkins University, or JHU, that relate to our AMPPLIFY technology, JHU retains control of patent prosecution. Our rights with respect to in-licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated. We are likely to enter into additional license agreements to in-licensed patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our products or product candidates could be materially harmed.

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

Our license agreement with JHU, under which we license certain of our patent rights and a significant portion of the technology for EYSUVIS, INVELTYS and our product candidates imposes royalty and other financial obligations on us and other substantial performance obligations. We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or product candidate that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of our products or product candidates. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.

On August 22, 2018, we received approval from the FDA to market INVELTYS in the United States, which was our first product candidate to receive marketing approval, and on October 26, 2020, we received approval from the FDA to market EYSUVIS in the United States. We have not received approval to market any other product candidate from regulatory authorities in any jurisdiction. We may never generate the necessary data or results required to obtain regulatory approval of any other products with the market potential sufficient to enable us to achieve profitability. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals and have relied on, and expect to continue to rely on, third-party consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that any product candidate that we develop is not effective, is only moderately effective, is not safe or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidate that we develop, the commercial prospects for such product candidate may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell EYSUVIS, INVELTYS or our product candidates in the European Union and many other jurisdictions, we or our potential third-party collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. Our Phase 3 clinical trials of EYSUVIS, INVELTYS or any product candidate may not be sufficient to support an application for marketing approval outside the United States.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). The Prime Minister of the United Kingdom has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. Negotiations between the United Kingdom and the European Union towards a trade agreement have been progressing, but latterly have been subject to late negotiation brinkmanship. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for EYSUVIS, INVELTYS or our product candidates, which could significantly and materially harm our business.

The terms of approvals, ongoing regulations and post-marketing restrictions for our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any potential collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for EYSUVIS, INVELTYS or for any of our products for which we obtain marketing approval. Promotional communications with respect to drug products and medical devices are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we are limited to promoting EYSUVIS and INVELTYS in accordance with their approved labels and the accompanying label may limit the approved use of any other product for which we obtain marketing approval, which could limit sales of such product.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, and whether such government regulation could impact our business and industry. For example, a number of Executive Orders have been issued that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency must identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order included a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. More recently, on October 9, 2019, another executive order was issued to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. We cannot predict whether these Executive Orders will be canceled or repealed or whether there will be new government regulations that may arise from future legislation or administrative or executive action, that could prevent, limit or delay regulatory approval of our product candidates.

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

Healthcare providers, clinicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription and use of EYSUVIS and INVELTYS, and will play a primary role in the recommendation and prescription and use of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute EYSUVIS and INVELTYS and any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize EYSUVIS, INVELTYS or any product candidate for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and have been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was enacted on March 27, 2020, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for EYSUVIS, INVELTYS and for any of our product candidates for which we may obtain regulatory approval or the frequency with which EYSUVIS, INVELTYS or any product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for EYSUVIS, INVELTYS or any other approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

The Trump Administration has taken executive actions to undermine or delay implementation of the ACA. President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, however, the United States Supreme Court reversed the federal circuit decision upholding Congress' denial of such risk corridor funding.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 3, 2020, the U.S. Supreme Court agreed to hear the case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument in the case is scheduled for November 10, 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. Finally, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our products and product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements with respect to EYSUVIS, INVELTYS or any other product candidate for which we obtain approval.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in

Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. The current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. More recently, President Trump issued five executive orders that are intended to lower the costs of prescription drug products.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed into law the 2017 Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years ending after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the 2017 Tax Act. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

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

We have experienced and expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing and distribution. For example, we plan to increase, pending the status of the COVID-19 pandemic, our sales force from 56 sales representatives to approximately 90 sales representatives and from seven regional sales leaders to 14 regional sales leaders during the fourth quarter of 2020 and then to approximately 125 sales representatives in 2021. To manage our recent, planned and potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and may further expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such growth, we may not be able to effectively manage our recently expanded operations, planned sales force expansion or any future expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Furthermore, operational and other restrictions related to COVID-19 may further hamper our ability to grow as needed, including our planned sales force expansion, and/or to manage our growth. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of September 30, 2020, our executive officers and directors and principal stockholders in the aggregate, owned shares representing approximately 39.50% of our capital stock, based on the most recent institutional shareholder ownership filings with the SEC. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

●	our success in commercializing INVELTYS, EYSUVIS and other product candidates;
●	results of clinical trials of any of our product candidates;
●	results of clinical trials of product candidates of our competitors;
●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel;
●	the level of expenses related to the commercialization of EYSUVIS, INVELTYS and clinical development programs for any of our product candidates;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we fail to successfully commercialize EYSUVIS, INVELTYS or our product candidates. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

Sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 4, 2020, we had outstanding 56,075,211 shares of common stock. Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs relative to prior years and will make some activities more time-consuming and costly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On July 15, 2020, we granted stock options to six new employees to purchase 21,800 shares of our common stock at an exercise price of $11.07 per share and on September 15, 2020, we granted stock options to one new employee to purchase 7,000 shares of our common stock at an exercise price of $8.05 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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

KALA PHARMACEUTICALS, INC.

Dated: November 5, 2020	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 5, 2020	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)