Form 10-K
period 2020-12-31
Kala Pharmaceuticals, Inc.
filed 2021-02-25
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒¨
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $411.8 million, based on the closing price of the registrant’s common stock on June 30, 2020.

There were 61,552,352 shares of Common Stock ($0.001 par value) outstanding as of February 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

References to Kala

Throughout this Annual Report on Form 10-K, the “Company,” “Kala”, “Kala Pharmaceuticals,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Kala Pharmaceuticals, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Kala Pharmaceuticals, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “should,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our commercialization efforts for EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25% and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%;
●	our development efforts for our product candidates and our ability to discover and develop new programs and product candidates;
●	our estimates regarding potential future revenue from sales of EYSUVIS and INVELTYS;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for EYSUVIS and INVELTYS;
●	our ability to maintain regulatory approvals for EYSUVIS and INVELTYS;
●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand and anticipated revenue from product sales;
●	the potential advantages of EYSUVIS, INVELTYS and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our estimates regarding the potential market opportunity for EYSUVIS, INVELTYS and our product candidates;
●	the timing of and our ability to submit applications for our product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;

●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	the impact of COVID-19 on our business and operations; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by us and third parties as well as our estimates of potential market opportunities. Industry publications, third-party and our own research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for EYSUVIS, INVELTYS and our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Risks Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of December 31, 2020, we had an accumulated deficit of $399.8 million.
●	We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

●	The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, could impact the launch and commercialization of EYSUVIS and may continue to adversely affect our business, results of operations and financial condition.
●	EYSUVIS, INVELTYS or any of our product candidates that receive marketing approval may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	Even if we are able to successfully commercialize EYSUVIS, INVELTYS or any product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
●	If we are unable to maintain our sales, marketing and distribution capabilities, establish additional capabilities if and when necessary, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing EYSUVIS, INVELTYS or any of our product candidates that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our product candidates will, if approved, also compete with existing branded, generic and off-label products.
●	We are dependent on the success of EYSUVIS, INVELTYS, and any product candidate for which we receive marketing approval. If we are unable to successfully commercialize our products and product candidates, our business will be materially harmed.
●	We contract with third parties for the manufacture of EYSUVIS and INVELTYS and plan to contract with third parties for clinical and commercial supply of any future product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	We may be unable to obtain and maintain patent protection for our technology, products and product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be impaired.
●	EYSUVIS, INVELTYS and certain aspects of our AMPPLIFY technology are protected by patents exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed. If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.
●	The terms of approvals, ongoing regulations and post-marketing restrictions for our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.
●	Recently enacted and future legislation may affect our ability to commercialize and the prices we obtain for any products that are approved in the United States or foreign jurisdictions.

Part I

Item 1.       BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. We have worldwide rights to a portfolio of innovative products and product candidates that include two marketed therapies utilizing our proprietary mucus penetrating particle, or MPP, drug delivery technology, which we refer to as our AMPPLIFY® technology, to address medical needs for the front of the eye, and a pipeline of proprietary new chemical entities, or NCEs, targeted to address front and back of the eye diseases.

Our two marketed products are EYSUVIS™ (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products apply our AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications. The AMPPLIFY technology uses selectively-sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus.

EYSUVIS is the first and only FDA-approved prescription product with an indication for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. The U.S. Food and Drug Administration, or FDA, approved EYSUVIS in October 2020 based on results from four clinical trials, including three Phase 3 clinical trials and one Phase 2 clinical trial, which demonstrated significant improvements in both the signs and symptoms of dry eye disease. Specifically, statistical significance was achieved after two weeks of dosing for the sign endpoint of conjunctival hyperemia in all three Phase 3 clinical trials. Statistical significance was observed in two of the three Phase 3 clinical trials for the symptom endpoints of ocular discomfort severity in both the overall intent-to-treat, or ITT, population and in a predefined subgroup of ITT patients with more severe ocular discomfort at baseline. EYSUVIS was well-tolerated across the four trials, with adverse events and intraocular pressure, or IOP, increases comparable to that observed with vehicle. We believe that EYSUVIS’ broad mechanism of action, rapid onset of relief of both signs and symptoms, favorable tolerability profile and potential to be complementary to existing therapies, will result in a favorable profile for the management of dry eye flares and other dry eye associated conditions that would benefit from short-term treatment of dry eye signs and symptoms. We further believe that these features of EYSUVIS may be attractive to prescribing clinicians and EYSUVIS could become the preferred first-line prescription therapy for the short-term treatment of the signs and symptoms of dry eye disease, including the treatment of dry eye flares that affect the vast majority of dry eye patients. We commenced full promotional launch of EYSUVIS in January 2021.

INVELTYS is the first and only FDA-approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post-operative inflammation and pain following ocular surgery. In clinical trials, INVELTYS showed statistical significance in the primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication compared to placebo and complete resolution of pain at day eight maintained through day 15 with no need for rescue medications compared to placebo. The FDA approved INVELTYS in August 2018, and we commercially launched the product in January 2019.

We are also progressing our pipeline of proprietary preclinical development programs targeted to address front and back of the eye diseases. These preclinical development programs, all of which are NCEs, include our receptor Tyrosine Kinase Inhibitor program, or rTKI, that is designed to inhibit the vascular endothelial growth factor pathway, for the treatment of retinal diseases, including wet age-related macular degeneration, or Wet AMD; our selective glucocorticoid receptor modulators, or SEGRMs, which are a novel class of therapies designed to modify the downstream activity of the receptors to exhibit the anti-inflammatory and immunomodulatory properties of the corticosteroid class of therapies without their associated side effects; and our novel surface targeting steroid, or STS, designed to target the ocular surface and thus have the potential to have fewer side effects compared to traditional topical steroids. We own all intellectual property and worldwide rights to these pipeline preclinical development programs.

We have retained worldwide commercial rights for EYSUVIS, INVELTYS and our preclinical development programs. Starting with FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which now includes 91 territory sales managers, or TSMs, 14 regional sales leaders, or RSLs, two area sales leaders, or ASLs, and three directors of national accounts, or DNAs. In 2021, we plan to increase our sales force from 91 TSMs to approximately 125 TSMs, pending the status of the COVID-19 pandemic. Our sales representatives promote both EYSUVIS and INVELTYS. We expect to commercialize in the United States any of our product candidates that receive marketing approval as well. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, including the European Union, or EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

We own and/or exclusively license patents relating to EYSUVIS, INVELTYS, our preclinical development programs and our AMPPLIFY technology, including U.S. and foreign issued patents and pending patent applications. The expiration dates of issued U.S. and ex-U.S. patents covering EYSUVIS and INVELTYS are in 2033. The expiration dates of issued U.S. and ex-U.S. patents relating to our AMPPLIFY technology are in 2025 through 2036.

The following table describes our marketed products and the stage of each of our current preclinical development programs:

Our Products

EYSUVIS for Dry Eye Disease

Dry eye disease is a chronic, episodic, multifactorial disease affecting the tears and ocular surface that can result in tear film instability, inflammation, discomfort, visual disturbance and ocular surface damage. Dry eye disease can have a significant impact on quality of life and can potentially cause long-term damage to the ocular surface. Due to the impact of dry eye disease on tear film dynamics, the condition can affect performance of common vision-related activities such as reading, using a computer and driving, and can lead to complications associated with visual impairment. In addition, the vast majority of dry eye patients experience acute exacerbations of their symptoms, which are commonly referred to as flares, at various times throughout the year. These flares can be triggered by numerous factors, including exposure to allergens, pollution, wind and low humidity, intense visual concentration such as watching television and working at a computer, hormonal changes, contact lens wear, smoking and sleep deprivation, which cause ocular surface inflammation and impact tear production and/or tear film stability.

We estimate dry eye disease affects approximately 38 million people in the United States based on an estimated dry eye disease prevalence of 14.5% described below and applied to the population of the United States over 20 years old. Based on third-party academic research, we believe dry eye disease results in approximately $55 billion in direct and indirect costs in the United States each year, of which approximately $3.8 billion are direct medical costs. The exact prevalence of dry eye disease is unknown due to the difficulty in defining the disease and the lack of a single diagnostic test to confirm its presence. The Beaver Dam Offspring Study, a major epidemiological study published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, dry eye disease was self-reported by 14.5% of the patients. The prevalence of dry eye disease increases with age, and we expect that the number of dry eye disease cases will increase as the U.S. population continues to age. Epidemiology and market research commissioned by us indicate that there are an estimated 17.2 million patients with a diagnosis of dry eye disease in the United States. We also commissioned three surveys of 503, 297 and 500 dry eye disease patients, which we refer to as our patient surveys, in 2017, 2018 and 2020, respectively. The patient surveys included a representative set of dry eye patients based on demographics and disease characteristics, such as age, sex and therapeutic history. The patients represented a broad range of dry eye disease severity. Based upon our review of the patient surveys as well as a 2020 independent study of 774 dry eye sufferers, we believe dry eye disease is a burdensome disease that has a significant impact on the quality of life of patients with dry eye disease.

The most commonly used treatments for dry eye disease in the United States are over-the-counter eye drops, often referred to as “artificial tears,” and three prescription pharmaceutical products, Restasis®, CequaTM and Xiidra®. Artificial tears are intended to be palliative in nature to supplement insufficient tear production or improve tear film instability, but do not treat the underlying inflammation in dry eye disease. Restasis and Cequa increase tear production and Xiidra treats the signs and symptoms of dry eye disease, however, Restasis, Cequa and Xiidra are typically used chronically for dry eye patients who have continuous symptoms. As each of Restasis, Cequa and Xiidra have a relatively long onset of action, they are not generally used for the short-term treatment of episodic dry eye flares. We believe there is a larger proportion of dry eye patients whose symptoms are primarily episodic as opposed to chronic, and for whom a chronic therapy is not necessary. For these patients, we believe an FDA-approved, acute, short-term therapy can address a significant unmet need. For example, our patient surveys and the independent study of 774 dry eye suffers indicate that approximately 75% to 90% of surveyed patients experience dry eye flares, with flares lasting on average approximately four days and occurring approximately six times per year. These results are also consistent with a multi-sponsored Gallup Poll survey indicating that dry eye patients suffer on average five to six flares per year lasting on average four days. In addition, according to our patient surveys, the most common reason given by patients for discontinuing the two leading branded dry eye treatments were insufficient efficacy, side effects and product price.

We developed EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease, utilizing a two-week course of therapy administered four times a day. We believe that EYSUVIS’ broad mechanism of action, rapid onset of relief of both signs and symptoms, favorable tolerability profile and potential to be complementary to existing therapies, offers a favorable profile for the management of dry eye flares and other dry eye associated conditions that would benefit from temporary relief of dry eye signs and symptoms. We further believe that these features of EYSUVIS may be attractive to prescribing clinicians and that EYSUVIS could become the preferred first-line prescription therapy for the short-term treatment of the signs and symptoms of dry eye disease, including the treatment of dry eye flares that affect the vast majority of dry eye patients. In our 2020 survey of 201 eye care professionals, or ECPs, nearly all, 99%, reported that their dry eye disease patients experience flares, but many underestimated the actual number of patients with flares. This survey also revealed that interest in prescribing a product with the EYSUVIS profile was high among the surveyed ECPs.

The FDA approved EYSUVIS based on results from four clinical trials, including three Phase 3 clinical trials and one Phase 2 clinical trial, which demonstrated significant improvements in both the signs and symptoms of dry eye disease. Specifically, statistical significance was achieved after two weeks of dosing for the sign endpoint of conjunctival hyperemia in all three Phase 3 clinical trials. Statistical significance was observed in two of the three Phase 3 clinical trials for the symptom endpoints of ocular discomfort severity in both the ITT population and in a predefined subgroup of ITT patients with more severe ocular discomfort at baseline. EYSUVIS was well-tolerated across the four trials, with adverse events and interocular pressure, or IOP, increases comparable to that observed with vehicle.

INVELTYS for Post-Operative Inflammation and Pain

Ocular inflammation and pain are common complications following ocular surgery. According to Marketscope, a third-party provider of market data, in 2019 there were approximately 8.6 million ocular surgeries in the United States. Tissue damage caused by ocular surgery leads to the production of prostaglandins, lipids that aid in recovery at the site of an injury, and an increase in blood flow to the affected area, which contribute to inflammation. The standard of care for post-operative inflammation and pain includes anti-inflammatory drugs such as corticosteroids, which improve patient comfort and accelerate recovery through disruption of the inflammatory cascade.

INVELTYS received FDA approval in August 2018 for the treatment of post-surgical inflammation and pain following all ocular surgery, and was commercially launched in the United States in January 2019. INVELTYS is the first and only post-operative ocular steroid shown effective and FDA approved for twice-a-day, or BID, dosing, has the highest concentration (1%) of LE on the market in the United States and is formulated with our AMPPLIFY technology, which enables INVELTYS to deliver 3.75x more drug to the target ocular tissue compared to an active comparator. We believe INVELTYS offers advantages over existing post-surgical treatment options due to its AMPPLIFY technology and being the first and only topical twice daily dosing, two-week course of treatment and safety data, including low incidence of reported IOP spikes, and efficacy data from our clinical trials.

In each of the two Phase 3 clinical trials of INVELTYS in patients who had undergone cataract surgery, administration of INVELTYS two times a day for 14 days achieved statistical significance for both primary efficacy endpoints of complete resolution of inflammation at day eight maintained through day 15 with no need for rescue medication and complete resolution of pain at day eight maintained through day 15 with no need for rescue medication. In each of these trials, INVELTYS was well tolerated with similar increases in IOP, a common side effect of steroids, compared to placebo and with no treatment-related significant adverse events observed during the course of either trial.

Our Preclinical Development Programs

We are progressing a pipeline of proprietary NCE development programs targeted to address front and back of the eye diseases, including our rTKI program, SEGRM program and STS program.

rTKI Program for Retinal Diseases (KPI-285/KPI-286)

The vascular endothelial growth factor, or VEGF, pathway plays a critical role in the formation of new blood vessels and increased permeability, two pathological processes that contribute to the vision loss associated with certain retinal diseases. These retinal diseases include Wet AMD, which involves either the leakage of existing blood vessels or the proliferation of poorly formed and leaky blood vessels at the back of the eye. These eye diseases can significantly reduce vision and eventually lead to blindness.

We have developed several novel, potent, selective rTKIs, including K0066, which can inhibit the VEGF pathway. We are assessing K0066 in two formulations, topical (KPI-285) and injectable depot (KPI-286) for the treatment of various retinal diseases. In preclinical rabbit studies, topical administration of KPI-285 achieved concentrations in tissues in the back of the eye well above the concentrations required for in vitro inhibition of 50% of the VEGF receptor kinase activity. We are exploring a depot formulation (KPI-286) that could provide extended release of the kinase inhibitor to the back of the eye, which would potentially reduce the need for frequent IVT injections.

SEGRM Program

Activation of the glucocorticoid receptor, or GR, can result in regulation of gene expression along both the transactivation, or TA, and transrepression, or TR, pathways. There is considerable third-party scientific evidence that the TR pathway alone is likely sufficient for anti-inflammatory and immunomodulatory activity. Furthermore, we believe the TA pathway is likely responsible for the adverse effects associated with ocular and systemic administration of corticosteroids, including elevated IOP, hypertension, and osteoporosis.

SEGRMs are a novel class of compounds designed to selectively regulate gene expression through the TR pathway while avoiding the TA pathway. As a result, we believe our SEGRM program has the potential for anti-inflammatory and immunomodulatory activity comparable to corticosteroids without their associated side effects. Our SEGRM program is currently in the lead optimization stage, and we are aiming to identify a development candidate for the program by the end of 2021.

Surface Targeted Steroid Program (KPI-333)

Although corticosteroids are potent inhibitors of ocular surface inflammation, long-term use is limited due to potential significant adverse effects, including elevated IOP and cataract formation. These adverse events are mediated by steroid exposure to the aqueous humor, trabecular meshwork and lens. A topical steroid that targets the ocular surface only could overcome the safety issues associated with long-term use of steroids.

We are developing KPI-333, an NCE, as a topical steroid that targets the ocular surface. In our preclinical animal studies, KPI-333 shows excellent efficacy without raising IOP. Based on this data, we believe KPI-333 may have the potential to address the significant unmet need for an effective chronic treatment of ocular surface inflammation associated with diseases such as dry eye.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies primarily for diseases of the front and back of the eye. Key elements of our strategy include:

●	Successfully launch, and maximize the commercial potential of, EYSUVIS for the short-term treatment of dry eye disease. EYSUVIS is the first and only FDA-approved prescription product with an indication for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. EYSUVIS was approved in October 2020, and we commenced a full promotional launch in January 2021. We estimate that approximately 17.2 million people in the United States have been diagnosed with dry eye disease. We believe that EYSUVIS’ broad mechanism of action, rapid onset of relief of both signs and symptoms, favorable tolerability profile and potential to be complementary to existing therapies, offers a favorable profile for the management dry eye associated conditions that would benefit from short-term treatment. We further believe that EYSUVIS could become the preferred first-line prescription therapy for treating dry eye flares, which affect the vast majority of dry eye patients. We plan to commercialize EYSUVIS with our specialty sales force which includes 91 TSMs, 14 RSLs, two ASLs and three DNAs. In 2021, we plan to increase our sales force from 91 TSMs to approximately 125 TSMs, pending the status of the COVID-19 pandemic.
●	Maximize the commercial potential of INVELTYS for post-operative inflammation and pain. INVELTYS is the first and only FDA approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post-operative inflammation and pain following ocular surgery. Other approved topical ocular corticosteroid products for this indication are dosed three or four times a day. In January 2019, we began to commercialize INVELTYS in the United States with our own focused, specialty sales force, which promotes both EYSUVIS and INVELTYS.

●	Advance our pipeline of preclinical development programs. We are also progressing our pipeline of proprietary preclinical development programs targeting front and back of the eye diseases. These programs, all of which contain NCEs, include our rTKI compounds that inhibit the VEGF pathway, for the treatment of retinal diseases, including Wet AMD, our SEGRMs, which are a novel class of therapies designed to modify the downstream activity of the receptors to exhibit the anti-inflammatory and immunomodulatory properties without side effects associated with corticosteroids, and our novel surface targeting steroid designed to target the ocular surface and thus have the potential to have fewer side effects compared to traditional topical steroids. We own all intellectual property and worldwide rights to these preclinical development programs. Prior to initiating IND-enabling studies, we may consider potential collaborative partnership opportunities to advance product candidates we develop, including through these programs. We may also evaluate additional opportunities to address significant unmet medical needs by leveraging our proprietary AMPPLIFY technology.
●	Business development through selective acquisitions and licensing. We plan to pursue value-driven business development opportunities as they arise in order to enhance our business and product pipeline through strategically acquiring clinical or commercial-ready product candidates or approved revenue-generating products with growth potential, particularly in the ophthalmic area. We will also continue to assess the addition of other specialty therapeutic areas through both product/portfolio acquisitions or other business development activity with a similar focus on opportunities that we anticipate are or will become revenue generating and accretive.

Our AMPPLIFY Technology

Opportunities in Drug Delivery across Eye and other Mucosal Barriers

The body is surrounded by boundary tissues that play the important physiological role of preventing foreign bodies from penetrating into the body. The mucus that coats these tissues, the eyes, lung, cervical/vaginal tract and gastrointestinal tract, for example, serves as a protective barrier to trap and eliminate particulate matter, such as viruses, bacteria and allergens, before these agents can enter the underlying tissues and cause infections or elicit reactions. However, in playing this pivotal role of protection, mucus can also hinder medical treatments by limiting the penetration of medications to mucus-protected tissues, thereby reducing their therapeutic effect.

Mucus also makes it difficult to treat many ophthalmic diseases. The body can rapidly eliminate drugs delivered to the eye via the tear film protecting the surface of the eye, which can significantly limit the effectiveness of these drugs. This is the case both for drugs designed to treat conditions in the front of the eye, such as dry eye disease and post-operative inflammation and pain, as well as for drugs designed to treat conditions in the back of the eye, such as retinal diseases. We believe that our proprietary MPP technology, which we refer to as our AMPPLIFY technology, has the potential to address this clear unmet medical need for more efficient delivery of drugs. Our AMPPLIFY technology may have applications to other areas of the body that are protected by mucus, such as the lung, cervical/vaginal tract and gastrointestinal tract. We have demonstrated in preclinical studies that AMPPLIFY technology can be used to increase mucus penetration of over 15 classes of drugs.

MPP Technology

Our MPPs are selectively-sized nanoparticles, with average diameters of approximately 330 nanometers, and have non-covalent proprietary coatings. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We believe this enables enhanced efficacy at equal or lower doses as well as less frequent dosing for improved patient convenience and compliance.

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

Source:    Laura M. Ensign et al., Mucus-Penetrating Nanoparticles for Vaginal Drug Delivery Protect Against Herpes Simplex Virus, Science Translational Medicine, June 14, 2012.

Also, for ophthalmic applications, while a significant portion of conventionally formulated ophthalmic drugs are rapidly eliminated via the tear film, we have shown that our MPPs are capable of achieving higher concentration on the surface of the eye, thereby enabling the active drug substance to reach cells in the underlying ocular tissue at higher levels.

The graphic below illustrates the ability of our MPP drug nanoparticles to penetrate the tear and membrane-bound mucins to reach the ocular surface, as compared to conventional, non-coated particles, which adhere to the mucins in the tear film and are cleared with the tears through blinking.

This graphic is included for illustrative purposes only and is not intended to provide a complete representation of the way in which our MPP drug nanoparticles interact with the ocular surface.

Our primary focus is to leverage our MPP technology, to enhance delivery of drugs into the eye. In preclinical studies, KPI-121 demonstrated favorable pharmacokinetic characteristics and increased drug penetration into ocular tissues as compared to a branded form of LE. In a preclinical study of ocular inflammation in rabbits, KPI-121 0.5% administered four times a day, or QID, showed a larger reduction of inflammation as compared to a branded form of LE 0.5% given QID, as measured by the mean aqueous humor cell counts after intravitreal injection of lipopolysaccharide. We also administered either 0.4% KPI-121 or 0.5% branded LE to the eyes of two groups of rabbits. As illustrated in the line graph below, the concentrations of LE in aqueous humor, a transparent gelatinous fluid that fills the anterior and posterior chambers between the lens and the cornea, of the rabbit eyes treated with KPI-121 were more than three times higher than the rabbit eyes treated with branded LE 30 minutes after dosing, at a 20% lower concentration.

LE in Aqueous Humor

We administered KPI-121 0.5%, LE suspension 0.5%, or 0.5% of an LE non-MPP nanoparticle, to the eyes of three groups of rabbits and measured the amount of LE that was delivered to the cornea. The non-MPP nanoparticle was similar in size to our MPP nanoparticles but lacked the proprietary surface coating used in our MPP nanoparticles. As illustrated in the line graph below, concentrations of LE in the cornea of the rabbit eyes treated with KPI-121 were more than three times higher than the concentrations in rabbits treated with branded LE between 20 and 40 minutes after dosing. In addition, the rabbit eyes treated with the non-MPP nanoparticles had concentrations of LE similar to that in the rabbit eyes treated with branded LE and did not display the improved drug bioavailability properties observed with KPI-121. We believe these results highlight the importance of our proprietary MPP technology and show that KPI-121’s improved pharmacokinetic profile has the potential to reduce the dosing strength and/or frequency of administration of LE with KPI-121 as compared to LE suspension 0.5%.

LE in Cornea

We also have demonstrated the potential of our MPP nanoparticles to increase the mucus penetration of over fifteen classes of drugs. While our primary focus is in ophthalmology, in preclinical studies, our MPP technology has been effective in delivering drugs to the lungs, cervical/vaginal tract, gastrointestinal tract and other mucus-protected tissues. We have the ability to vary the rate of drug release as appropriate for the targeted disease state and tissue. As a result, drugs can be delivered either in rapid release formulations or as sustained release formulations that slowly release drug over a time period that ranges from hours to days.

Eye Disease

The human eye is often segmented into two sections—the front and back of the eye. The front of the eye consists of tissues and structures responsible for the protection and maintenance of the eye (including the cornea, conjunctiva and tear film), for providing nutrition to the various tissues of the eye (aqueous humor) and for facilitating the optimal transfer and focusing of light to the retina (including the cornea, iris and lens). Front-of-the-eye diseases include ocular inflammation, dry eye disease, infection, allergy and refractive disorders. Clinicians typically treat diseases that affect the front of the eye with topically applied eye drops. A major limitation of these treatments is that the eye rapidly eliminates topically applied medications via the tear film, limiting the penetration of drugs into the ocular tissue.

The back of the eye contains the retina, which is the light sensing layer of tissue, the choroid, which is a key vascular layer of the eye, the vitreous humor, which is a transparent gel that fills the vitreous chamber between the lens and the retina, and the optic nerve, which transmits visual information from the retina to the brain. Common retinal diseases include AMD, Diabetic Retinopathy, or DR, Diabetic Macular Edema, or DME, and Retinal Vein Occlusion, or RVO. These diseases frequently result in damage to the vasculature of the eye, leading to poor function and/or leaking of existing vessels and often leading to proliferation of new, abnormal and leaky blood vessels in the back of the eye. These conditions can lead to retinal damage, scarring and irreversible loss of vision. The most common treatments for these diseases involve administration of biologic agents that block the VEGF pathway and prevent or retard the blood vessel leakage and/or proliferation. Unfortunately, clinicians must inject these biologic agents directly into the vitreous of the eye via frequent intravitreal injections, or IVTs, to maintain vision. An effective therapeutic to treat retinal diseases with improved dosing regimen would bring significant benefits to patients.

Our Products

EYSUVIS for Dry Eye Disease

Dry Eye Disease Overview

Dry eye disease is a chronic, episodic, multifactorial disease affecting the tears and ocular surface that can result in tear film instability, inflammation, discomfort, visual disturbance and ocular surface damage. While the precise cause of dry eye disease is not fully understood, it often involves impairment of the lacrimal unit, which consists of the lacrimal glands, ocular surface and the sensory and motor nerves that connect them, and has a significant inflammatory component. There is significant published research that suggests that inflammation plays a major role in the development of dry eye disease. Dry eye disease can have a significant impact on quality of life and can potentially cause long-term damage to the ocular surface. Due to the impact of dry eye disease on tear film dynamics, the condition can affect performance of common vision-related activities such as reading, using a computer and driving, and can lead to complications associated with visual impairment. Dry eye disease is commonly treated by ophthalmologists and optometrists.

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

We estimate dry eye disease affects approximately 38 million people in the United States. Based on third-party academic research, we believe dry eye disease results in approximately $55 billion in direct and indirect costs in the United States each year, of which approximately $3.8 billion are direct medical costs. The exact prevalence of dry eye disease is unknown due to the difficulty in defining the disease and the lack of a single diagnostic test to confirm its presence. The Beaver Dam Offspring Study, a major epidemiological study published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, dry eye disease was self-reported by 14.5% of the patients. The prevalence of dry eye disease increases with age, and we expect that the number of dry eye disease cases will increase as the U.S. population continues to age. Epidemiology and market research commissioned by us indicate that there are an estimated 17.2 million patients with a diagnosis of dry eye disease in the United States. The vast majority of dry eye patients experience acute exacerbations of their symptoms, which are commonly referred to as flares, at various times throughout the year.

The most commonly used treatments for dry eye disease in the United States are over-the-counter eye drops, often referred to as “artificial tears,” and three prescription pharmaceutical products, Restasis, Xiidra and Cequa. Artificial tears are palliative in nature and intended to supplement insufficient tear production or improve tear film instability, but do not treat the underlying inflammation in dry eye disease. Restasis and Cequa both increase tear production and Xiidra treats the signs and symptoms of dry eye disease, however, Restasis, Cequa and Xiidra are typically used chronically for dry eye patients who have continuous symptoms. As each of Restasis, Cequa and Xiidra have a relatively long onset of action, they are not generally used for the short-term treatment of episodic dry eye flares. We believe there is a larger proportion of dry eye patients whose symptoms are primarily episodic as opposed to chronic, and for whom a chronic therapy is not necessary and EYSUVIS, an FDA-approved therapy for short-term use, can address a significant unmet need.

Limitations of Existing Treatments for Dry Eye Disease

Initial treatment for dry eye disease in the United States frequently consists of over-the-counter artificial tear/lubricating eye drops. Most over-the-counter artificial tears are palliative and typically provide only short term or temporary relief by lubricating the eyes and helping to maintain moisture on the outer surface of the eye. These products do not treat the underlying inflammatory components of dry eye disease.

In addition to over-the-counter artificial tears, Restasis, Xiidra and Cequa are sometimes prescribed as a chronic therapy for the treatment of dry eye disease. We believe that less than 15% of patients diagnosed with dry eye disease in the United States use a chronic therapy to treat their disease. Restasis and Cequa are topically applied, ophthalmic formulation of the immuno-suppressant cyclosporine. Restasis and Cequa are not approved for the treatment of the signs and symptoms of dry eye disease, but rather for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with dry eye disease. Restasis frequently causes burning upon instillation, and, according to the package insert, 17% of patients in clinical trials of Restasis reported ocular burning upon instillation. Cequa frequently causes pain upon instillation, and, according to the package insert, 22% of patients in clinical trials of Cequa reported pain upon instillation of drops. Xiidra is a topically applied ophthalmic formulation of lifitegrast, a small molecule LF1a antagonist, which was approved by the FDA in July 2016 for the treatment of the signs and symptoms of dry eye disease and was commercially launched in the United States in August 2016. Xiidra, like Restasis and Cequa, is typically used chronically. Due to each of Restasis, Cequa and Xiidra having a relatively long onset of action, they are not generally used for the short-term treatment of dry eye flares.

EYSUVIS Opportunity in Dry Eye Disease

We believe that EYSUVIS has a favorable profile for the management of dry eye disease flares, including the following attributes:

●	Broad mechanism of action. LE is a corticosteroid. Corticosteroids are known for their broad anti-inflammatory properties.
●	Rapid onset of relief. In our Phase 2 and Phase 3 clinical trials, patients treated with EYSUVIS reported reductions in ocular discomfort within days of initiation of treatment.
●Favorable safety and tolerability profile. LE is one of the safest topical ocular steroids available due to its unique pharmacokinetics. LE was designed to be metabolized after exerting its anti-inflammatory action in the eye. The metabolism of LE to inactive metabolites reduces exposure of the trabecular meshwork, an area of tissue located in the anterior chamber that is responsible for draining the aqueous humor from the eye, to active steroid, thus reducing the risk of an increase in IOP relative to other steroids. EYSUVIS was well-tolerated across four clinical trials, with adverse events and IOP increases comparable to that observed with vehicle.
●	Specifically targeting relief of episodic dry eye flares. The mechanism of action and rapid onset of relief of EYSUVIS in dry eye disease is distinct from that of artificial tears and chronic therapies like Restasis, Cequa and Xiidra. Therefore, we expect it to be used as a stand-alone short course therapy to provide rapid relief of dry eye flares by improving ocular discomfort (a dry eye symptom) and reducing ocular redness (a dry eye sign).
●Potentially complementary to existing therapies. We believe that patients on chronic therapies also experience dry eye flares and could potentially benefit from using EYSUVIS in addition to their maintenance therapy.

We believe that these attributes make EYSUVIS attractive to prescribing clinicians for treating patients that suffer from dry eye flares.

EYSUVIS Clinical Development Program

EYSUVIS was evaluated in four clinical trials. In January 2018, we announced topline results from two completed Phase 3 clinical trials, which we refer to as STRIDE 1 and STRIDE 2 (STRIDE - Short Term Relief In Dry Eye), evaluating the safety and efficacy of EYSUVIS versus vehicle (placebo) in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia and the primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in the intent to treat, or ITT, population; in addition, statistical significance was also achieved in STRIDE 1 for a second pre-specified primary symptom endpoint of ocular discomfort severity change from baseline to day 15 in patients with more severe baseline ocular discomfort.  In STRIDE 2, statistical significance was achieved for the primary sign endpoint of conjunctival hyperemia, but statistical significance was not achieved for the primary symptom endpoint of ocular discomfort severity. EYSUVIS was generally well tolerated in both STRIDE 1 and STRIDE 2, with no clinically significant treatment-related adverse events observed during the course of either trial, and with elevations in interocular pressure, or IOP, in both trials similar to placebo.

In October 2018, we submitted a New Drug Application, or NDA, to the FDA for EYSUVIS. In August 2019, we announced that we received a complete response letter, or CRL, from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we had initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018. In March 2020, we announced top line results from STRIDE 3, achieving statistical significance the pre-specified primary endpoints of change from baseline to day 15 in ocular discomfort severity in the overall ITT population and in a pre-defined subgroup of patients with more severe baseline ocular discomfort.  In addition, statistical significance was achieved for conjunctival hyperemia at day 15. Consistent with prior clinical experience, EYSUVIS was well-tolerated in STRIDE 3, with adverse events and intraocular pressure increases comparable to vehicle.

The positive results from STRIDE 3 for both signs and symptoms of dry eye disease, along with the positive data from the previous clinical trials of EYSUVIS, served as the basis for our NDA resubmission in April 2020. EYSUVIS received FDA approval for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease in October 2020 utilizing a two-week course of therapy administered four times a day. We commenced our full promotional launch of EYSUVIS in January 2021.

EYSUVIS Customer Concentration

Three customers comprised 10% or more of our revenue attributable to EYSUVIS during the year ended December 31, 2020. These customers comprised 35%, 32% and 29% of our revenue attributable to EYSUVIS, respectively. There were no sales of EYSUVIS during the year ended December 31, 2019.

INVELTYS for Post-Operative Inflammation and Pain

Post-Operative Inflammation and Pain Overview

Ocular inflammation and pain are common complications following ocular surgery. According to Marketscope, in 2019 there were approximately 8.6 million ocular surgeries in the United States. Marketscope also projected that there would be approximately 10.1 million ocular surgeries in the United States in 2024. Commonly performed ocular surgeries include cataract, cornea, refractive, oculoplastic and glaucoma procedures. Tissue damage caused by ocular surgery leads to the production of prostaglandins and increases in blood flow to the affected area, which contribute to inflammation. The standard of care for post-operative inflammation and pain includes anti-inflammatory drugs such as corticosteroids, which improve patient comfort and accelerate recovery through disruption of the inflammatory cascade. Commonly used topical ocular corticosteroid products for the treatment of post-operative inflammation and pain are approved for dosing four times a day. This dosing regimen can be burdensome for patients as they are taking multiple eye drops following surgery, and three or four-times-a-day dosing is believed to reduce patient compliance.

INVELTYS was approved by the FDA on August 22, 2018. INVELTYS is the first and only twice-daily ocular corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery.

Limitations of Treatments for Post-Operative Inflammation and Pain

LE is a unique steroid that was designed to limit side effects, such as increases in IOP and cataract formation, that are associated with other ocular steroids. The first LE containing product, Lotemax®, was approved by the FDA in 1998. Subsequent gel and ointment formulations of Lotemax were approved by the FDA for the treatment of post-operative inflammation and pain following ocular surgery. Durezol® is a topical steroid approved by the FDA for the treatment of inflammation and pain associated with ocular surgery. Durezol eye drops are dosed four times a day for two weeks followed by dose tapering based on patient response.

The most commonly used ocular steroids, including Lotemax products and Durezol, are approved for the treatment of post-operative inflammation and pain with a three or four-times-a-day dosing regimen. This dosing regimen can be burdensome for patients as they are taking multiple eye drops following surgery, and three or four-times-a-day dosing may reduce patient compliance with the prescribed medication. Other than INVELTYS, there is currently no marketed ocular steroid product with an approved twice-a-day dosing regimen.

INVELTYS Opportunity in Post-Operative Inflammation and Pain

We believe that INVELTYS has a favorable profile for the treatment of post-operative inflammation and pain following ocular surgery, including the following attributes:

●	Twice daily dosing. INVELTYS is the first and only twice-daily ocular corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery. All other ocular corticosteroid products for the treatment of post-operative inflammation and pain are approved for dosing three or four times a day. Given the generally accepted view that less frequent dosing leads to higher patient compliance, we believe the ability to achieve a significant reduction in inflammation and pain following surgery with a twice-a-day product is a key differentiating attribute of INVELTYS.
●	Favorable safety and tolerability profile. LE is one of the safest topical ocular steroids available due to its unique pharmacokinetics. LE was designed to be metabolized after exerting its anti-inflammatory action in the eye. The metabolism of LE to inactive metabolites reduces exposure of the trabecular meshwork to the active steroid, thus reducing risk of IOP increase relative to other steroids. In our completed Phase 3 clinical trials, INVELTYS had a tolerability profile comparable to placebo, with no treatment-related serious adverse events observed during the course of either Phase 3 trial.

Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on current prescription trends, anticipated changes in payer coverage, market growth assumptions and physician market research data we have commissioned that examines intent to prescribe. These estimates may be impacted by the current COVID-19 pandemic. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic and the impact on our customers, employees, vendors and government agencies, which is uncertain and cannot be predicted.

INVELTYS Customer Concentration

Three customers comprised 10% or more of our revenue attributable to INVELTYS during the years ended December 31, 2020 and 2019. These customers comprised 40%, 28% and 28% of our revenue, respectively, during the year ended December 31, 2020 and 39%, 33% and 26% of revenue, respectively, during the year ended December 31, 2019.

Preclinical Development Programs

rTKI Program

Retinal Disease

There are a range of retinal diseases and conditions that adversely affect vision.

Age-Related Macular Degeneration (AMD)

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

The most common treatments for retinal diseases involve administration of biologic agents that block the VEGF pathway and prevent or retard the blood vessel leakage and/or proliferation. Unfortunately, clinicians must inject these biologic agents directly into the eye via frequent IVTs to maintain vision. Sales of the two leading IVT biologic agents used to treat eye diseases associated with abnormal blood vessel proliferation, Genentech’s Lucentis ® and Regeneron’s Eylea ®, were $1.7 billion and $4.1 billion, respectively, in the United States in 2018. A new biologic form of Novartis’

Beovu® was approved in October 2019. An effective therapeutic to treat retinal diseases with improved dosing regimen would bring significant benefits to patients.

rTKI Program for the Potential Treatment of Wet AMD, DR, DME and RVO

Through our rTKI program we have developed several novel, potent, selective rTKIs, including K0066, which can inhibit the VEGF pathway. In vitro assays show that K0066 has a sub-nanomolar potency against the VEGF receptor-2 kinase and good selectivity against other growth factor receptor kinases, cell cycle kinases and other off-target receptors. We are assessing K0066 in two formulations, topical (KPI-285) and injectable depot (KPI-286) for the treatment of various retinal diseases.

In preclinical rabbit studies, topical administration of KPI-285 achieved concentrations in tissues in the back of the eye well above the concentrations required for in vitro inhibition of 50% of the VEGF-2 receptor kinase activity. In addition, in a rabbit model of VEGF induced vascular leakage, topically applied KPI-285 reduced leakage to an extent similar to that achieved with an IVT injection of Genentech’s Avastin ®, a recombinant human monoclonal antibody that binds to VEGF. In this model, vascular leakage of fluorescein was induced by IVT injections of VEGF. The extent of fluorescein leakage observed in various treatment groups was scored in a blinded fashion on a scale from 0 to 4, with 0 being no leakage and 4 being heavy leakage. As shown in the photographs below, the magnitude of the effect achieved with topical administration of KPI-285 5.0% was similar to that observed with IVT injection of Avastin.

We believe that an effective therapy with an improved delivery for patients with retinal diseases such as AMD, DR, DME and RVO will be a significant advancement in the treatment of these diseases and could increase patient compliance and reduce treatment burden in patients suffering from these sight threatening diseases.

SEGRM Program

Activation of the glucocorticoid receptor can result in regulation of gene expression along both the transactivation, or TA, and transrepression, or TR, pathways. There is considerable third-party scientific evidence that the TR pathway alone may be sufficient for anti-inflammatory and immunomodulatory activity. Furthermore, we believe the TA pathway is likely responsible for the adverse effects associated with ocular and systemic administration of corticosteroids, including elevated IOP, hypertension, and osteoporosis.

SEGRMs are a novel class of compounds designed to selectively regulate gene expression through the TR pathway while avoiding the TA pathway. As a result, we believe our SEGRM program has the potential for anti-inflammatory activity comparable to corticosteroids without their associated side effects. Our SEGRM program is currently in the lead optimization stage, and we are aiming to identify a development candidate for the program by the end of 2021.

Surface Targeted Steroid Program (KPI-333)

Although corticosteroids are potent inhibitors of ocular surface inflammation, long-term use is limited due to potential significant adverse effects, including elevated IOP and cataract formation. These adverse events are mediated by steroid exposure to the aqueous humor, trabecular meshwork and lens. A topical steroid that targets the ocular surface only could overcome the safety issues associated with long-term use of steroids.

We are developing KPI-333, an NCE, as a topical steroid that targets the ocular surface. In our preclinical animal studies, KPI-333 shows excellent efficacy without raising IOP. Based on this data, we believe KPI-333 may have the potential to address the significant unmet need for an effective chronic treatment of ocular surface inflammation associated with diseases such as dry eye.

Potential Applications of AMPPLIFY Technology in Other Diseases

Mucus limits delivery of conventionally formulated drugs to mucosal tissues such as the lung, cervical/vaginal and gastrointestinal tract. While our primary focus is in ophthalmology, our AMPPLIFY technology has been effective in preclinical studies in enhancing drug delivery to these other tissues. We also have demonstrated in preclinical studies that AMPPLIFY technology can be used to increase mucus penetration of over fifteen classes of drugs.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Our products compete, and any product candidates that we successfully develop and commercialize will compete, with existing therapies and new therapies that may become available in the future.

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

The key competitive factors affecting the success of EYSUVIS, INVELTYS and any product candidates that we develop are the product or product candidate’s efficacy, safety, method of administration, convenience, price, the level of generic competition and the availability of insurance coverage and reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products.

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

Pharmaceutical therapies for dry eye disease include on label prescription drugs, including Restasis®, Xiidra®, and CequaTM, which are the only prescription pharmaceutical products other than EYSUVIS that are approved in the United States for use in patients with dry eye disease; off label prescription drugs, including topical steroid drops and/or other similar products, which are sometimes prescribed for treatment of dry eye disease; and various drugs that are produced by compounding pharmacies. Generic versions of Restasis are expected to become available in the United States in the near future. Restasis and Cequa are both topical cyclosporine formulations that are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular keratoconjunctivitis sicca. Xiidra is a topical anti-inflammatory therapy approved for treatment of the signs and symptoms of dry eye disease.

EYSUVIS is indicated for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, which includes dry eye flares. Any product that is developed for the treatment of the signs and/or symptoms of dry eye disease could directly compete with EYSUVIS. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. These product candidates are being developed by pharmaceutical, biotechnology, specialty pharmaceutical and generic drug companies of various sizes, such as Oyster Point Pharma’s OC-01 nasal spray, for which an NDA was submitted in December 2020 and, if approved, could be launched as early as late 2021, Aldeyra Therapeutics’ reproxalap ophthalmic solution, Novaliq’s CyclAsol and NOV03, which has been licensed to Bausch Health Companies Inc. and others.

Based on publicly available information, we have identified various other product candidates in clinical development for the chronic treatment of dry eye disease in the United States. If any of these product candidates is approved and such product candidate either effectively treats the signs and symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce patient demand for EYSUVIS.

Competition in Inflammation and Pain Following Ocular Surgery

Following ocular surgery, topical steroids are commonly prescribed to manage and prevent complications from post-operative inflammation. Topical steroid drops are the main competition to INVELTYS for the treatment of inflammation and pain following ocular surgery. The current branded market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, the first generic formulation of loteprednol suspension 0.5% (Lotemax suspension) was launched in May 2019 and Durezol lost its patent exclusivity in 2019, which could result in a potential generic launch of this product in the near future.

There are also non-topical formulations of ocular steroids that have been approved and/or marketed. Eyepoint Pharmaceutical launched Dexycu®, an intraocular suspension of dexamethasone for the treatment of post-operative inflammation, in July 2019. Also in July 2019, Ocular Therapeutix launched Dextenza®, an intracanalicular insert of dexamethasone, for the treatment of ocular pain and inflammation following ophthalmic surgery. There are also a number of companies in the United States developing products and therapies in preclinical research and clinical development for the treatment of inflammation and pain following ocular surgery. In addition, there are various formulations of steroids that are produced by compounding pharmacies and that are in drop form or are injected into the eye following ocular surgery.

Competition in Retinal Disease

Several therapies have been developed to block the effects of VEGF by binding to and sequestering the protein. These include Regeneron Pharmaceuticals, Inc.’s Eylea, Genentech, Inc.’s Lucentis and Avastin, and Novatis’ Beovu. Avastin is approved as an anti-cancer agent, but is widely used off-label in ophthalmic diseases. All of these therapies are administered by intravitreal injections and must be regularly dosed for optimal efficacy.

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

There are several wet-AMD product candidates in clinical development, including those being developed by F. Hoffmann-La Roche AG, Kodiak Sciences, GrayBug, and Ocular Therapeutix. There are also a number of preclinical research and clinical development programs being conducted by third parties to develop treatments for retinal diseases. We expect that product candidates currently in clinical development, or that could enter clinical development in the near future, may represent significant competition if approved. These product candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies.

Competition in Ocular Surface Disease

Ocular surface conditions, which include dry eye disease, are currently treated with a variety of therapies, including branded and generic corticosteroids and non-steroidal anti-inflammatory drugs. We are developing KPI-333 as alternative to such therapies for the chronic treatment of ocular surface conditions. Corticosteroids are frequently used for the treatment of anterior segment conditions, including dry eye disease and for the treatment of post-surgical inflammation. Corticosteroids are also frequently used for the treatment of wet-AMD and diabetic eye disease as second line to the anti-VEGF therapies. We are developing our SEGRM program to be an alternative to topical and injected corticosteroids for the treatment of a variety of ocular conditions.

Sales and Marketing

In January 2019, we began commercializing INVELTYS in the United States with our own focused, specialty sales force of 57 TSMs, seven RSLs, and three DNAs. During the fourth quarter of 2020, we expanded our sales force to include 91 TSMs, 14 RSLs, and two ASLs. In 2021, we plan to further increase our sales force from 91 TSMs to approximately 125 TSMs, pending the status of the COVID-19 pandemic. Our sales force promotes EYSUVIS and INVELTYS. We believe our sales team is one of the most experienced in our specialty with our RSLs having an average of 9.1 years ophthalmic experience and 5.4 years sales leadership experience and our 91 TSMs having an average of 7.9 years ophthalmic experience and 14.2 years pharmaceutical sales experience as of December 31, 2020.

We expect to explore commercialization of EYSUVIS and potentially other product candidates in certain markets outside the United States, including the EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Manufacturing

We utilize our substantial in-house expertise and know-how to develop and scale up our manufacturing processes before these processes are transferred to third-party contract manufacturers, and to understand and establish controls of critical process parameters. We also have personnel with deep product development experience who actively manage the third-party contract manufacturers producing EYSUVIS and INVELTYS and plan to use such personnel to manage third-party contract manufacturers for any products that we may develop in the future.

EYSUVIS and INVELTYS are currently manufactured at qualified contract manufacturing facilities in compliance with current good manufacturing practice, or cGMP, regulations. Our third-party manufacturers are subject to FDA inspections from time to time.

We have supply agreements in place with these contract manufacturers to support commercial, clinical and registration manufacturing, release testing, registration stability, and labeling and packaging. We also have entered into long term commercial supply agreements with these contract manufacturers to supply drug substance for EYSUVIS and INVELTYS.

Catalent Commercial Supply Agreement. In June 2016, we entered into a Commercial Supply Agreement, or the Catalent Agreement, which we amended in February 2018, March 2020 and December 2020, with Catalent Pharma Solutions, LLC, or Catalent, pursuant to which Catalent has agreed to manufacture and supply to us, and we have agreed to purchase from Catalent, a combined minimum amount of EYSUVIS and INVELTYS for commercial use. The Catalent Agreement had an initial term of eight years from August 22, 2018, which is the date INVELTYS was approved for commercial sale in the United States. Pursuant to the March 2020 amendment, the initial term was extended through June 30, 2030. The Catalent Agreement is subject to three-year automatic renewal periods after the initial term, absent termination by either party in accordance with the terms of the Catalent Agreement. The Catalent Agreement provides for pricing structured on a tiered basis, with the price reduced as the volume of products ordered increases. Prior to the March 2020 amendment, we had annual minimum purchase requirements for each of EYSUVIS and INVELTYS. However, pursuant to the March 2020 amendment, the annual minimum purchase requirements are now determined on an aggregate basis for the two products. We may cancel any purchase order under the Catalent Agreement, subject to our minimum purchase obligations. Each party has the right to terminate the Catalent Agreement for customary reasons such as material breach and bankruptcy. The Catalent Agreement contains provisions relating to compliance by Catalent with cGMP, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Altasciences Commercial Supply Agreement. In October 2017, we entered into an Amended and Restated Master Services Agreement, or the Altasciences Agreement, with Alliance Contract Pharma, LLC, which was assigned to Altasciences company, or Altasciences, pursuant to which Altasciences has agreed to provide to us, and we have agreed to purchase from Altasciences, bulk intermediates. The Altasciences Agreement provides for pricing structured on a tiered basis, with the price reduced as the volume of product ordered increases. Under the Altasciences Agreement, we will provide a forecast of orders for the quantities we believe we will require, and forecasted quantities will become binding at a certain point before the firm delivery date set forth in the forecast. Unless earlier terminated pursuant to its terms, the Altasciences Agreement has an initial term of ten years, after which it continues until terminated. Each party has the right to terminate the Altasciences Agreement for customary reasons such as material breach and bankruptcy. In addition, we have the right to terminate the Altasciences Agreement at any time for any or no reason upon sufficient advance notice, in which case we would owe payment to Altasciences for any firm orders and certain raw materials. The Altasciences Agreement contains provisions relating to compliance by Altasciences with cGMP, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Chemo Iberica Manufacturing and Supply Agreement. In January 2017, we entered into a Manufacturing and Supply Agreement, or the Chemo Agreement, with Chemo Iberica SA, or Chemo, pursuant to which Chemo has agreed to manufacture and supply to us, and we have agreed to purchase from Chemo, bulk supply of loteprednol, with pricing structured on a per-kilogram basis. Under the Chemo Agreement, we will provide a forecast of orders for the quantities of loteprednol we believe we will require, and we commit to purchasing 75% of the forecasted quantities. We can alter portions of a forecast at any time, except that, without Chemo’s consent, we cannot alter a portion of the forecast less than ninety days before the period to which such portion pertains. Unless earlier terminated pursuant to its terms, the Chemo Agreement has an initial term of seven years, after which it renews in two year increments unless either party gives notice of non-renewal at least one year in advance. Each party has the right to terminate the Chemo Agreement for customary reasons such as material breach and bankruptcy. The Chemo Agreement contains provisions relating to compliance by Chemo with cGMP, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Intellectual Property

Our success depends significantly on our ability to obtain and maintain proprietary protection for our products, product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

As of February 1, 2021, we owned 39 U.S. issued patents and 14 U.S. patent applications, as well as 50 foreign issued patents and 97 foreign patent applications (including Patent Cooperation Treaty, or PCT, applications). We exclusively licensed a total of 32 U.S. issued patents and 16 U.S. patent applications, as well as 42 foreign issued patents and 27 foreign patent applications including original filings, continuations and divisional applications. Our patent portfolio includes the following patents and patent applications that we own or exclusively license:

●	13 U.S. patents and six U.S. patent applications, relating to our MPP technology, which we refer to as our AMPPLIFY technology, including those related to EYSUVIS and INVELTYS, in-licensed from The Johns Hopkins University, or JHU, four related foreign patents jointly owned by us and JHU, seven related foreign patent applications jointly owned by us and JHU, 13 related foreign patents owned by us and 28 related foreign patent applications owned by us, which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2033;
●	one U.S. patent and one U.S. patent application relating to our AMPPLIFY technology, and four related foreign patents and seven related foreign patent applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2033;
●	35 U.S. patents and 10 U.S. patent applications, relating to rTKI compounds, including K0066, and their uses, and 24 related foreign patents, and 53 foreign related patent applications, including pending PCT applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, which are expected to expire beginning in 2034 through 2038;
●	two U.S. patents and one U.S. patent application, relating to antibiotic compounds and their uses, and three related foreign patents and two related foreign patent applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2034;
●	eight U.S. patents and five U.S. patent applications, relating to methods for treating an eye disease or disorder by injecting or instilling a drug delivery system, and 15 related foreign patents, and 22 related foreign patent applications, which are exclusively sub-licensed from GrayBug Vision, Inc., and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2031 through 2035; and
●	11 U.S. patents and five U.S. patent applications, related to our AMPPLIFY technology, and 27 related foreign patents and five related foreign patent applications, which are exclusively in-licensed from JHU, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2025 through 2036.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review while the patent is in force. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We cannot provide any assurance that any patent term extension with respect to any U.S. patent will be obtained and, if obtained, the duration of such extension.

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

License Agreements

The Johns Hopkins University

In November 2009, we entered into an exclusive license agreement with JHU, which was amended in November 2012, May 2014, August 2014, June 2018 and July 2020 and amended in part in October 2014 by the JHU settlement agreement described below. We refer to the amended license agreement with JHU as the JHU license agreement. Pursuant to the JHU license agreement, JHU granted us an exclusive, worldwide, sublicensable license under specified patent rights covering various aspects of MPP technology, to research, develop, make, use and sell products and provide services in any field. JHU also granted us a non-exclusive license to use specified know-how with limits on JHU’s right to license the know-how to other commercial entities.

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

In connection with the JHU license agreement and the JHU settlement agreement described below, we are obligated to make certain future payments to JHU. We paid JHU $112,500 in minimum annual royalty and running fees in the aggregate in 2020. We are obligated to pay JHU annual minimum royalties that will not exceed approximately $112,500 per year in the future. In addition, we must pay JHU a tiered royalty rate in the low single-digits on annual net sales by us or our affiliates of products or services covered by a valid issued claim, or certain pending claims, of a licensed JHU patent right in the country of sale, from which we may, under specified circumstances, offset portions of amounts we must pay as royalties on other patent rights in order to commercialize a licensed product or licensed service up to a maximum reduction of a mid-double digit percentage. We must also pay a percentage, in the high single digits, of certain consideration we or our affiliates receive from sublicensing rights under the licensed JHU intellectual property, subject to specified offsets and deductions. We may offset against each minimum annual payment the royalties and sublicense income that we pay to JHU in the preceding twelve-month period. We are obligated to pay JHU milestone fees not to exceed $750,000 in connection with the commercial sales of EYSUVIS in the U.S., and certain ex-US countries in the aggregate, if certain development and commercial events are achieved. We also are obligated to pay to JHU certain remaining milestone payments for the development of a third and fourth product under the JHU license agreement, which will not exceed approximately $1.7 million in the aggregate, if certain development and commercial events are achieved. The JHU patent rights sublicensed to us by GrayBug under the JHU settlement agreement described below are considered in the same way as the JHU patent rights directly licensed to us by JHU for purposes of determining these payments.

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

Term and Termination

The JHU license agreement will expire on a country-by-country basis upon the expiration of the last to expire licensed patent in such country or, if no licensed patent issues in such country, then in November 2029. Either we or JHU may terminate the JHU license agreement for the other party’s breach that is not cured within specified time periods or if the other party is subject to certain bankruptcy protections. In addition, we may terminate the JHU license agreement, for any reason, upon 90 days’ prior written notice to JHU.

Assignment and Exclusive License

In April 2017 we assigned to JHU certain Kala-owned patent applications and our interest in certain patents and patent applications formerly co-owned by JHU and Kala, unifying ownership of the assigned patent rights in JHU’s name. As part of the assignment of these patent rights to JHU, Kala was granted an exclusive, non-royalty bearing, sub-licensable license from JHU under all of the patent rights Kala assigned in this transaction, which will expire upon the expiration of the last to expire licensed patent under the new license. No fees were paid to JHU for this exclusive license.

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

Under the JHU settlement agreement, GrayBug granted us, under specified patent rights that are exclusively licensed to GrayBug by JHU in all fields, an exclusive, worldwide royalty-free sublicense in the field of use of a particle with specified characteristics for delivery of a biologically active material through mucus, mucin, or a mucosal barrier where such delivery does not involve administration via injection to the eye, which we refer to as the Kala sublicense field. In December 2017 and April 2019, GrayBug terminated its exclusive license from JHU as to two patent families among these patent rights. Pursuant to the JHU settlement agreement, these patent rights were to be automatically directly licensed to us under the terms of the JHU license agreement unless we specifically declined to accept such automatic direct license. While we did not accept the automatic direct license to one of the patent families as it does not directly relate to EYSUVIS, INVELTYS or any other potential drug candidates, we accepted the automatic direct license to the other patent family and are now responsible for all future patent prosecution costs for these patent rights.

In turn, pursuant to the JHU settlement agreement we granted GrayBug, under specified patent rights that are exclusively licensed to us by JHU in all fields, an exclusive, worldwide royalty-free sublicense in the field of use of a particle with specified characteristics for delivery of a biologically active material to the eye via injection, excluding any particle comprising or consisting of loteprednol etabonate, which we refer to as the GrayBug sublicense field.

In addition, JHU granted us, under the terms of the JHU license agreement, an exclusive, sublicensable, worldwide license under certain additional specified patent rights relating to further aspects of MPP technology in the Kala sublicense field. JHU also granted to GrayBug a similar license under these same patent rights in the GrayBug sublicense field. In January 2017, GrayBug terminated its license under all but one patent family in these additional specified patent rights, and in July 2017, GrayBug terminated its license under the remaining patent family. As a result, for those patent rights terminated by GrayBug, we are now licensed in both the Kala sublicense field and the GrayBug sublicense field. JHU also granted us certain rights to obtain a non-exclusive license to certain additional patent rights and, if we obtain such a license, we would have the exclusive right to negotiate for a specified time period an exclusive license under such patent rights in the Kala sublicense field. Under the JHU settlement agreement, we agreed not to exercise our rights under the JHU patent rights licensed or sublicensed to us to use a particular active ingredient. Each party to the JHU settlement agreement may sublicense the rights granted to it pursuant to the JHU settlement agreement, subject to notice requirements and the requirement that any such sublicense must involve some aspect of collaboration, joint research, development, manufacture, partnership or the like. In any event, sublicenses beyond a specified number of tiers are not permitted without the original licensing party’s written consent.

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

Term and Termination

The JHU settlement agreement will expire upon the expiration of all the patent rights that are the subject of the JHU settlement agreement. We may terminate one or more of the licenses or sublicenses granted to us in the JHU settlement agreement on a country-by-country basis for convenience upon 30 days’ prior written notice to GrayBug. We or GrayBug may terminate one or more the sublicenses granted to the other party under the JHU patent rights if the other party, or its employees, officers, directors, agents or representatives, takes certain steps to oppose, attempt to invalidate or prevent the issuance of any of the patent rights directly licensed to the terminating party by JHU.

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

Approval and Regulation of Drugs in the United States

In the United States, drug products are regulated under the U.S. Federal Food, Drug and Cosmetics Act, or the FDCA, and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions.

An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:

●	preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;
●	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;
●	preparation and submission to the FDA of an NDA for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);
●	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
●	payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Congress amended the FDA Reauthorization Act of 2017, or FDARA. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

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

Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

Pediatric Exclusivity

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

The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Health care Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
●	the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical

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

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010,

President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

The Regulation was published on June 16, 2014 but has not yet become effective. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in December 2021.

As in the US, parties conducting certain clinical trials must post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

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

Pediatric Studies

Companies developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s pediatric committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.

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

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

●	the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
●	the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and
●	the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

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

Pediatric Exclusivity

Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

●	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
●	The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
●	The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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

Human Capital

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled workforce. As of December 31, 2020, we had a total of 188 full time employees. During 2020, we added 65 new employees, largely as a result of the increase in our sales force due to the recent FDA approval of EYSUVIS. We expect to continue to add additional employees, with a focus on expanding our sales force, pending the status of the COVID-19 pandemic. We continually evaluate our business needs and opportunities and balance in house expertise and capacity with outsourced expertise and capacity.

Recruiting, motivating and retaining qualified employees is critical to our success. We monitor our compensation programs and aim to provide our employees a competitive mix of cash compensation and medical insurance benefits, as well as the opportunity to participate in our equity programs. We believe that our philosophy of providing competitive compensation, along with opportunities for career growth and development, encourage a high level of corporate employee tenure and low level of voluntary turnover. A large majority of our employees have obtained advanced degrees in their professions. Our employees are supported with training and development opportunities to pursue their careers and to ensure compliance with our policies. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We value the health, safety and wellbeing of our employees and their families. In response to the COVID-19 pandemic, we have implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes allowing our corporate employees to work remotely, as appropriate, while implementing significant safety measures designed to protect the health of all those entering our office.

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

Item 1A      RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K, before deciding to invest in our common stock. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, prospects, operating results and financial condition. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business, prospects, operating results and financial condition.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $104.3 million for the year ended December 31, 2020 and $94.3 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $399.8 million. In January 2019, we launched our first product, INVELTYS® (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post-operative inflammation and pain following ocular surgery. On October 26, 2020, the U.S. Food and Drug Administration, or FDA, approved our second product, EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25% for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. We began shipping EYSUVIS to wholesalers in the United States in late December 2020 and commenced a full promotional launch in early January 2021. We have had limited revenues to date from product sales. We have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public offerings of common stock and sales under our at-the-market offering facility, or the ATM Offering, private placements of preferred stock, borrowings under credit facilities, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. Although we expect to continue to generate revenue from sales of INVELTYS and began to generate revenue from sales of EYSUVIS in late December 2020, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and execute our commercial launch plan for EYSUVIS, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. The anticipated increase in expenses from an increase in headcount includes the expansion of our sales force from 56 territory sales managers, or TSMs, to 91 TSMs, which occurred in the fourth quarter of 2020, and our plan to further increase our sales force from 91 TSMs to approximately 125 TSMs in 2021, pending the status of the COVID-19 pandemic.

Our expenses will also increase if and as we:

●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates, for which we may submit for and obtain marketing approval;
●	continue to scale up our manufacturing processes and capabilities to support commercialization of EYSUVIS and INVELTYS;

●	seek regulatory approval for EYSUVIS and INVELTYS outside of the United States;
●	progress our current and any future preclinical development programs;
●	in license or acquire the rights to other products, product candidates or technologies;
●	conduct clinical trials and other development activities and/or seek marketing approval for future product candidates;
●	leverage our proprietary AMPPLIFY technology to seek to advance additional therapeutics into preclinical and clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

●	we elect or are required by the FDA or non-U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates;
●	we in-license or acquire rights to other products, product candidates or technologies; or
●	there are any third-party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property-related claims or enforce our intellectual property rights.

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of EYSUVIS and INVELTYS in late December 2020 and January 2019, respectively, there can be no assurance as to the amount or timing of any future revenue from EYSUVIS and INVELTYS, and we may not achieve profitability. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully launching EYSUVIS and growing EYSUVIS revenues;
●	successfully growing INVELTYS revenues;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for EYSUVIS, INVELTYS and any other products we commercialize;
●	manufacturing at commercial scale, marketing, selling and distributing EYSUVIS and INVELTYS;

●	maintaining regulatory and marketing approvals for EYSUVIS and INVELTYS;
●	discovering, developing and successfully seeking marketing approval and commercialization of additional product candidates;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

EYSUVIS and INVELTYS are our only products that have been approved for sale, and they have only been approved in the United States. We plan to seek approval in other jurisdictions, but may not do so successfully, or at all. Further, the successful commercialization of EYSUVIS and INVELTYS in the United States is subject to many risks. As a company, we have limited experience commercializing products, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. Our revenue from sales of EYSUVIS and INVELTYS alone may not be sufficient for us to become profitable in the near future, if at all.

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually. However, our sales force has resumed substantially all in-person interactions in the field. To the extent we restrict, or are restricted from, in-person interactions with physicians and customers, we are limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, including the extent any resurgence of the COVID-19 virus and any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees, vendors and government agencies, which is uncertain and cannot be predicted.

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

We are an early-stage commercial company. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing EYSUVIS and INVELTYS and conducting other research and development activities, and commercially launching EYSUVIS and INVELTYS. We are in the process of transitioning from a company solely with a research and development focus to a company engaging in commercial activities. We may not be successful in such a transition. We only launched INVELTYS in January 2019 and are still in the process of executing our commercial launch plan for EYSUVIS, have no prior history of commercializing products, and, to date, have generated limited revenue from the sale of EYSUVIS and INVELTYS. In addition, our commercial operations and INVELTYS sales have been and continue to be negatively impacted by COVID-19 and its collateral consequences. The effects of COVID-19 may also disrupt the launch and commercialization of EYSUVIS. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating and commercialization history.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize EYSUVIS and INVELTYS, and as we advance our preclinical activities for our product candidates. We also expect to incur significant additional expenses if and as we conduct further research and development activities, and potentially initiate clinical trials of, and seek regulatory approval for, any product candidates that we identify and advance, including product candidates from our rTKI program, our STS program and the novel SEGRM program.

Our expenses have increased relative to prior periods in connection with our launch and commercialization of EYSUVIS and INVELTYS, including costs associated with the addition and subsequent expansion of our specialty sales force and increased marketing, distribution and manufacturing capabilities. For example, with the approval of EYSUVIS, we increased our sales force from 56 TSMs to 91 TSMs and from seven RSLs to 14 RSLs during the fourth quarter of 2020, and plan to further increase our sales force to approximately 125 TSMs in 2021, pending the status of the COVID-19 pandemic. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of commercialization activities for EYSUVIS and INVELTYS, including the costs and timing of expanding our sales force and establishing additional product sales, marketing, medical affairs, distribution and outsourced manufacturing capabilities;
●	our ability to successfully commercialize and sell EYSUVIS and INVELTYS in the United States and the amount of revenue received from commercial sales;
●	the progress, costs and results of any clinical activities for regulatory review of, and our success seeking approval and/or commercializing, EYSUVIS and INVELTYS outside of the United States;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the scope, progress, results and costs of any product candidates that we may develop;
●	the extent to which we successfully advance and/or in-license or acquire rights to other products, product candidates or technologies; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash, cash equivalents, and short-term investments of $153.5 million as of December 31, 2020, along with anticipated revenue from INVELTYS and the $18.2 million net proceeds raised under the ATM Offering program in January 2021, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into at least the fourth quarter of 2022. We expect anticipated revenue generated from sales of EYSUVIS to provide additional cash runway. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Commercializing products is a time-consuming, expensive and uncertain process. Although we commercially launched INVELTYS in early 2019, began shipping EYSUVIS to wholesalers in the United States in late December 2020 and commenced a full promotional launch of EYSUVIS in early January 2021, our revenue from product sales of EYSUVIS and INVELTYS may not be sufficient for us to become profitable in the near future, if at all. In addition, other than our approved products, EYSUVIS and INVELTYS, all of our other development efforts are in the early stages of preclinical development. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales from our preclinical development programs. Also, even if we successfully identify and develop product candidates from our preclinical development programs and those are approved, we may not achieve commercial success with them. Accordingly, we will need to rely on the commercial success of EYSUVIS and INVELTYS to generate product revenue for the foreseeable future.

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

We have a substantial amount of indebtedness. As of December 31, 2020, we had $75.0 million of outstanding borrowings under the Athyrium Credit Facility. Amounts outstanding under the Athyrium Credit Facility bear interest at a rate of 9.875% per annum. The Athyrium Credit Facility provides for quarterly interest-only payments for 48 months.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock-based compensation, accrued expenses and the recoverability of our net deferred tax assets and related valuation allowance. We base our estimates and judgments on historical experience, expected future experience and on various other assumptions that we believe to be reasonable under the circumstances. In addition, from time to time, we may rely on projections regarding our expected future performance that represent our management’s then-current estimates. However, any of these estimates, judgments or projections, or the assumptions underlying them, may change over time or may otherwise prove to be inaccurate. Our results of operations may be adversely affected if our estimates, assumptions or projections change or if actual circumstances differ from those in our estimates or assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Risks Related to the Commercialization of EYSUVIS, INVELTYS and our Product Candidates

The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, could impact the launch and commercialization of EYSUVIS and may continue to adversely affect our business, results of operations and financial condition.

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

In particular, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The COVID-19 pandemic has negatively impacted revenues from INVELTYS and we expect it to continue to do so until surgeries return to and remain at historical levels. Shelter-in-place orders and other mandated local travel and social interaction prohibitions have also restricted the activities of our sales force. We previously suspended substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually. However, our sales force has resumed substantially all in-person interactions in the field. To the extent we restrict, or are restricted from, in-person interactions with eye care professionals and customers, we are limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. Furthermore, while the majority of our day-to-day operations are continuing as our employees are working remotely, our laboratory facilities that support our early-stage research activities were partially limited, and may be limited again in the future, as a result of COVID-19.

Additionally, while we currently are not experiencing interruptions in our manufacturing of EYSUVIS or INVELTYS, quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the significant ongoing impact of the pandemic on economies worldwide could result in more extensive adverse effects on our business and operations. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus and any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees, vendors and government agencies, which is uncertain and cannot be predicted. We cannot be certain what the overall impact of the

COVID-19 pandemic will be on our business and it has the potential to significantly and adversely affect our business, financial condition, results of operations and prospects.

EYSUVIS, INVELTYS or any of our product candidates that receive marketing approval may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

EYSUVIS, INVELTYS or any product candidate that we develop that receives marketing approval may fail to gain sufficient market acceptance by clinicians, patients, third-party payors and others in the medical community. While there are no drugs other than EYSUVIS currently approved in the United States for the short-term treatment of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over-the-counter artificial tears, Restasis®, Xiidra®, CequaTM, off-label use of corticosteroids and various drugs that are produced by compounding pharmacies. Generic versions of Restasis are also expected to become available in the United States in the near future. Our current expectations regarding market potential for EYSUVIS are based, in part, on market research data we have commissioned which indicated that interest in prescribing EYSUVIS is high among surveyed eye care professionals, or ECPs. However, it is possible that ECPs may continue to rely on other existing treatments rather than EYSUVIS. In addition, generic versions of any products that compete with any of our product candidates would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, clinicians, patients and third-party payors may choose to rely on such products rather than our product candidates.

Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data we have commissioned which indicated that a majority of surveyed ophthalmologists were likely to prescribe INVELTYS. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that have been recently approved and/or marketed. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice a day or less frequent dosing.

The market opportunity for EYSUVIS and INVELTYS may be further impacted by extraordinary events such as the current pandemic health event resulting from COVID-19 and its collateral consequences. For example, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries such as cataract and refractive, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. Shelter-in-place orders and other mandated local travel prohibitions have also restricted the activities of our sales force. We previously suspended substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually. However, our sales force has resumed substantially all in-person interactions in the field. To the extent we restrict, or are restricted from, in-person interactions with physicians and customers, we are limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to successfully launch and market EYSUVIS.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, such as EYSUVIS, and coverage may be more limited than the indications for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop would compromise our ability to generate revenues and become profitable.

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

We established our sales and marketing infrastructure for the commercial launch of INVELTYS, our first product, and EYSUVIS, and, as a company, we have limited experience in the sales, marketing and distribution of therapeutic products. To achieve commercial success for any product for which we obtained marketing approval, we may need to establish additional sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

In 2019, we completed the initial buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS, which included a sales force of 57 TSMs, seven RSLs, and three directors of national accounts. During the fourth quarter of 2020, we expanded our sales force to include 91 TSMs, 14 RSLs, and two new area sales leaders. In 2021, we plan to increase, pending the status of the COVID-19 pandemic, our sales force from 91 TSMs to approximately 125 TSMs, who will promote both EYSUVIS and INVELTYS. There are risks involved with establishing, maintaining and expanding our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any future product launch. Further, we may underestimate the size of the sales force required for a successful product launch, including with respect to the launch of EYSUVIS, and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our product candidates for which we establish additional commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize EYSUVIS, INVELTYS or any product candidates for which we receive marketing approval on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	our inability to obtain and maintain coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
●	the inability of sales personnel to obtain access to clinicians, including as a result of limitation on office visits as a result of COVID-19 or other health concerns, or persuade adequate numbers of clinicians to prescribe our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with maintaining and expanding an independent sales, marketing and distribution organization.

While we cannot be certain when, if ever, we will seek and/or receive marketing approval to commercialize any of our product candidates outside the United States, we may seek marketing approval and explore commercialization of EYSUVIS in certain markets outside the United States, including the European Union, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties. Our product revenues and our profitability, if any, under any such third-party collaboration, distribution or other marketing arrangements are likely to be lower than if we were to market, sell and distribute EYSUVIS ourselves. We may also consider seeking marketing approval outside the United States for other product candidates in the future. If we decide to seek regulatory approval for any of our product candidates outside the United States, we may need to seek additional patent approvals, seek licenses to patents held by third parties and/or face claims of infringing third-party patent rights.

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

Our products and product candidates target markets that are already served by a variety of competing products. Many of these existing products have achieved widespread acceptance among clinicians, patients and payors. In addition, many of these products are available on a generic basis, and our products or our product candidates may not demonstrate sufficient additional clinical benefits to clinicians, patients or payors to justify a higher price compared to generic products. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products.

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

Pharmaceutical therapies for dry eye disease include on label prescription drugs, including Restasis, Xiidra, and Cequa, which are the only prescription pharmaceutical products other than EYSUVIS that are approved in the United States for use in patients with dry eye disease; and off label prescription drugs, including topical steroid drops and/or other similar products, which are sometimes prescribed for treatment of dry eye disease. Generic versions of Restasis are expected to become available in the United States in the near future. Restasis and Cequa are both topical cyclosporine formulations that are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular keratoconjunctivitis sicca. Xiidra is a topical anti-inflammatory therapy approved for treatment of the signs and symptoms of dry eye disease.

EYSUVIS is indicated for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, which includes dry eye flares. Any product that is developed for the treatment of the signs and/or symptoms of dry eye disease could directly compete with EYSUVIS. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs and/or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for EYSUVIS. These product candidates are being developed by pharmaceutical, biotechnology, specialty pharmaceutical and generic drug companies of various sizes, such as Oyster Point Pharma’s OC-01 nasal spray, for which an NDA was submitted in December 2020 and, if approved, could be launched as early as late 2021, Aldeyra Therapeutics’ reproxalap ophthalmic solution, Novaliq’s CyclAsol and NOV03, which have been licensed to Bausch Health Companies Inc., and others.

Following ocular surgery, topical steroids are commonly prescribed to manage and prevent complications from post-operative inflammation. Topical steroid drops are the main competition to INVELTYS for the treatment of inflammation and pain following ocular surgery. The current branded market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, the first generic formulation of loteprednol suspension 0.5% (Lotemax suspension) was launched in May 2019 and Durezol lost its patent exclusivity in 2019, which could result in a potential generic launch of this product at any time.

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

If our contracted manufacturing facilities experience production issues for any reason, we may be unable to manufacture commercial quantities of our products or product candidates for a substantial amount of time, which could have a material adverse effect on our business.

We rely on third-party contract manufacturers to manufacture commercial supplies of EYSUVIS and INVELTYS. Specifically, we rely on the following: Catalent Pharma Solutions, LLC, or Catalent, to manufacture and supply to us a minimum amount of EYSUVIS and INVELTYS bottles for commercial use; Altasciences company, or Altasciences, for manufacturing bulk intermediates; and Chemo Iberica SA, or Chemo Iberica, to manufacture and supply to us a bulk supply of loteprednol etabonate, or LE. We expect to rely on third parties to manufacture clinical supplies of any other product candidates and commercial supplies of any other products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our products or our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of our products or any of our product candidates for which we obtain marketing approval, we may not be able to compete, or may be delayed in producing sufficient product or product candidates to meet our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, epidemics or pandemics, such as COVID-19, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, or at all, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

Our third-party manufacturers are subject to inspection and approval by the FDA before we can commence the manufacture and sale of any of our products or product candidates, and thereafter subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our products or product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Depending on the severity of any potential regulatory action, our clinical or commercial supply could be interrupted or limited, which could have a material adverse effect on our business.

We or our third-party manufacturers may also encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce our product candidates in the quantities needed for our clinical trials or, our products or our product candidates if approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others and shortages related to epidemics or pandemics, such as the COVID-19 pandemic. The failure of us or our third-party manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of our products or product candidates, may have a material adverse effect on our business.

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

Risks Related to Product Development

We are dependent on the success of EYSUVIS, INVELTYS and any product candidates for which we receive marketing approval. If we are unable to successfully commercialize our products and product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of INVELTYS for the post-operative treatment of inflammation and pain following ocular surgery and EYSUVIS for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. There is a significant risk that we will fail to successfully commercialize EYSUVIS and INVELTYS. Our ability to generate meaningful product revenues will depend on our successful commercialization of EYSUVIS and INVELTYS.

The success of our products EYSUVIS and INVELTYS and any product candidates for which we receive marketing approval will depend on many factors, including the following:

●	successful commercialization of EYSUVIS and INVELTYS in the United States, including maintaining sales, marketing, manufacturing and distribution capabilities for EYSUVIS and INVELTYS;
●	acceptance of EYSUVIS and INVELTYS and any product candidates we develop by patients, the medical community and third-party payors;
●	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
●	successfully developing and applying for and receiving marketing approvals from applicable regulatory authorities for any product candidates;
●	maintaining regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and maintaining adequate supply of our products;
●	maintaining a workforce of experienced scientists and others with experience in AMPPLIFY technology and eye diseases to continue to develop our product candidates;
●	leveraging our sales, marketing and distribution capabilities for our current products and expanding upon these capabilities if and when appropriate;
●	establishing additional sales, marketing and distribution capabilities for, and successfully launching commercial sales of any other product candidates for which we obtain marketing approval, whether alone or in collaboration with others;
●	effectively competing with other therapies;
●	maintaining an acceptable safety profile of our products following approval;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	protecting our rights in our intellectual property portfolio; and
●	not infringing, misappropriating or otherwise violating others’ intellectual property rights.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize EYSUVIS, INVELTYS or our product candidates, which would materially harm our business. In addition, other than our approved products, EYSUVIS and INVELTYS, all of our other development efforts are in the early stages of preclinical development. We may never identify any product candidates or advance any product candidates to clinical-stage development from these preclinical development programs. Therefore, our ability to generate product revenue will depend heavily on the successful commercialization of EYSUVIS and INVELTYS, as the development and eventual commercialization of product candidates from our preclinical development programs may never occur.

If clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

All of our current development efforts are in the early stages of preclinical development. The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Furthermore, the failure of any product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates. For example, we previously conducted a Phase 2 clinical trial of EYSUVIS for the treatment of meibomian gland dysfunction which did not achieve its primary endpoint. The failure of this trial may have an adverse impact on the perceived safety or efficacy of EYSUVIS in treating dry eye disease or other indications or of INVELTYS.

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

If serious adverse or unacceptable side effects are identified during the development or commercialization of our products or product candidates, we may need to abandon or limit our commercialization efforts for our products or development of such product candidates.

If EYSUVIS, INVELTYS or any of our product candidates are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our products or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of EYSUVIS and INVELTYS have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of EYSUVIS and INVELTYS reported in any of our clinical trials to date. Increases in IOP and cataract formation are additional adverse effects associated with the use of corticosteroids in general. We have no clinical safety data on or patient exposure to either EYSUVIS or INVELTYS for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our products or our product candidates (including use of EYSUVIS or INVELTYS more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our products or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our products or product candidates, if approved, at the rate we currently expect.

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

We do not own or operate manufacturing facilities for the production of commercial quantities of EYSUVIS, INVELTYS or any product candidates. We rely on Catalent to manufacture and supply to us a minimum amount of EYSUVIS and INVELTYS bottles. We also rely on Altasciences for manufacturing bulk intermediates, and Chemo Iberica to manufacture and supply to us a bulk supply of LE. We expect to rely on third-party manufacturers to manufacture commercial supplies of all of our products and clinical supplies of any other product candidates if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of EYSUVIS, INVELTYS and any other product or product candidate that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, certain of our third-party manufacturers have in the past, and may in the future, experience performance issues that result in lower than expected yields. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or the supply and sale of any product of ours that has been approved for commercial use.

To date, we have obtained materials for our clinical trials and the commercialization of EYSUVIS and INVELTYS from third-party manufacturers, including Catalent and Altasciences. We have supply agreements in place with these contract manufacturers to provide commercial supply. We obtain the API for EYSUVIS and INVELTYS from Chemo Iberica, a third-party API manufacturer. While we have long-term commercial supply agreements with these third-party manufacturers, if these suppliers do not perform as we expect, we may be required to replace one or more suppliers. Although we believe that there are a number of potential long-term replacements to our suppliers, we may incur added costs and delays in identifying and qualifying any such replacements.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize EYSUVIS, INVELTYS or any of our product candidates for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of our product candidates. For example, we may consider potential collaborative partnership opportunities prior to initiating IND-enabling studies on KPI-285, KPI-286, KPI-333 or any other product candidates we develop, including our SEGRMs. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products and product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

A substantial portion of our patent portfolio is in-licensed. As such, we are a party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to EYSUVIS, INVELTYS and our product candidates and some aspects of our AMPPLIFY technology. While we control patent prosecution of the licensed patent families relating to EYSUVIS and INVELTYS, for the remainder of the patent families subject to our exclusive license agreement with The Johns Hopkins University, or JHU, that relate to our AMPPLIFY technology, JHU retains control of patent prosecution. Our rights with respect to in-licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated. We are likely to enter into additional license agreements to in-license patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our products or product candidates could be materially harmed.

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

Filing, prosecuting, and defending patents on our products and product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Other than EYSUVIS and INVELTYS, we have not received approval to market any product candidate from regulatory authorities in any jurisdiction. We may never generate the necessary data or results required to obtain regulatory approval of any other products with the market potential sufficient to enable us to achieve profitability. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals and have relied on, and expect to continue to rely on, third-party consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that any product candidate that we develop is not effective, is only moderately effective, is not safe or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

In addition, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a trade and cooperation agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for EYSUVIS, INVELTYS or our product candidates, which could significantly and materially harm our business.

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

Healthcare providers, clinicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription and use of EYSUVIS and INVELTYS, and will play a primary role in the recommendation and prescription and use of any product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute EYSUVIS and INVELTYS and any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. The Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was enacted on March 27, 2020, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for EYSUVIS, INVELTYS and for any of our product candidates for which we may obtain regulatory approval or the frequency with which EYSUVIS, INVELTYS or any product candidate is prescribed or used.

We expect that additional healthcare reforms may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for EYSUVIS, INVELTYS or any other approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. The Trump Administration also took executive actions to undermine or delay implementation of the ACA, but those were rescinded by the Biden Administration. In addition, the Centers for Medicare & Medicaid Services has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Biden Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

As of December 31, 2020, we had federal net operating loss, or NOL, carryforwards of $243.2 million, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2020, we also had state NOL carryforwards of $215.0 million, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2030, and federal and state research and development credit carryforwards of approximately $2.4 million, which begin to expire in 2039 (federal) and 2034 (state). These NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

In general, under Sections 382 and 383 of the Code, the amount of benefits from our NOL and research and development tax credit carryforwards, respectively, may be impaired or limited if we incur an “ownership change,” generally defined as a greater than 50% change (by value) in our equity ownership by certain stockholders, over a three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL and research and development tax credit carryforwards could be limited. State NOL and research and development tax credit carryforwards may be similarly limited. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and increased liabilities could adversely affect our business, results of operations, financial position and cash flows. If our ability to use our historical NOL and research and development tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs and research and development tax credit carryforwards could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the 2017 Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

We have experienced and expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing and distribution. For example, in the fourth quarter of 2020, we increased our sales force from 56 TSMs to 91 TSMs, from seven RSLs to 14 RSLs and added two new area sales leaders. In 2021, we plan to further increase our sales force from 91 TSMs to approximately 125 TSMs, pending the status of the COVID-19. To manage our recent, planned and potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and may further expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such growth, we may not be able to effectively manage our recently expanded operations, planned sales force expansion or any future expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Furthermore, operational and other restrictions related to COVID-19 may further hamper our ability to grow as needed, including our planned sales force expansion, and/or to manage our growth. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our vendors, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs and commercialization of our products.

Despite the implementation of security measures, our internal computer systems and those of our current and any future vendors, contractors or consultants, including any collaborator, are vulnerable to damage from cyber-attacks, computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber incidents or attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. System failures, accidents, cyberattacks or security breaches could cause interruptions in our operations, it could result in a material disruption of our development programs, the commercialization of our products and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability, including civil fines and penalties under the General Data Protection Regulation (EU) 2016/679, HIPAA and other relevant state and federal privacy laws in the United States and abroad, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

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

Risks Related to Our Common Stock

Our executive officers and directors and their affiliates, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of December 31, 2020, our executive officers and directors and their affiliates in the aggregate, owned shares representing approximately 28.27% of our capital stock, based on the most recent institutional stockholder ownership filings with the SEC. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

●	our success in commercializing EYSUVIS, INVELTYS and other product candidates;
●	results of clinical trials of any of our product candidates;
●	results of clinical trials of product candidates of our competitors;
●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel;
●	the level of expenses related to the commercialization of EYSUVIS, INVELTYS and clinical development programs for any of our product candidates;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 24, 2021, we had outstanding 61,552,352 shares of common stock. Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

General Risk Factors

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

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020 and COVID relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the 2017 Tax Act. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the 2017 Tax Act, the FFCR Act, the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act, the CARES Act or the CAA.

Patent reform legislation under Leahy-Smith America Invents Act could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Item 1B.     Unresolved Staff Comments

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

Holders

As of February 24, 2021, there were approximately 9 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Information about our equity compensation plans

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent sales of unregistered securities.

Set forth below is information regarding shares of our common stock issued and stock options granted by us for the twelve months ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On October 15, 2020, we granted stock options to four new employees to purchase an aggregate of 42,000 shares of our common stock at an exercise price of $8.20 per share. On November 13, 2020, we granted stock options to four new employees to purchase an aggregate of 34,500 shares of our common stock at an exercise price of $7.42 per share. On December 15, 2020, we granted stock options to 46 new employees to purchase an aggregate of 233,500 shares of our common stock at an exercise price of $7.63 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rules 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three years. Vesting of each option is subject to the option holders continued service with our company through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these inducement grants prior to the time at which these options become exercisable.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.       Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations data for the years ended December 31, 2020 and 2019, and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and balance sheet data as of December 31, 2018, 2017 and 2016 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

	Year Ended
	December 31,
	2020	2019	2018	2017	2016

Statement of Operations Data:	(in thousands, except share and per share amounts)
Product revenues, net	$6,362	$6,074	$—	$—	$—
Costs and expenses:
Cost of product revenues	3,173	2,008	—	—	—
Selling, general and administrative	81,068	65,015	35,431	10,867	7,640
Research and development	18,352	27,275	29,290	29,008	25,029
Total costs and expenses	102,593	94,298	64,721	39,875	32,669
Loss from operations	(96,231)	(88,224)	(64,721)	(39,875)	(32,669)
Other income (expense)
Interest income	493	2,357	1,687	527	147
Interest expense	(8,589)	(8,480)	(3,314)	(1,019)	(767)
Loss on extinguishment of debt	—	—	(390)	—	—
Change in fair value of warrant liability	—	—	—	(1,844)	122
Net loss attributable to common stockholders	$(104,327)	$(94,347)	$(66,738)	$(42,211)	$(33,167)
Net loss per share attributable to common stockholders—basic and diluted	$(1.99)	$(2.76)	$(2.49)	$(3.71)	$(28.07)
Weighted average shares outstanding—basic and diluted	52,377,526	34,209,756	26,753,906	11,375,000	1,181,429

	As of December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$153,540	$85,449	$170,898	$114,565	$45,472
Total assets	221,606	154,323	220,966	116,546	46,329
Working capital(1)	149,154	80,710	160,018	100,341	40,080
Long‑term debt—less current portion	72,243	71,184	70,226	11,987	9,098
Other long‑term liabilities	27,143	28,673	28,752	8	17
Total stockholders’ equity (deficit)	99,995	29,692	104,978	89,679	(87,762)
(1)	We define working capital as current assets less current liabilities.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements and Industry Data.” Because of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. We have worldwide rights to a portfolio of innovative products and product candidates that include two marketed therapies utilizing our proprietary mucus penetrating particle, or MPP, drug delivery technology, which we refer to as our AMPPLIFY® Technology, to address medical needs for the front of the eye, and a pipeline of proprietary new chemical entities, or NCEs, targeted to address front and back of the eye diseases.

Our two marketed products are EYSUVIS™ (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products apply our AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications. The AMPPLIFY® technology, uses selectively sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus.

We have retained worldwide commercial rights for EYSUVIS, INVELTYS and our preclinical development programs. Starting with FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which now includes 91 territory sales managers, or TSMs, 14 regional sales leaders, two area sales leaders and three directors of national accounts. In 2021, we plan to increase our sales force from 91 TSMs to approximately 125 TSMs, pending the status of the COVID-19 pandemic. Our sales representatives promote both EYSUVIS and INVELTYS. We expect to commercialize in the United States any of our product candidates that receive marketing approval as well. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, including the European Union, or EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Since the initial public offering of our common stock, or IPO, we have financed our operations primarily through common stock offerings pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on August 27, 2018, or the 2018 Shelf Registration, and sales of our common stock pursuant to a sales agreement, or the 2018 Sales Agreement, with Jefferies, LLC, or Jefferies, under which we were able to issue and sell, from time to time, common stock in at-the-market offerings, or the ATM Offering, through Jefferies, as a sales agent. On March 10, 2020, we notified Jefferies that we were suspending and terminating the prospectus related to the 2018 Sales Agreement. Under the 2018 Shelf Registration, we have issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds to us of $231.7 million.

On May 7, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020, or the 2020 Shelf Registration. Under the 2020 Shelf Registration, we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering through Jefferies, as a sales agent. During the fourth quarter of 2020, we issued an aggregate of 2,821,059 shares of our common stock under the ATM Offering, resulting in net proceeds to us of $20.6 million. In January 2021, we issued and sold an additional 2,552,457 shares of our common stock under our ATM Offering, resulting in net proceeds to us of $18.2 million. As of the date of this Annual Report on Form 10-K, there was $35.0 million of shares of common stock remaining under the ATM Offering that we may issue and sell in the future and, excluding the funds designated to be offered under our ATM Offering, there was $275.0 million of securities available to be issued under the 2020 Shelf Registration.

We also have an aggregate principal amount of $75.0 million of indebtedness outstanding under our credit facility, or the Athyrium Credit Facility, with Athyrium Opportunities III Acquisition LP, or Athyrium.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $104.3 million for the year ended December 31, 2020 and $94.3 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $399.8 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, follow-on public common stock offerings and sales of our common stock under our ATM Offerings, private placements of preferred stock, borrowings under credit facilities convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize EYSUVIS and INVELTYS. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Business Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic, which began in December 2019, has spread worldwide, causing federal, state and local governments to implement measures to slow the spread of the pandemic through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. In order to safeguard the health of our employees, we follow, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state, and local governments, regarding working-from-home practices for non-essential employees. As a result, all office-based personnel have been instructed to work from home, and our laboratory facilities, that support our early-stage research activities, are being utilized as necessary. In addition, we previously suspended our sales force from substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually. However, our sales force has resumed substantially all in-person interactions in the field. To the extent we restrict, or are restricted from, in-person interactions with physicians and customers in the future, we are limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS. The effects of COVID-19 may also disrupt the full promotional launch and commercialization of EYSUVIS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts of EYSUVIS and INVELTYS and our operational and financial performance will depend on certain developments, including the length and severity of this pandemic and the impact on our customers, employees, vendors, and government agencies, all of which are uncertain and cannot be predicted.

Management is actively monitoring the COVID-19 pandemic and its possible effects on our financial condition, liquidity, operations, customers, sales force, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part I, Item 1A – “Risk Factors” of this Annual Report on Form 10-K, including the risk factor entitled “The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, could impact the launch and commercialization of EYSUVIS and may continue to adversely affect our business, results of operations and financial condition.”

Financial Operations Overview

Product Revenues, Net

We commenced generating product revenues from sales of INVELTYS in January 2019, and commenced generating revenue from EYSUVIS upon the shipment to wholesalers in the United States in late December 2020. We commenced the full promotional launch of EYSUVIS in early January 2021. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and other discounts and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance program, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. Beginning in March 2020 and continuing through most of the second quarter of 2020, prescriptions of INVELTYS and revenue had been adversely affected by the ongoing COVID-19 pandemic as federal, state and local governments implemented restrictions on elective procedures, which included most ocular surgeries. While many deferred ocular surgeries have been rescheduled as individual states have released restrictions on elective procedures, and INVELTYS prescriptions have returned to quarterly growth, we are unable to project the specific timing or potential impact on future revenues given the continued uncertainty around the impact and duration of the restrictions related to COVID-19. We also cannot project the potential impact that COVID-19 may have on the full promotional launch and commercialization of EYSUVIS.

Cost of Product Revenues

Cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory and other manufacturing overhead costs. We expensed cost of product revenues related to INVELTYS as research and development expenses prior to U.S. regulatory approval, which we received on August 22, 2018. We expensed cost of product revenues related to EYSUVIS as research and development expenses prior to the determination that FDA approval was probable and before the future economic benefit was expected to be realized. With respect to the ongoing COVID-19 pandemic, we expect that the cost of product revenues will be impacted consistent with the negative impact to product revenues, net. However, we are unable to predict the specific timing or specific impact on cost of product revenues given the continued uncertainty around the impact and duration of the restrictions related to COVID-19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, commissions, stock-based compensation and travel expenses related to our commercial infrastructure and our executive, finance, human resources, legal, information technology and business development functions. Selling, general and administrative expenses also includes external costs related to marketing, costs to manufacture sample units and professional fees for auditing, tax, information technology, consultants, legal services and allocated facility-related costs not otherwise included in research and development expenses.

We anticipate that our selling, general and administrative expenses will increase in the future as we continue to build our commercial infrastructure to support the full promotional launch and commercialization of EYSUVIS and the commercialization of INVELTYS or of any product candidates for which we obtain marketing approval. We also anticipate that our selling, general and administrative expenses will increase if and as we increase our administrative headcount to support our continued research activities and development of our product candidates. With respect to the ongoing COVID-19 pandemic, certain selling, general and administrative expenses were favorably impacted during the year ended December 31, 2020 by the restrictions including those on the activities of our sales force, which had previously suspended substantially all in-person interactions with physicians and customers. Our sales force has resumed substantially all in-person interactions in the field. If we are forced to suspend all or some in-person sales force interactions again in the future as a result of the COVID-19 pandemic, selling, general and administrative expenses could again be favorably impacted by a reduction in certain expenses associated with the restriction in activities for our sales force and other employees. We are unable to predict the specific amount of this impact if we are forced to resume such restrictions.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses and other outside expenses. Our research and development expenses include:

●	employee-related expenses, including salaries, related benefits, travel and stock-based compensation;
●	expenses incurred for the preclinical and clinical development of our product candidates and under agreements with contract research organizations, or CROs, including costs of manufacturing product candidates prior to the determination that FDA approval of a drug candidate is probable and before the future economic benefit of the drug is expected to be realized; and
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and supplies.

We expense research and development costs as they are incurred. We expense costs relating to the production of inventory for our product candidates, as research and development expenses within our consolidated statements of operations and comprehensive loss in the period incurred, unless we believe regulatory approval and subsequent commercialization of the product candidate is probable and we expect the future economic benefit from sales of the drug to be realized. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. We track outsourced development costs by development program but do not allocate personnel costs, payments made under our license agreements or other costs to specific product candidates or development programs. These costs are included in Employee-related costs and Other research and development costs in the line items in the tables under “Results of Operations”.

We expect that our total research and development costs will decrease in 2021 as compared to the year ended December 31, 2020 as a result of the completion of our Phase 3 clinical trial of EYSUVIS, or STRIDE 3, and as a result of the capitalization of EYSUVIS manufacturing costs as inventory beginning in the third quarter of 2020. We expect that research and development costs will increase if and as we continue to advance our preclinical development programs, identify product candidates and conduct preclinical studies and clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the ongoing COVID-19 pandemic, we may incur reduced research and development costs resulting from any limitations that may be placed on our laboratory facilities that support our early-stage research. However, we are unable to predict the specific amount of this impact, nor are we able to predict the additional costs, if any, associated with personnel safely resuming their full activities.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

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

Product revenues, net

We sell EYSUVIS and INVELTYS primarily to wholesalers in the United States, or Customers. These Customers subsequently resell our products to specialty and other retail pharmacies. In addition to agreements with Customers, we enter into arrangements with third-party payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of our products.

The goods promised in our product sales contracts represent a single performance obligation. We recognize revenue from product sales at the point the Customer obtains control of the product, which occurs upon delivery. The transaction price (“net sales price”) that is recognized as revenue for product sales includes the selling price to the Customer and an estimate of variable consideration. Components of variable consideration include prompt pay and other discounts, product returns, government rebates, third-party payor rebates, coverage gap rebates, incentives such as patient co-pay assistance, and other fees paid to Customers and other third-party payors where a distinct good or service is not received. Variable consideration is recorded on the consolidated balance sheet as either a reduction of accounts receivable, if payable to a Customer, or as a current liability, if payable to a third-party other than a Customer. We consider all relevant information when estimating variable consideration such as assessment of our current and anticipated sales and demand forecasts, actual payment history, information from third parties regarding the payor mix for products, information from third parties regarding the units remaining in the distribution channel, specific known market events and trends, industry data and current contractual and statutory requirements that are reasonably available. We include estimated amounts for such variable consideration in the net sales price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Payment terms with Customers do not exceed one year and, therefore, we do not account for a significant financing component in our arrangements. We expense the incremental cost of obtaining a contract with a Customer when incurred as the period of benefit is generally less than one year.

Reserves for Variable Consideration:

Trade Discounts and Allowances

We provide our Customers with certain trade discounts and allowances including discounts for prompt payments and other discounts and fees paid for distribution, data and administrative services. These discounts and fees are based on contractually-determined percentages and are recorded as a reduction of revenue and accounts receivable in the period in which the related product revenue is recognized.

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

Product Returns

Consistent with industry practice, we have a product returns policy that provides Customers right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. We estimate the amount of products that may be returned and present this amount as a reduction of revenue in the period the related product revenue is recognized, in addition to establishing a liability. Our estimates for product returns are based upon available industry data and our own sales information, including our visibility into the inventory remaining in the distribution channel as well as historical returns, which develop over time.

Commercial Payor and Medicare Part D Rebates

We contract with certain third-party payors, primarily pharmacy benefit managers, or PBM’s, and health plans, or Plans, for the payment of rebates with respect to utilization of our product. These rebates are based on contractual percentages applied to the amount of product prescribed to patients who are covered by the PBMs or the Plans with which it contracts. We estimate rebates for commercial and Medicare Part D payors based on the contractual discount percentage, the various payor mix for EYSUVIS and INVELTYS as well as future rebates that will be made for product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. We also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Such estimates are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out method. Costs include amounts related to third party manufacturing, transportation, internal labor and overhead. We capitalize pre-launch inventory when we believe regulatory approval and subsequent commercialization of the product candidate is probable and expect the future economic benefit of the drug to be realized. In doing so, we consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of achieving regulatory approvals for our similar products, the amount of inventory that is likely to be used in commercial production, receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications and the compilation of the regulatory application. We also monitor the status of the product within the regulatory review and approval process, including all relevant communication with regulatory authorities. For inventories capitalized in preparation for product launch, anticipated future sales, expected shelf life and expected approval date are taken into account when evaluating realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in assessing whether to capitalize pre-launch inventory, we consider the product stability data of all of the pre-launch inventory procured or produced to date to determine whether there is adequate shelf life. If management is aware of any specific material risks or contingencies other than the normal regulatory review and approval process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, we would not capitalize such inventory costs, choosing instead to recognize such costs as a research and development expense in the period incurred. For INVELTYS, capitalization of costs as inventory began upon U.S. regulatory approval. For EYSUVIS, capitalization of costs as inventory began in the third quarter of 2020 when we believed regulatory approval and subsequent commercialization of the product candidate was probable and expected the future economic benefit of the drug to be realized.

We perform an assessment of the recoverability of capitalized inventory during each reporting period, including quality control and assurance reserves for defective inventories, and we also write-down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenues, unless associated with our samples inventory, in which case the charges are recorded to selling, general and administrative expense. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of product revenues in the consolidated statements of operations and comprehensive loss.

Shipping and handling costs for product shipments are recorded as incurred in costs of revenues along with costs associated with manufacturing the product, and any inventory write-downs. Inventory produced that will be used in a promotional sample program is expensed to selling, general and administrative expense when it is designated as a sample. Long-term inventory includes raw materials, work-in-progress and/or finished goods inventory with an anticipated consumption or sale beyond one year from the balance sheet date based on our forecasted expectations.

Stock-based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on the fair value of the award on the date of the grant and recognize the corresponding compensation expense of those awards using the straight-line method, over the requisite service period, which is generally the vesting period of the respective award, and account for the effect of forfeitures as they occur. For performance awards whose vesting is contingent upon a specified event, we recognize stock-based compensation expense over the derived service period, based on the probability of achievement of the specified event.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

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

Results of Operations

Comparison of the Years ended December 31, 2020 and 2019

The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019	Change

	(in thousands)
Product revenues, net	$6,362	$6,074	$288
Costs and expenses:
Cost of product revenues	3,173	2,008	1,165
Selling, general and administrative	81,068	65,015	16,053
Research and development	18,352	27,275	(8,923)
Total costs and expenses	102,593	94,298	8,295
Loss from operations	(96,231)	(88,224)	(8,007)
Other income (expense)
Interest income	493	2,357	(1,864)
Interest expense	(8,589)	(8,480)	(109)
Net loss	$(104,327)	$(94,347)	$(9,980)

Product revenues, net

Product revenues, net was $6.4 million for the year ended December 31, 2020 compared to $6.1 million for the year ended December 31, 2019. The increase in product revenues, net of $0.3 million is primarily the result of the first sales of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020, as well as a higher per unit gross selling price of INVELTYS. These increases were partially offset by higher estimated reserves per unit related to the year ended December 31, 2020 as compared to those estimated during the year ended December 31, 2019 and a decrease in the total units of INVELTYS sold in the year ended December 31, 2020 as compared to those sold during the year ended December 31, 2019, which we attribute to the reductions in elective surgeries as a result of the restrictions related to COVID-19. We expect product revenues to increase if and as we increase our market share and obtain and maintain coverage and adequate reimbursement for EYSUVIS and INVELTYS from third-party payors; however, revenues could continue to be negatively impacted in 2021 as a result of the COVID-19 pandemic.

Cost of product revenues

Cost of product revenues was $3.2 million for the year ended December 31, 2020, a $1.2 million increase compared to $2.0 million for the year ended December 31, 2019. The primary drivers of this increase were a reserve for excess INVELTYS inventory of $1.0 million during the year ended December 31, 2020 due to COVID-19 and the cost of product revenues attributable to EYSUVIS of $0.3 million which included $0.1 million related to the write-off of certain units that did not pass quality inspection. The cost per unit for INVELTYS increased as a result of the units sold during the year ended December 31, 2019 being further manufactured prior to FDA approval and previously expensed as research and development expenses as compared to those units sold during the year ended December 31, 2020, but the increase was more than offset by a decrease in total INVELTYS units sold compared to the year ended December 31, 2019, for a net decrease of $0.1 million. We expect cost of product revenues to increase as we continue to commercialize INVELTYS and as a result of the launch of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020 and for which we commenced a full promotional launch in early January 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $81.1 million for the year ended December 31, 2020 compared to $65.0 million for the year ended December 31, 2019, an increase of $16.1 million. Selling, general and administrative expenses for the year ended December 31, 2020 include a $7.5 million increase in external sales and marketing costs related to preparation for the launch of EYSUVIS. External sales and marketing costs incurred during the year ended December 31, 2019 primarily related to the commercial launch of INVELTYS. Also contributing to the increase in selling, general and administrative expenses for the year ended December 31, 2020 was a $3.4 million increase in costs for administrative and professional service fees, a $3.3 million increase in stock-based compensation costs, of which $2.9 million was a result of the issuance of restricted stock units and performance-based restricted stock units in June 2020, a $1.1 million increase in employee-related expenses primarily due to increased incentive compensation and increased recruiting costs related to hiring efforts as we prepared for the launch of EYSUVIS, partially offset by reduced travel due to COVID-19, and a $0.8 million increase in other selling, general and administrative costs, which includes facility related costs and certain medical affairs costs. We anticipate that our selling, general and administrative expenses will increase in the future as we continue to commercialize EYSUVIS and INVELTYS and if and as we increase our administrative headcount to support our continued research and development activities and seek marketing approval for our product candidates.

Research and Development Expenses

The following table summarizes the research and development expenses incurred during the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019	Change

	(in thousands)
KPI-121 development costs	$4,686	$12,323	$(7,637)
Employee‑related costs	10,607	11,333	(726)
Other research and development costs	3,059	3,619	(560)
Total research and development	$18,352	$27,275	$(8,923)

Research and development expenses were $18.4 million for the year ended December 31, 2020 compared to $27.3 million for the year ended December 31, 2019, a decrease of $8.9 million. The decrease was primarily the result of a $7.6 million decrease in EYSUVIS development costs related to a decrease in external spend on STRIDE 3, our Phase 3 clinical trial of EYSUVIS, a $0.7 million decrease in employee-related costs largely due to reduced travel due to COVID-19 and the decrease in the allocation of employee time dedicated to research and development and a $0.6 million decrease in other research and development costs, which include other facility related costs, preclinical studies, certain medical affairs and associated regulatory costs. We expect research and development costs to increase if and as we advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates.

Interest Income

Interest income was $0.5 million for the year ended December 31, 2020, compared to $2.4 million for the year ended December 31, 2019, a decrease of $1.9 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. The decrease was attributable to lower interest rates during the year ended December 31, 2020.

Interest Expense

Interest expense was $8.6 million for the year ended December 31, 2020, compared to $8.5 million for the year ended December 31, 2019, an increase of $0.1 million. Interest expense was comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our Athyrium Credit Facility during the year ended December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, and commenced a full promotional launch of our second product, EYSUVIS, in early January 2021, we have had limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, follow-on public common stock offerings and sales of our common stock under our ATM Offerings, private placements of preferred stock, borrowings under credit facilities, convertible promissory notes and warrants.

In July 2017, we completed an IPO pursuant to which we issued and sold 6,900,000 shares of our common stock, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price of $15.00 per share. We received net proceeds of $94.0 million after deducting underwriting discounts and commission of $7.3 million and offering costs of $2.2 million.

On August 9, 2018, we filed our 2018 Shelf Registration under which we could initially offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the 2018 Shelf Registration becoming effective. Under the 2018 Shelf Registration, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered.

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

On March 11, 2020, we sold 16,000,000 shares of our common stock in an underwritten offering pursuant to the 2018 Shelf Registration at a public offering price of $7.89 per share, resulting in net proceeds of $118.2 million, after underwriting discounts, commissions, and offering expenses. In addition, the underwriters of the offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions, and offering expenses. On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, resulting in net proceeds to us of $7.2 million, after underwriting discounts, commissions, and offering expenses. The total number of shares sold by us in the offering was 16,979,371, resulting in total net proceeds to us, after underwriting discounts and offering expenses, of $125.4 million.

Under the 2018 Shelf Registration, we have issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds to us of $231.7 million. There was $18.3 million of securities available to be issued under the 2018 Shelf Registration as of December 31, 2020.

On May 7, 2020, we filed our 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering. During the fourth quarter of 2020, we issued an aggregate of 2,821,059 shares of our common stock under the ATM Offering, resulting in net proceeds to us of $20.6 million. In January 2021, we issued and sold an additional 2,552,457 shares of our common stock under our ATM Offering, resulting in net proceeds to us of $18.2 million. As of the date of this Annual Report on Form 10-K, there was $35.0 million of shares of common stock remaining under the ATM Offering that we may issue and sell in the future and, excluding the funds designated to be offered under our ATM Offering, there was approximately $275.0 million of securities available to be issued under the 2020 Shelf Registration.

Cash Flows

As of December 31, 2020 and 2019, we had $153.5 million and $85.4 million, respectively, in cash, cash equivalents and short-term investments and $75.0 million in indebtedness. The indebtedness in 2020 and 2019 represented the aggregate principal amount that was outstanding under the Athyrium Credit Facility.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(90,694)	$(92,720)
Net cash used in investing activities	(78,209)	(1,335)
Net cash provided by financing activities	160,628	8,982
Decrease in cash and restricted cash	$(8,275)	$(85,073)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $90.7 million compared to $92.7 million for the year ended December 31, 2019, a decrease of $2.0 million, primarily due to the timing of working capital fluctuations which accounted for $8.3 million of the decrease and partially offset by a $6.3 million increase in the net loss adjusted for non-cash charges. Notable working capital fluctuations include a decrease to accounts receivable in the year ended December 31, 2020 by $2.0 million driven by improved days sales outstanding in the year ended December 31, 2020, whereas accounts receivable had increased by $11.6 million in the year ended December 31, 2019 driven by the launch of INVELTYS. Inventory increased by a greater amount during the year ended December 31, 2019 due to an increase in manufacturing activity for INVELTYS. Offsetting these increases was a decrease in accrued expenses and other current liabilities during the year ended December 31, 2020 by $1.8 million, as compared to an increase in accrued expenses and other current liabilities in the year ended December 31, 2019 of $9.6 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $78.2 million compared to $1.3 million for the year ended December 31, 2019, an increase of $76.9 million, largely due to purchases of short-term investments in 2020 of $113.6 million and partially offset by $37.3 million of sales or maturities of short-term investments, respectively. Additionally, we used an additional $0.6 million in cash for capital expenditures and other assets in the year ended December 31, 2020 compared to the year ended December 31, 2019.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $160.6 million, an increase of $151.6 million compared to $9.0 million in the year ended December 31, 2019. This increase is due to $125.4 million of net proceeds from the sale of shares of our common stock in an underwritten offering under the 2018 Shelf Registration, $33.1 million of net proceeds from the sale of shares of our common stock under the ATM Offering, and $2.1 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan in 2020. Net cash provided by financing activities for the year ended December 31, 2019 consisted of $8.4 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $0.6 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and execute our commercial launch plans for EYSUVIS, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. The anticipated increase in expenses from an increase in headcount includes the expansion of our sales force from 56 TSMs to 91 TSMs, which occurred in the fourth quarter of 2020, and our plan to further increase our sales force from 91 TSMs to approximately 125 TSMs, pending the status of the COVID-19 pandemic, in 2021.

Our expenses will also increase if and as we:

●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates, for which we may submit for and obtain marketing approval;
●	continue to scale-up our manufacturing processes and capabilities to support commercialization of EYSUVIS and INVELTYS;
●	seek regulatory approval for EYSUVIS and INVELTYS outside of the United States;
●	progress our current and any future preclinical development programs;
●	in license or acquire the rights to other products, product candidates or technologies;
●	conduct clinical trials and other development activities and/or seek marketing approval for future product candidates;
●	leverage our proprietary AMPPLIFY technology to seek to advance additional therapeutics into preclinical and clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash, cash equivalents and short-term investments as of December 31, 2020, along with anticipated revenue from INVELTYS and the $18.2 million net proceeds raised under the ATM Offering program in January 2021, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into at least the fourth quarter of 2022. We expect anticipated revenue generated from sales of EYSUVIS to provide additional cash runway. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

●	we elect or are required by the FDA or non-U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates;
●	we in-license or acquire rights to other products, product candidates or technologies; or
●	there are any third-party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property-related claims or enforce our intellectual property rights.

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of EYSUVIS and INVELTYS in late December 2020 and January 2019, respectively, there can be no assurance as to the amount or timing of any future revenue from EYSUVIS and INVELTYS, and we may not achieve profitability. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully launching EYSUVIS and growing EYSUVIS revenues;
●	successfully growing INVELTYS revenues;
●	achieving an adequate level of market acceptance and obtaining and maintaining coverage and adequate reimbursement from third-party payors for EYSUVIS, INVELTYS and any other products we commercialize;
●	manufacturing at commercial scale, marketing, selling and distributing EYSUVIS and INVELTYS;
●	maintaining regulatory and marketing approvals for EYSUVIS and INVELTYS;
●	discovering, developing and successfully seeking marketing approval and commercialization of additional product candidates;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

EYSUVIS and INVELTYS are our only products that have been approved for sale, and they have only been approved in the United States. We plan to seek approval in other jurisdictions, but may not do so successfully, or at all. Further, the successful commercialization of EYSUVIS and INVELTYS in the United States is subject to many risks. As a company, we have limited experience commercializing products, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. Our revenue from sales of EYSUVIS and INVELTYS alone may not be sufficient for us to become profitable in the near future, if at all.

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and customers and were limited to conducting educational and promotional activities virtually. However, our sales force has resumed substantially all in-person interactions in the field. To the extent we restrict, or are restricted from, in-person interactions with physicians and customers, we are limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, including the extent any resurgence of the COVID-19 virus and any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees, vendors, and government agencies, which is uncertain and cannot be predicted.

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

Recently Issued Accounting Pronouncements

From time to time the Financial Accounting Standards Board, or FASB, or other standard-setting bodies, issue new accounting pronouncements. Where applicable, we adopt these new standards according to the specified effective dates. Unless otherwise disclosed in Note 2 to the financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the impact of any recently issued standard(s) that are not yet effective will not have a material impact on our financial position or results of operation upon adoption.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents and short-term investments. Our short-term investments as of December 31, 2020 consist of U.S. Government Agency and Treasury Securities. Due to the short-term maturities of our cash equivalents and short-term investments, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

As of December 31, 2020 and 2019, the aggregate principal outstanding under the Athyrium Credit Facility was $75.0 million, which bears interest at a fixed rate of 9.875% per annum.

Item 8.       Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-32 of this Annual Report on Form 10-K.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

As an “emerging growth company”, as defined in the JOBS Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 11.       Executive Compensation

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 14.       Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

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

(3)	Exhibits.

The following is a list of exhibits filed or furnished as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on July 25, 2017)
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on July 25, 2017)
4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

4.2*	Third Amended and Restated Registration Rights Agreement of the Registrant dated April 4, 2016, as amended by Amendment No. 1 dated December 13, 2017, of the Registrant
4.3

Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on February 12, 2020)

10.1+

2009 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.2+

Form of Stock Option Agreement under the 2009 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.3+	Amended and Restated 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on May 9, 2019)

Exhibit Number	Description of Exhibit
10.4+	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on June 26, 2020)
10.5+

Form of Incentive Stock Option Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

10.6+

Forms of Non-Qualified Option Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

10.7+

Form of Non-Employee Director Restricted Stock Unit Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on May 7, 2020)

10.8+

Form of Non-Employee Director Deferred Restricted Stock Unit Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on May 7, 2020)

10.9+

Form of Employee Restricted Stock Unit Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 6, 2020)

10.10+	Form of Inducement Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on November 8, 2018)
10.11†

Exclusive License Agreement, dated November 10, 2009, by and between the Registrant and The Johns Hopkins University, as amended by the First Amendment dated November 19, 2012, the Second Amendment dated May 23, 2014 and the Third Amendment dated August 26, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.12†

Fourth Amendment to Exclusive License Agreement, dated June 22, 2018, by and between the Johns Hopkins University and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 9, 2018)

10.13#

Fifth Amendment to Exclusive License Agreement, date July 6, 2020, by and between the Johns Hopkins University and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 6, 2020)

10.14†

Exclusive License Agreement, effective as of May 1, 2017, by and between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.15†

Assignment, dated April 26, 2017, by and between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.16†

Assignment, dated April 26, 2017, by and between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.17†

Settlement and License Agreement, dated October 24, 2014, by and between the Registrant and GrayBug, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.18+

Inducement Stock Option Agreement by and between the Registrant and Eric L. Trachtenberg (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 9, 2018)

10.19+

Letter Agreement, dated March 25, 2018, by and between the Registrant and Eric L. Trachtenberg (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 9, 2018)

10.20+

Amended and Restated Letter Agreement, dated September 10, 2015, by and between the Registrant and Mark Iwicki, as amended by the First Amendment, dated September 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on November 7, 2017)

Exhibit Number	Description of Exhibit
10.21+

Letter Agreement, dated November 6, 2017, by and between the Registrant and Todd Bazemore (incorporated by reference to Exhibit 10.12 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on April 2, 2018)

10.22+

Amended and Restated Letter Agreement, dated May 10, 2016, by and between the Registrant and Kim Brazzell (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.23+	Form of Amendment to Offer Letters (incorporated by reference to Exhibit 10.30 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 12, 2019)
10.24+

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

10.25†

Amended and Restated Master Services Agreement, dated October 4, 2017, by and between the Registrant and Altasciences company (formerly Alliance Contract Pharma, LLC) (incorporated by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on April 2, 2018)

10.26*#	Amendment No. 1 to Amended and Restated Master Services Agreement, dated August 25, 2020 by and between the Registrant and Altasciences company (formerly Alliance Contract Pharma, LLC)
10.27†

Manufacturing and Supply Agreement, dated January 10, 2017, by and between the Registrant and Chemo Iberica SA (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.28†

Commercial Supply Agreement, dated June 27, 2016, by and between the Registrant and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.29†

Amendment No. 1 to Commercial Supply Agreement, dated February 16, 2018, by and between the Registrant and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on April 2, 2018)

10.30#

Amendment No. 2 to Commercial Supply Agreement, dated March 27, 2020, by and between the Registrant and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on May 7, 2020)

10.31*#	Amendment No. 3 to Commercial Supply Agreement, dated December 11, 2020, by and between the Registrant and Catalent Pharma Solutions, LLC
10.32

Lease, dated as of February 28, 2018, by and between the Registrant and 480 Arsenal Group LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on March 12, 2018)

10.33

Credit Agreement, dated as of October 1, 2018, among the Registrant, as the Borrower, certain subsidiaries of the Borrower, as the Guarantors, Athyrium Opportunities III Acquisition LP, as the Administrative Agent, and the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on October 2, 2018)

10.34

Security Agreement, dated October 1, 2018, by and among the Registrant and Athyrium Opportunities III Acquisition LP (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on October 2, 2018)

10.35

Pledge Agreement, dated October 1, 2018, by and among the Registrant and Athyrium Opportunities III Acquisition LP (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on October 2, 2018)

10.36

Common Stock Purchase Warrant, dated October 1, 2018, by and among the Registrant and Athyrium Opportunities III Acquisition LP (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on October 2, 2018)

10.37

Amended and Restated Sales Agreement, dated May 7, 2020, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-238087) filed on May 7, 2020)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*     Filed herewith.

†     Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+     Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: February 25, 2021	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer, President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Iwicki Mark Iwicki	President, Chief Executive Officer and Chairman of Board of Directors (Principal Executive Officer)	February 25, 2021

/s/ Mary Reumuth Mary Reumuth	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021

/s/ Gregory Grunberg Gregory Grunberg, M.D.	Director	February 25, 2021

/s/ Andrew I. Koven Andrew I. Koven	Director	February 25, 2021

/s/ Robert Paull Robert Paull	Director	February 25, 2021

/s/ Gregory Perry Greg Perry	Director	February 25, 2021

/s/ Howard Rosen Howard Rosen	Director	February 25, 2021

/s/ Rajeev Shah Rajeev Shah	Director	February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Kala Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kala Pharmaceuticals, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2021

We have served as the Company's auditor since 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$77,264	$85,449
Short-term investments	76,276	—
Accounts receivable, net	9,604	11,563
Inventory	5,229	4,648
Prepaid expenses and other current assets	3,006	3,824
Total current assets	171,379	105,484
Non-current assets:
Property and equipment, net	3,166	2,698
Long-term inventory	6,219	3,778
Right-of-use assets	27,853	29,781
Restricted cash and other long-term assets	12,989	12,582
Total assets	$221,606	$154,323
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,724	$2,518
Accrued expenses and other current liabilities	18,971	20,929
Current portion of lease liabilities	1,530	1,327
Total current liabilities	22,225	24,774
Long-term liabilities:
Long-term lease liabilities	27,143	28,673
Long-term debt	72,243	71,184
Total long-term liabilities	99,386	99,857
Total liabilities	121,611	124,631
Commitments and Contingencies (Note 15)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 58,915,375 and 36,086,254 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	59	36
Additional paid-in capital	499,715	325,112
Accumulated other comprehensive income	4	—
Accumulated deficit	(399,783)	(295,456)
Total stockholders' equity	99,995	29,692
Total liabilities and stockholders' equity	$221,606	$154,323

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2020	2019

Product revenues, net	$6,362	$6,074
Costs and expenses:
Cost of product revenues	3,173	2,008
Selling, general and administrative	81,068	65,015
Research and development	18,352	27,275
Total costs and expenses	102,593	94,298
Loss from operations	(96,231)	(88,224)
Other income (expense):
Interest and other income	493	2,357
Interest and other expense	(8,589)	(8,480)
Total interest and other expense	(8,096)	(6,123)
Net loss	$(104,327)	$(94,347)
Net loss per share—basic and diluted	$(1.99)	$(2.76)
Weighted average shares outstanding—basic and diluted	52,377,526	34,209,756

Net loss	$(104,327)	$(94,347)
Other comprehensive income:
Change in unrealized gains on investments	4	—
Total other comprehensive income	4	—
Total comprehensive loss	$(104,323)	$(94,347)

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2018	33,863,077	$34	$306,053	$—	$(201,109)	$104,978
At the market offering, net of offering costs of $262	2,074,799	2	8,423	—	—	8,425
Exercise of stock options	24,714	—	42	—	—	42
Issuance under employee stock purchase plan	123,664	—	545	—	—	545
Stock-based compensation expense	—	—	10,049	—	—	10,049
Net loss	—	—	—	—	(94,347)	(94,347)
Balance as of December 31, 2019	36,086,254	$36	$325,112	$—	$(295,456)	$29,692
At the market offering, net of offering costs $1,026	5,173,730	5	33,129	—	—	33,134
Exercise of stock options	345,479	1	1,086	—	—	1,087
Common stock offering, net of offering costs of $8,475	16,979,371	17	125,406	—	—	125,423
Issuance under employee stock purchase plan	314,397	—	1,016	—	—	1,016
Stock-based compensation expense	—	—	13,966	—	—	13,966
Warrant exercises	16,144	—	—	—	—	—
Change in fair value of investments	—	—	—	4	—	4
Net loss	—	—	—	—	(104,327)	(104,327)
Balance as of December 31, 2020	58,915,375	$59	$499,715	$4	$(399,783)	$99,995

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(104,327)	$(94,347)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	912	843
Non-cash operating lease cost	1,928	1,773
Amortization of debt discount and other non-cash interest	1,059	958
Stock-based compensation	13,312	9,991
Amortization of discount on available-for-sale securities	(5)	—
Change in operating assets and liabilities:
Accounts receivable	1,959	(11,563)
Prepaid expenses and other current assets	818	(1,789)
Inventory	(2,368)	(4,271)
Accounts payable	(924)	(2,770)
Accrued expenses and other current liabilities	(1,763)	9,630
Lease liabilities and other long-term liabilities	(1,295)	(1,175)
Net cash used in operating activities	(90,694)	(92,720)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(1,942)	(1,335)
Purchases of short-term investments	(113,592)	—
Proceeds from sales or maturities of short-term investments	37,325	—
Net cash used in investing activities	(78,209)	(1,335)
Cash flows from financing activities:
Proceeds from common stock offerings, net of offering costs	158,557	8,425
Payment of principal on finance lease	(32)	(30)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	2,103	587
Net cash provided by financing activities	160,628	8,982
Net decrease in cash, cash equivalents and restricted cash:	(8,275)	(85,073)
Cash, cash equivalents and restricted cash at beginning of period	98,031	183,104
Cash, cash equivalents and restricted cash at end of period	$89,756	$98,031
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$89,756	$98,031
Less restricted cash (Notes 9 and 10)	(12,492)	(12,582)
Cash and cash equivalents at end of period	$77,264	$85,449

Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for finance lease obligation	$—	$136
Purchases of property and equipment in accounts payable	130	195

Supplemental disclosure:
Cash paid for interest	$7,528	$7,522
Right-of-use assets obtained in exchange of operating lease obligations	—	1,852

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1: Nature of business

Nature of Business— Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. The Company has applied its AMPPLIFY® mucus-penetrating particle (“MPP”) Drug Delivery Technology to loteprednol etabonate (“LE”), a corticosteroid designed for ocular applications, resulting in the U.S. Food and Drug Administration’s (the “FDA”) approval of EYSUVISTM (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS ® (loteprednol etabonate ophthalmic suspension) 1% as the first and only topical twice-daily ocular corticosteroid for treatment of post-operative inflammation and pain following ocular surgery.

In January 2019, the Company launched its first commercial product, INVELTYS, in the United States and began shipping its second commercial product, EYSUVIS, to wholesalers in the United States in late December 2020 with the full promotional launch commencing in early January 2021. The Company is engaged in the commercialization of EYSUVIS and INVELTYS, research and development activities, raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high-risk, research and development of pharmaceutical product candidates and launching products for the first time. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to successfully commercialize its products, the success of its research and development efforts, its ability to obtain regulatory approval of its product candidates, its ability to raise additional capital when needed and, ultimately, attain profitable operations.

The Company is also progressing its pipeline of proprietary preclinical development programs targeted to address front and back of the eye diseases. These preclinical development programs, all of which are new chemical entities, include its receptor Tyrosine Kinase Inhibitor program, that is designed to inhibit the vascular endothelial growth factor pathway, for the treatment of retinal diseases, including wet age-related macular degeneration; its selective glucocorticoid receptor modulators, which are a novel class of therapies designed to modify the downstream activity of the receptors to exhibit the anti-inflammatory and immunomodulatory properties of the corticosteroid class of therapies without their associated side effects; and its novel surface targeting steroid designed to target the ocular surface and thus have the potential to have fewer side effects compared to traditional topical steroids. The Company owns all intellectual property and worldwide rights to these pipeline preclinical development programs.

Recent Financings— On August 9, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 27, 2018 (the “2018 Shelf Registration”). Under the 2018 Shelf Registration, the Company could initially offer and sell up to $250,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the 2018 Shelf Registration becoming effective. On October 5, 2018, the Company sold 7,500,000 shares of the Company’s common stock (the “Shares”) in an underwritten offering pursuant to the 2018 Shelf Registration at a public offering price of $8.25 per share, before underwriting discounts and commissions. In addition, the underwriters were granted an overallotment option to purchase an additional 1,125,000 shares of the common stock at the same public offering price, less underwriting discounts and commissions (the “Overallotment Shares”). On October 11, 2018, the underwriters exercised in full their option to purchase the Overallotment Shares. The total number of Shares and Overallotment Shares sold by the Company in the offering was 8,625,000 shares, resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $66,132.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

In connection with the filing of the Shelf Registration, the Company entered into a sales agreement with Jefferies, LLC (the “2018 Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $50,000 of its common stock in an at-the-market equity offering (“ATM Offering”) through Jefferies, LLC, as sales agent. As of December 31, 2019, the Company issued 2,592,934 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of $13,059. During the first quarter of 2020, the Company issued an aggregate of 2,352,671 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of $12,546. On March 10, 2020, the Company notified Jefferies that it was suspending and terminating the prospectus related to the 2018 Sales Agreement.

On March 11, 2020, the Company sold 16,000,000 shares of its common stock in an underwritten offering (the “2020 Offering”), pursuant to the 2018 Shelf Registration, at a public offering price of $7.89 per share, resulting in net proceeds of $118,207, after underwriting discounts, commissions, and offering expenses. In addition, the underwriters of the 2020 Offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions and offering expenses. On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, resulting in net proceeds to the Company of $7,216, after underwriting discounts, commissions, and offering expenses. The total number of shares sold by the Company in the 2020 Offering was 16,979,371, resulting in total net proceeds to the Company, after underwriting discounts, commissions, and offering expenses, of $125,423. Under the 2018 Shelf Registration, the Company has issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds of $231,666. There was $18,334 of securities available to be issued under the 2018 Shelf Registration as of December 31, 2020.

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020, (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement with Jefferies pursuant to which it may issue and sell, from time to time, up to an aggregate of $75,000 of its common stock under its ATM Offering through Jefferies, as a sales agent. During the fourth quarter of 2020, the Company issued an aggregate of 2,821,059 shares of its common stock under the ATM Offering, resulting in net proceeds of $20,612. As of December 31, 2020, there was approximately $53,751 of shares of common stock remaining under the ATM Offering that the Company may issue and sell in the future and, excluding the funds designated to be offered under its ATM Offering, there was approximately $275,000 of securities available to be issued under the 2020 Shelf Registration. In January 2021, the Company issued and sold an additional 2,552,457 shares of its common stock under its ATM Offering, resulting in net proceeds of $18,226. As of the date of this Annual Report on Form 10-K, there was $35,000 of shares of common stock remaining under the ATM Offering that we may issue and sell in the future.

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”), with Athyrium Opportunities III Acquisition LP (“Athyrium”). The Athyrium Credit Facility provides for a Term Loan A in the aggregate principal amount of $75,000 (the “Athyrium Term Loan A”), and a Term Loan B in the aggregate principal amount of $35,000 (the “Athyrium Term Loan B”). On October 1, 2018, the Company borrowed the entire principal amount of the Athyrium Term A Loan. The Company did not satisfy the conditions to draw down any of the Term Loan B funds, and as a result, the Term Loan B funds are no longer available.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

COVID-19 – The ongoing novel coronavirus pandemic, commonly referred to as COVID-19, which began in December 2019 and was declared a global pandemic by the World Health Organization on March 11, 2020, has spread worldwide, causing federal, state and local governments to implement measures to slow the spread of the pandemic through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. In order to safeguard the health of its employees, the Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state and local governments, regarding working-from-home practices for non-essential employees. As a result, all office-based personnel have been instructed to work from home, and the Company’s laboratory facilities, that support its early-stage research activities, are being utilized as necessary. In addition, the Company previously suspended its sales force from substantially all in-person interactions with physicians and customers and was limited to conducting educational and promotional activities virtually. However, the Company’s sales force has resumed substantially all in-person interactions in the field. If it suspends all or some in-person interactions with physicians and customers in the future, or to the extent physicians and customers limit in-person interactions, the Company is limited to conducting educational and promotional activities virtually, which has hampered, and may continue to hamper, its ability to market INVELTYS. The effects of COVID-19 may also disrupt the full promotional launch and commercialization of EYSUVIS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on the Company’s commercialization efforts of EYSUVIS and INVELTYS and its operational and financial performance will depend on certain developments, including the length and severity of this pandemic and the impact on its customers, employees, vendors, and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

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

Basis of Presentation—The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated only limited revenues to date from product sales and has incurred recurring losses and negative cash flows from operations, including a net loss of $104,327 and $94,347, for the years ended December 31, 2020 and 2019, respectively, and used cash in operations of $90,694 and $92,720, in the years ended December 31, 2020 and 2019, respectively. The Company has financed its operations to date primarily through proceeds from its initial public offering of common stock (“IPO”), follow-on public offerings of common stock and sales of its common stock under its ATM Offering facility, private placements of preferred stock, borrowings under credit facilities, convertible debt financings and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. The Company expects to continue to incur significant expenses and operating losses. Net losses may fluctuate from quarter-to-quarter and year-to-year.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company expects that its cash, cash equivalents and short-term investments as of December 31, 2020, together with anticipated net revenue from sales of INVELTYS, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least 12 months from the date these consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

Use of Estimates— The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions relied upon in preparing these consolidated financial statements relate to, but are not limited to, revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock-based compensation, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

Product Revenues, Net— The Company sells EYSUVIS for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS, its topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery, primarily to wholesalers in the United States (“Customers”). These Customers subsequently resell the Company’s products to specialty and other retail pharmacies. In addition to agreements with Customers, the Company enters into arrangements with third-party payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of its products.

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

Performance Obligations

The Company determined that performance obligations are satisfied and revenue is recognized when a customer takes control of the Company’s products, which occurs at a point in time. This generally occurs upon delivery of the products to customers, at which point the Company recognizes revenue and records accounts receivable. Payment is typically received 70 to 90 days after satisfaction of the Company’s performance obligations.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns. The Company will estimate the amount of variable consideration that should be included in the transaction price. These estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. These provisions reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in net sales only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. In general, performance obligations do not include any estimated amounts of variable consideration that are constrained. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the years ended December 31, 2020 and 2019:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of January 1, 2019	$—	$—	$—
Provision related to current period sales	4,031	321	24,812
Credit/payments made	(2,248)	(141)	(14,768)
Balance as of December 31, 2019	$1,783	$180	$10,044
Provision related to current period sales	3,937	207	23,265
Changes in estimate related to prior period sales	21	213	74
Credit/payments made	(4,584)	—	(28,479)
Balance as of December 31, 2020	$1,157	$600	$4,904
(1)	Trade discounts, allowances and chargebacks include fees for distribution service fees, prompt pay and other discounts, and chargebacks. Trade discounts, allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable on the Company’s consolidated balance sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
(3)	Rebates and incentives include managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

As of December 31, 2020 and 2019, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Accounts Receivable, net—Accounts receivable are reported on the consolidated balance sheets at outstanding amounts due from Customers for product sales. The Company deducts sales discounts for prompt payments and other discounts, contractual fees for service arrangements, and chargebacks from accounts receivable. The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of Customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible.

The Company recorded no allowance for doubtful accounts as of December 31, 2020 or December 31, 2019. The Company recorded an allowance of $1,157 and $1,783 for expected sales discounts, related to prompt pay discounts and other discounts, contractual fee for service arrangements and chargebacks, to wholesalers and distributors as of December 31, 2020 and December 31, 2019, respectively.

Cost of Product Revenues—The cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory as well as excess or obsolete inventory, and other manufacturing overhead costs. The Company expensed cost of product revenues related to INVELTYS as research and development expenses prior to regulatory approval and expensed cost of product revenues related to EYSUVIS as research and development expenses prior to the determination that FDA approval was probable and before the future economic benefit of the drug was expected to be realized.

Cash and Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Periodically, the Company maintains cash, cash equivalents, short-term investments in accredited financial institutions in excess of federally insured limits. The Company deposits its cash, cash equivalents, short-term investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Three Customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2020 and 2019. These Customers comprised 39%, 33% and 25% of the accounts receivable balance, respectively, as of December 31, 2020 and 41%, 35% and 23% of the accounts receivable balance, respectively, as of December 31, 2019. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balances is collectible as of December 31, 2020. The same three Customers comprised 10% or more of the Company’s revenue during the years ended December 31, 2020 and 2019. These Customers comprised 40%, 29% and 28% of revenue, respectively, during the year ended December 31, 2020 and 39%, 33% and 26% of revenue, respectively, during the year ended December 31, 2019. The Company has no financial instruments with off-balance sheet risk of loss.

Cash Equivalents—The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Restricted Cash—As of December 31, 2020 and 2019, the Company had restricted cash of $12,492 and $12,582, respectively, which represents cash held to satisfy its financial covenant (See Note 10) and serve as collateral for the Company’s vehicle fleet lease, credit cards and its facility lease in Watertown, Massachusetts (See Note 9). This cash is classified as a non-current asset and included within Restricted cash and other long-term assets in the accompanying consolidated balance sheets.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Investments—The Company determines the appropriate classification of its investments at the time of purchase. The Company’s investments are classified as available-for-sale in accordance with ASC Topic 320. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in comprehensive loss on the consolidated statements of operations and comprehensive loss and in accumulated other comprehensive income or loss on the consolidated balance sheets. Realized gains and losses, interest income earned on the Company’s cash, cash equivalents and investments, and amortization or accretion of discounts and premiums on investments are included within other income (expense).

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The Company did not record any such impairments during the year ended December 31, 2020.

Inventory—Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out method. Costs include amounts related to third party manufacturing, transportation, internal labor and overhead. The Company capitalizes pre-launch inventory when it believes regulatory approval and subsequent commercialization of the product candidate is probable and expects the future economic benefit of the drug to be realized. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of achieving regulatory approvals for the Company’s similar products, the amount of inventory that is likely to be used in commercial production, receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications and the compilation of the regulatory application. The Company also monitors the status of the product within the regulatory review and approval process, including all relevant communication with regulatory authorities. For inventories capitalized in preparation for product launch, anticipated future sales, expected shelf life and expected approval date are taken into account when evaluating realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in assessing whether to capitalize pre-launch inventory, the Company considers the product stability data of all of the pre-launch inventory procured or produced to date to determine whether there is adequate shelf life. If management is aware of any specific material risks or contingencies other than the normal regulatory review and approval process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as a research and development expense in the period incurred. For INVELTYS, capitalization of costs as inventory began when the Company believed regulatory approval and subsequent commercialization of the product candidate was probable and expected the future economic benefit of the drug to be realized, which was concluded to be upon U.S. regulatory approval. For EYSUVIS, capitalization of costs as inventory began in the third quarter of 2020 when the Company believed regulatory approval and subsequent commercialization of the product candidate was probable and expected the future economic benefit of the drug to be realized.

Inventory produced that will be used in a promotional sample program is expensed to selling, general and administrative expense when it is designated as a sample. Long-term inventory includes raw materials, work-in-progress and/or finished goods inventory with an anticipated consumption or sale beyond one year based on the Company’s forecasted expectations.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company’s facilities operating leases have lease and non-lease components which the Company has elected to use the practical expedient and account for each lease component and related non-lease component as one single component. The lease component results in a right-of-use asset being recorded on the consolidated balance sheets and amortized as lease expense on a straight-line basis to the consolidated statements of operations and comprehensive loss.

Property and Equipment, net—Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Depreciation expense is included in loss from operations on the consolidated statements of operations and comprehensive loss. Laboratory equipment and office and computer equipment is depreciated over three to five years. Leasehold improvements are depreciated over the shorter of their useful life or the life of the lease. Major additions and upgrades are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations on the consolidated statements of operations and comprehensive loss.

Patent Costs—Costs to secure and defend patents are expensed as incurred and are classified as selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, the assets are recorded at the lesser of the carrying value or fair value. For the years ended December 31, 2020 and 2019, no impairment charges were recorded.

Segment Information—Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Chief Executive Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on the development and commercialization of innovative therapies for diseases of the eye. All of the Company’s tangible assets are held in the United States. To date, all of the Company’s revenue has been generated in the United States.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Research and Development Costs—Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses and other outside expenses. Research and development costs are expensed as incurred. The Company expenses costs relating to the production of inventory for its product candidates as research and development expenses within its consolidated statements of operations and comprehensive loss in the period incurred, until the point the Company believes regulatory approval and subsequent commercialization of the product candidate is probable and it expects the future economic benefit from sales of the drug to be realized. Research and development costs that are paid in advance of performance, including nonrefundable prepayments for goods or services, are deferred and capitalized as a prepaid expense. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Accrued Expenses— The Company accrues for variable consideration related to rebates, sales incentives and allowances, and returns. Such estimates are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of the accrued expense. The Company also accrues expenses related to development activities performed by third parties based on an evaluation of services received and efforts expended pursuant to the terms of the contractual arrangements. Payments under some of these contracts depend on clinical trial milestones. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual or prepaid expense accordingly.

Stock-Based Compensation—The Company accounts for all stock-based awards granted as compensation expense at fair value. The Company generally issues stock-based awards with the measurement date for awards as the date of grant. Stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. For performance awards whose vesting is contingent upon a specified event, the Company recognizes stock-based compensation expense over the derived service period, based on the probability of achievement of the specified event. The Company recognizes compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur. Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided, or capitalized with inventory until related expense is recognized.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and will continue to do so until it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. The fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equal to the closing sale price of the Company’s common stock on the date of grant.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

Net Loss per Share—Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants and the issuance of unvested RSUs and PSUs.

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and unvested RSUs and PSUs. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, potentially dilutive securities excluded from the calculation of diluted net loss per share because including such securities would have an anti-dilutive effect consisted of outstanding options to purchase 8,745,127 and 7,453,076 shares of the Company’s common stock, respectively, an aggregate of 942,222 unvested RSUs and PSUs as of December 31, 2020 and an aggregate of 248,505 and 384,163 unexercised warrants as of December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. The ASU was effective on January 1, 2020 and the adoption of ASU 2018-13 did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software -Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU was effective on January 1, 2020 and the adoption of ASU 2018-15 did not have a material effect on the Company’s consolidated financial statements.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be Smaller Reporting Companies (“SRCs”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and for all other entities, including SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, beginning January 1, 2023, the Company does not expect ASU 2019-10 to have a material effect on its consolidated financial statements.

Note 3: Fair Value of Financial Instruments

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

The Company’s financial instruments consist primarily of cash equivalents and short-term investments in money market funds and short-term securities. Cash equivalents and short-term investments are reported at their respective fair values on the Company’s consolidated balance sheets. See Note 4, “Investments” for additional information.

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of December 31, 2020:

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$63,811	$63,811	$—	$—
Short-term investments	76,276	76,276	—	—
Total Assets	$140,087	$140,087	$—	$—

During the year ended December 31, 2020 there were no transfers between Level 1, Level 2, and Level 3. There were no cash equivalents or short-term investments as of December 31, 2019.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The carrying value reported on the accompanying consolidated balance sheets of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term nature. Management believes that the Company’s long-term debt (see Note 10) bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value of long-term debt, also approximates its fair value. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

Note 4: Investments

Investments by security type consisted of the following as of December 31, 2020:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$26,744	$2	$—	$26,746
U.S. government agencies securities	49,528	2	—	49,530
Total	$76,272	$4	$—	$76,276

As of December 31, 2020, all of the Company’s investments had a contractual maturity within one year. The fair value of all of the Company’s investments are classified as short-term on its consolidated balance sheets. The Company did not have any investment securities as of December 31, 2019.

Note 5: Inventory

Inventory consists of the following:

	December 31,	December 31,
	2020	2019

Raw materials	$801	$1,387
Work in progress	6,437	4,166
Finished goods	4,210	2,873
Total inventory	$11,448	$8,426

As of December 31, 2020, the Company had $5,229 of current inventory and $6,219 of long-term inventory. As of December 31, 2019, the Company had $4,648 of current inventory and $3,778 of long-term inventory.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 6: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, consists of the following:

	December 31,	December 31,
	2020	2019

Insurance	$1,201	$906
Deposits	606	699
Non-trade receivables	250	1,535
Other	949	684
Prepaid expenses and other current assets	$3,006	$3,824

Note 7: Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2020	2019

Equipment	$2,652	$2,627
Furniture and office equipment	1,144	1,144
Computer hardware and software	1,108	892
Leasehold improvements	356	356
Construction in progress	1,330	195
Property and equipment—at cost	6,590	5,214
Less: Accumulated depreciation	(3,424)	(2,516)
Property and equipment—net	$3,166	$2,698

Depreciation expense for the years ended December 31, 2020 and 2019 was $908 and $843, respectively.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 8: Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019

Compensation and benefits	$9,676	$6,502
Accrued revenue reserves (1)	5,224	9,482
Commercial costs	2,103	930
Professional services	926	760
Contract manufacturing	336	630
Development costs	154	1,600
Other	552	1,025
Accrued expenses	$18,971	$20,929
(1)	As of December 31, 2020 and 2019, $280 and $742 of additional revenue reserves were in accounts payable, respectively.

Note 9: Lease

Operating leases

On February 28, 2018, the Company entered into a lease agreement with 480 Arsenal Group LLC (the “Arsenal Group”) for the lease of a portion of the building located at 490 Arsenal Way Watertown, Massachusetts (the “Watertown Lease”). The initial term of the Watertown Lease is eight years with an option to extend for an additional five years, which are recognized as part of the Company’s right of use asset and lease liability. The Company occupied the premises in Watertown in early 2019 as its corporate headquarters and for research and development. The lease commencement date was November 15, 2018 and the Company concluded that it controlled the space, as of the lease commencement date.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Watertown Lease.

●	Expected lease term – The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods where failure to exercise such options would result in an economic penalty.
●	Incremental borrowing rate - As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of the Company’s Athyrium Credit Facility and adjusting it for factors that reflect the profile of secured borrowing over the expected term of the lease.

The Company recognized the right-of-use asset and corresponding lease liability by calculating the present value of lease payments, discounted at 9.9%, the Company’s estimated incremental borrowing rate, over the 13 year expected term. As of December 31, 2020, the remaining lease term on the Watertown Lease was 10.8 years. Variable lease expense for the Watertown Lease, includes real estate taxes, common area maintenance, and management fees.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

In connection with the Watertown Lease, the Company issued a letter of credit to the Arsenal Group for $2,042. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash on the consolidated balance sheets as of December 31, 2020 and December 31, 2019.

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it currently leases approximately 65 vehicles. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450, which is reported as restricted cash on the consolidated balance sheets as of December 31, 2020 and December 31, 2019. The Vehicle Fleet Lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019. As of December 31, 2020, the remaining lease term was 1.2 years.

The components of lease expense and related cash flows were as follows:

	Year Ended
	December 31,
	2020	2019
Lease cost
Operating lease cost	$4,741	$4,614
Variable lease cost	1,848	1,766
Total lease cost	$6,589	$6,380

Operating cash outflows from operating leases	$5,981	$5,445

Maturities of lease liability due under these operating lease agreements as of December 31, 2020 are as follows:

Years Ending December 31,
2021	$4,274
2022	4,062
2023	3,960
2024	4,079
2025	4,201
Thereafter	27,135
Total minimum lease payments	47,711
Less: amount representing interest	(19,038)
Present value of lease liabilities	$28,673

Note 10: Debt

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”) with Athyrium Opportunities III Acquisition LP (“Athyrium”) for up to $110,000. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75,000 (the “Term Loan A”), and a Term Loan B in the aggregate principal amount of $35,000 (the “Term Loan B”). On October 1, 2018, the Company borrowed the entire principal amount of the Term Loan A. The Company did not satisfy the conditions to draw down any of the Term Loan B funds, and as a result, the Term Loan B funds are no longer available. The maturity date of the Athyrium Credit Facility is October 1, 2024, the six-year anniversary of the close.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Term Loan A bears interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The unpaid principal amount of the Term Loan A is due and payable in quarterly installments starting on October 1, 2022. The Company may make voluntary prepayments, in whole or in part, and subject to certain exceptions, is required to make mandatory prepayments upon the occurrence of certain events of default as defined in the agreement, including but not limited to, the occurrence of a change of control. In addition, upon payment or repayment of any outstanding balance under the Athyrium Credit Facility, the Company will have to pay a 1% exit fee of the total principal payments (whether mandatory, voluntary, or at maturity) made throughout the term. The exit fee of $750 based on the $75,000 principal amount outstanding, will be accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

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

The Athyrium Credit Facility includes features requiring (1) additional interest rate upon an event of default accrued at an additional 3%, or a total interest rate of 12.875%, and (2) the lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of December 31, 2020. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the consolidated statements of operations and comprehensive loss.

The Athyrium Credit Facility is secured by a pledge of substantially all of the Company’s assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability to, among other things, incur and prepay additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, change in the nature of business, enter into sale and leaseback transactions, make distributions, and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Athyrium Credit Facility also contains a financial covenant requiring the Company to maintain at least $10,000 of cash and cash equivalents. As a result of this financial covenant, the Company has recorded $10,000 as restricted cash as of December 31, 2020 and December 31, 2019. As of December 31, 2020, the Company was in compliance with the covenants.

In connection with the Athyrium Credit Facility, the Company issued a warrant (“Warrant”), to purchase up to 270,835 shares of the Company’s common stock, at an exercise price per share of $12.18456. The Warrant is immediately exercisable as to 184,660 shares. The remaining 86,175 shares under the Warrant were exercisable only upon the Company’s draw of the Term Loan B and, as a result, the remaining 86,175 shares under the Warrant are no longer exercisable. The Warrant is exercisable through October 1, 2025 and is classified as an equity instrument. The Company allocated the proceeds from the Term Loan A to the Warrant using the relative fair value method. The fair value of the Warrant of $1,900 was recognized as equity with a corresponding debt discount of $1,980.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

In addition, the Company paid certain fees to Athyrium and other third-party service providers. These fees paid to Athyrium were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs, along with the fair value of the Warrant of $1,900 are being amortized using the effective interest method over the term of the Athyrium Credit Facility. The amortization of debt discount and debt issuance cost is included in interest expense within the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the effective interest rate was 11.63%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs. During the year ended December 31, 2020, the Company recognized interest expense of $8,440 which consisted of amortization of the debt discount of $910, and the contractual coupon interest expense of $7,530. During the year ended December 31, 2019, the Company recognized interest expense of $8,316, which consisted of amortization of the debt discount of $807, and the contractual coupon interest expense of $7,509.

The components of the carrying value of the debt as of December 31, 2020 and December 31, 2019 are detailed below:

	December 31,	December 31,
	2020	2019
Principal loan balance	$75,000	$75,000
Unamortized debt discount and issuance cost	(3,088)	(3,999)
Cumulative accretion of exit fee	331	183
Long-term debt, net	$72,243	$71,184

The annual principal payments due under the Athyrium Credit Facility as of December 31, 2020 were as follows:

Years Ending December 31,
2021	$—
2022	16,665
2023	33,330
2024	25,005
Total	$75,000

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 11: Warrants

The Company has issued warrants in connection with debt transactions that were completed prior to 2017.

In connection with and in consideration for the commitment of the Athyrium Credit Facility, on October 1, 2018, the Company issued to Athyrium the Warrant as described in Note 10.

The following table summarizes the common stock warrants outstanding as of December 31, 2020 and December 31, 2019, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	December 31,	December 31,
Issued	Price	Date	From	2020	2019
2013	$7.50	April 2021	July 2017	33,333	82,816
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
				248,505	297,988

Note 12: Common and Preferred Stock

Preferred Stock

The Company was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2020 and 2019. There was no preferred stock outstanding as of December 31, 2020 and 2019.

Common Stock

The Company was authorized to issue up to 120,000,000 shares of common stock with a $0.001 par value per share as of December 31, 2020 and 2019. The Company had 58,915,375 and 36,086,254 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Each election of directors by the Company’s stockholders will be determined by a plurality of the votes cast by the stockholders entitled to vote on the election. Holders of common stock are entitled to receive proportionately any dividends as may be declared by the Company’s Board of Directors (the “Board”), subject to any preferential dividend rights of outstanding preferred stock that it may issue in the future.

In the event of the Company’s liquidation or dissolution, the holders of its common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any of its outstanding preferred stock. Holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to and may be adversely affected by the rights of the holders of shares of any series of its preferred stock that it may designate and issue in the future.

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock that the Company may issue in the future.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

Reserved Shares

As of December 31, 2020 and 2019, the Company has reserved shares of common stock for issuance upon exercise of rights under warrants, under the Amended and Restated 2017 Employee Stock Purchase Plan (as amended, the “ESPP”), upon the exercise of stock options and upon the vesting of RSUs and PSUs as follows (see Note 13):

	December 31,	December 31,
	2020	2019
Warrant rights to acquire common stock	248,505	384,163
ESPP	484,772	438,307
Outstanding inducement stock option awards	945,842	705,500
2009 Plan	2,251,570	2,530,586
2017 Plan	7,813,784	4,429,849
Total	11,744,473	8,488,405

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 13: Stock-based Compensation

Stock Incentive Plans

In December 2009, the Board adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors. Upon the closing of the Company’s IPO, no further awards will be made under the 2009 Plan.

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective. The 2017 Plan was established to provide equity-based ownership opportunities for employees, officers, directors, consultants, and advisors. On June 25, 2020, the 2017 Plan was amended to increase the number of shares of common stock authorized for issuance thereunder by 2,000,000 shares. As of December 31, 2020, there were 1,323,847 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to an additional 2,251,570 shares, which is the number of shares issuable pursuant to outstanding awards granted under the 2009 Plan.

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

Inducement Stock Option Awards

During the years ended December 31, 2020 and December 31, 2019, the Company granted non-statutory stock options to purchase an aggregate of 350,800 shares and 207,500 shares of the Company’s common stock, respectively, to new employees. These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each option award vesting monthly thereafter for three-years. Vesting of each option award is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2017 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A summary of option activity for employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the year ended December 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding as of January 1, 2020	7,453,076	$7.46	7.7	$1,313
Granted	1,816,222	4.63
Exercised	(345,479)	3.15
Forfeited	(178,692)	8.30
Outstanding as of December 31, 2020	8,745,127	$7.03	7.3	$16,275
Vested or expected to vest as of December 31, 2020	8,745,127	$7.03	7.3	$16,275
Options exercisable as of December 31, 2020	5,362,040	$7.45	6.5	$10,235

The Company records stock-based compensation related to stock options granted at fair value. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted during the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020			2019
Expected volatility	79.6%	–	82.5%	80.7%	–	83.7%
Risk-free interest rate	0.37%	–	1.73%	1.44%	–	2.58%
Expected dividend yield		0%			0%
Expected term (in years)	5.91	–	6.08	5.27	–	6.63

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

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The weighted average grant-date fair value of options granted during the years ended December 31, 2020 and 2019, was $3.20 and $3.45, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. As of December 31, 2020 and 2019, there was $15,753 and $19,201, respectively, of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted-average period of 2.35 years and 2.31 years, respectively. Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended
	December 31,
	2020	2019

Cost of product revenues	$92	$268
Research and development	3,083	2,844
Selling, general and administrative	10,137	6,879
Total	$13,312	$9,991

Stock-based compensation costs capitalized into inventory totaled $888 and $59 for the years ended December 31, 2020 and 2019, respectively. Capitalized stock-based compensation is recognized as an expense in cost of product revenues when the related product is sold or in selling, general and administrative expense when the related product is designated as a sample.

The Company received cash proceeds from the exercise of stock options of $1,087 and $42 during the years ended December 31, 2020 and 2019, respectively. The total intrinsic value of options exercised for the year ended December 31, 2020 and 2019, was $2,124 and $98, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units—In June 2020, the Company issued RSUs to certain executives and Board members, as well as PSUs to certain executives and other employees. The Company granted 135,560 RSUs to certain executives which vest 50% on the first anniversary of the grant date, and 50% on the second anniversary of the grant date. Additionally, the Company issued 128,000 RSUs to members of the Board which will vest upon the earlier of the first anniversary of the 2020 Annual Meeting of Stockholders or the date of the 2021 Annual Meeting of Stockholders. The Company issued 693,537 PSUs to certain executives and other employees tied to certain performance criteria, which will vest, if at all, as to 50% on the first anniversary of satisfying the performance criteria and the remaining 50% vesting upon the second anniversary of satisfying the performance criteria. The Company has determined that the performance criteria for these awards has been achieved but the awards have not vested as of December 31, 2020. As of December 31, 2020, a total of 942,222 RSUs and PSUs were unvested and outstanding, which results in unrecognized stock-based compensation of $7,315 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.16 years.

A summary of activity for RSUs and PSUs for the year ended December 31, 2020 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested and outstanding balance as of January 1, 2020	—	$—
Changes during the period:
RSUs granted	263,560	11.70
PSUs granted	693,537	11.70
PSUs forfeited	(14,875)	11.70
Unvested and outstanding balance as of December 31, 2020	942,222	$11.70

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each January 1; the second offering period begins on the first trading day on or after each July 1. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The fair value of the purchase rights granted under the ESPP was estimated on the date of grant, using the Black-Scholes option-pricing model. During the year ended December 31, 2020, employees of the Company purchased an aggregate of 314,397 shares under the ESPP. During the year ended December 31, 2019, employees of the Company purchased an aggregate of 123,664 shares under the ESPP.

Note 14: Income Taxes

The Company has had no income tax expense due to operating losses incurred for the years ended December 31, 2020 and 2019. The Company has also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Effect of:
Change in valuation allowance	(22.2)	(25.8)
Research and development tax credits	0.9	1.0
State income taxes, net of federal benefit	1.2	4.3
Other	(0.9)	(0.5)
Effective income tax rate	—%	—%

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$67,368	$49,018
Lease liabilities	8,152	9,369
Stock-based compensation	7,413	5,414
Capitalized research and development and start-up expenditures	5,258	6,733
Research and development tax credit carryforwards	2,398	6,250
Rebates, incentives, trade discounts and allowances	2,177	—
Other	2,609	2,467
Total deferred tax assets	$95,375	$79,251
Deferred tax liabilities:
Right-of-use assets	(7,810)	(9,178)
Total deferred tax liabilities	$(7,810)	$(9,178)
Valuation allowance	$(87,565)	$(70,073)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020 and 2019. The valuation allowance increased by $17,492 in 2020 due to an increase in the net operating loss carryforwards and research and development tax credits, partially offset by limitations caused by ownership changes under the provisions of Section 382 and Section 383 of the Internal Revenue Code of 1986. Management reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of $243,155 and $168,801, respectively, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2020 and 2019, the Company had state net operating loss carryforwards of $214,989 and $171,804, respectively, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2030. As of December 31, 2020 and 2019, the Company also had federal and state research and development credit carryforwards of approximately $2,398 and $6,250, respectively, which begin to expire in 2039 (federal) and 2034 (state).

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company previously completed an analysis and determined that an ownership change has materially limited the net operating loss carryforwards and research and development tax credits available to offset future tax liabilities.

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

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

As of December 31, 2020 and 2019 the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2020 and 2019.

Note 15: Commitments and Contingencies

License Agreement — In 2009, the Company entered into an exclusive license agreement with The Johns Hopkins University (“JHU”), as amended in November 2012, May 2014, August 2014, October 2014, June 2018, and July 2020, which licensed to the Company a portfolio of specified patent rights and remains in full force and effect. Pursuant to the terms of the agreement, as amended, the Company agreed to pay an initial license fee, minimum annual payments beginning in 2017, certain development and commercial milestone payments, royalties on product sales and reimburse all or a portion of the costs associated with the preparation, filing, prosecution and maintenance of the agreed-upon patents and patent applications to JHU.

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $38. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $113. The Company is obligated to pay JHU low single-digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. The Company also has an obligation to pay JHU certain one-time development and commercial milestone payments. During the year ended December 31, 2020, the Company paid JHU $113 in royalty payments associated with the sale of EYSUVIS and INVELTYS. During the year ended December 31, 2019, the Company paid JHU $413 related to the first commercial sale milestone and subsequent royalties. The Company is obligated to pay JHU a $150 milestone payment within 60 days of the first commercial sale of EYSUVIS in the United States which has been included within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2020.

The Company recorded other expenses related to the JHU agreement of $134 and $253 for each of the years ended December 31, 2020 and 2019, respectively.

The Company’s minimum obligations due under its license agreements as of December 31, 2020, are as follows:

Years Ending December 31,
2021	$113
2022	113
2023	113
2024	113
2025	113
Thereafter	900
Total minimum license payments	$1,465

Other Commitments — The Company entered into a commercial supply agreement with Catalent Pharma Solutions, LLC to manufacture commercial supplies of EYSUVIS and INVELTYS. The commercial supply agreement contains annual minimum purchase requirements, which increased upon FDA approval of EYSUVIS on October 26, 2020.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company has the following minimum purchase obligations for EYSUVIS and INVELTYS:

Years Ending December 31,
2021	$2,295
2022	5,390
2023	6,285
2024	7,875
2025	8,199
Thereafter	17,925
Total minimum purchase commitments	$47,969

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

As of December 31, 2020 and 2019, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and has no amount accrued related to these contingencies. The Company does not expect these indemnifications to have a material adverse effect on these consolidated financial statements.

Note 16: Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the ‘‘401(k) Plan’’) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits.

The Company made discretionary matching contributions of $446 and $454 to the 401(k) Plan during for the years ended December 31, 2020 and 2019, respectively.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 17: Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Product revenues, net	$1,071	$833	$2,220	$2,238
Costs and expenses	21,196	22,113	28,062	31,222
Total other income (expense)	(1,830)	(2,032)	(2,106)	(2,128)
Net loss attributable to common stockholders	$(21,955)	$(23,312)	$(27,948)	$(31,112)
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.42)	$(0.50)	$(0.55)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Product revenues, net	$1,386	$2,057	$1,451	$1,180
Costs and expenses	25,436	24,467	23,018	21,377
Total other income (expense)	(1,338)	(1,415)	(1,609)	(1,761)
Net loss attributable to common stockholders	$(25,388)	$(23,825)	$(23,176)	$(21,958)
Net loss per share attributable to common stockholders—basic and diluted	$(0.75)	$(0.70)	$(0.68)	$(0.63)