Form 10-Q
period 2021-03-31
Kala Pharmaceuticals, Inc.
filed 2021-05-05
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 64,642,365 shares of Common Stock, $0.001 par value per share, outstanding as of May 4, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$127,970	$77,264
Short-term investments	28,015	76,276
Accounts receivable, net	12,206	9,604
Inventory	8,241	5,229
Prepaid expenses and other current assets	2,633	3,006
Total current assets	179,065	171,379
Non-current assets:
Property and equipment, net	3,042	3,166
Long-term inventory	6,200	6,219
Right-of-use assets	28,542	27,853
Restricted cash and other long-term assets	12,978	12,989
Total assets	$229,827	$221,606
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,855	$1,724
Accrued expenses and other current liabilities	15,149	18,971
Current portion of lease liabilities	1,985	1,530
Total current liabilities	19,989	22,225
Long-term liabilities:
Long-term lease liabilities	27,525	27,143
Long-term debt	72,521	72,243
Total long-term liabilities	100,046	99,386
Total liabilities	120,035	121,611
Commitments and Contingencies (Note 14)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 63,805,108 and 58,915,375 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	64	59
Additional paid-in capital	539,920	499,715
Accumulated other comprehensive income	3	4
Accumulated deficit	(430,195)	(399,783)
Total stockholders' equity	109,792	99,995
Total liabilities and stockholders' equity	$229,827	$221,606

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020

Product revenues, net	$3,266	$1,071
Costs and expenses:
Cost of product revenues	755	354
Selling, general and administrative	27,699	15,408
Research and development	3,126	5,434
Total costs and expenses	31,580	21,196
Loss from operations	(28,314)	(20,125)
Other income (expense):
Interest and other income	43	298
Interest and other expense	(2,141)	(2,128)
Total interest and other expense	(2,098)	(1,830)
Net loss	$(30,412)	$(21,955)
Net loss per share—basic and diluted	$(0.49)	$(0.54)
Weighted average shares outstanding—basic and diluted	61,655,867	40,761,984

Net loss	$(30,412)	$(21,955)
Other comprehensive loss:
Change in unrealized gains on investments	(1)	—
Total other comprehensive loss	(1)	—
Total comprehensive loss	$(30,413)	$(21,955)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	For the Three Months Ended March 31, 2021
				Accumulated
	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	58,915,375	$59	$499,715	$4	$(399,783)	$99,995
Exercise of stock options	68,814	—	184	—	—	184
At the market offering, net of sales agent commission of $991	4,746,072	5	34,704	—	—	34,709
Issuance under employee stock purchase plan	74,847	—	431	—	—	431
Stock-based compensation expense	—	—	4,886	—	—	4,886
Change in fair value of investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(30,412)	(30,412)
Balance as of March 31, 2021	63,805,108	$64	$539,920	$3	$(430,195)	$109,792

	For the Three Months Ended March 31, 2020
				Accumulated
	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	36,086,254	$36	$325,112	$—	$(295,456)	$29,692
At the market offering, net of sales agent commission of $388	2,352,671	3	12,543	—	—	12,546
Exercise of stock options	61,158	—	167	—	—	167
Common stock offering, net of offering costs of $8,011	16,000,000	16	118,191	—	—	118,207
Issuance under employee stock purchase plan	85,553	—	269	—	—	269
Stock-based compensation expense	—	—	2,584	—	—	2,584
Net loss	—	—	—	—	(21,955)	(21,955)
Balance as of March 31, 2020	54,585,636	$55	$458,866	$—	$(317,411)	$141,510

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(30,412)	$(21,955)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	248	230
Non-cash operating lease cost	529	473
Amortization of debt discount and other non-cash interest	278	253
Stock-based compensation	4,702	2,497
Amortization of discount on available-for-sale securities	10	—
Change in operating assets and liabilities:
Accounts receivable	(2,602)	6,769
Prepaid expenses and other current assets	373	99
Inventory	(2,809)	(579)
Accounts payable	1,237	(1,332)
Accrued expenses and other current liabilities	(3,822)	(6,023)
Lease liabilities and other long-term liabilities	(372)	(312)
Net cash used in operating activities	(32,640)	(19,880)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(219)	(292)
Proceeds from sales or maturities of short-term investments	48,250	—
Net cash provided by (used in) investing activities	48,031	(292)
Cash flows from financing activities:
Proceeds from common stock offerings, net of offering costs	34,709	130,754
Payment of principal on finance lease	(9)	(8)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	615	435
Net cash provided by financing activities	35,315	131,181
Net increase in cash, cash equivalents and restricted cash:	50,706	111,009
Cash, cash equivalents and restricted cash at beginning of period	89,756	98,031
Cash, cash equivalents and restricted cash at end of period	$140,462	$209,040
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$140,462	$209,040
Less restricted cash (Notes 8 and 9)	(12,492)	(12,584)
Cash and cash equivalents at end of period	$127,970	$196,456

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$24	$—

Supplemental disclosure:
Cash paid for interest	$1,851	$1,875
Right-of-use assets obtained in exchange of operating lease obligations	1,218	—

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business— Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. The Company has applied its AMPPLIFY® mucus-penetrating particle (“MPP”) Drug Delivery Technology to loteprednol etabonate (“LE”), a corticosteroid designed for ocular applications, resulting in the U.S. Food and Drug Administration’s (the “FDA”) approval of EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1% as the first and only topical twice-daily ocular corticosteroid for treatment of post-operative inflammation and pain following ocular surgery.

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

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of March 31, 2021, the Company had an accumulated deficit of $430,195. As the Company commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched its first product, INVELTYS, in January 2019, it has had only limited revenues to date from product sales and has financed operations primarily through proceeds from its initial public offering of common stock (“IPO”), follow-on public common stock offerings and sales of its common stock under its at-the-market offering facility, private placements of preferred stock, borrowings under credit facilities, convertible promissory notes and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to commercialize EYSUVIS and INVELTYS. Although the Company expects to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and it expects to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash, cash equivalents and short-term investments as of March 31, 2021, together with anticipated net revenue from sales of EYSUVIS and INVELTYS, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

COVID-19 – The ongoing novel coronavirus pandemic, commonly referred to as COVID-19, which began in December 2019 and was declared a global pandemic by the World Health Organization on March 11, 2020, has spread worldwide, causing federal, state and local governments to implement measures to slow the spread of the pandemic through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. In order to safeguard the health of its employees, the Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state and local governments, regarding working-from-home practices for non-essential employees. As a result, all office-based personnel have been instructed to work from home, and the Company’s laboratory facilities that support its early-stage research activities are being utilized as necessary. In addition, the Company previously suspended its sales force from substantially all in-person interactions with physicians and was limited to conducting educational and promotional activities virtually. The Company’s sales force has since resumed substantially all in-person interactions in the field, but if the Company suspends all or some in-person interactions with physicians in the future, or to the extent physicians limit in-person interactions, the Company may be limited to conducting educational and promotional activities virtually, which may continue to hamper its ability to market INVELTYS. The effects of the COVID-19 pandemic may also disrupt the full promotional launch and commercialization of EYSUVIS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The extent of the impact of the COVID-19 pandemic on the Company’s commercialization efforts of EYSUVIS and INVELTYS and its operational and financial performance will depend on certain developments, including the length and severity of this pandemic and the impact on the Company’s customers, employees and vendors and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its condensed consolidated results of operations or financial position.

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

Net Loss per Share—Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants and the issuance of unvested restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and unvested RSUs and PSUs. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three months ended March 31, 2021 and 2020.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

As of March 31, 2021 and 2020, potentially dilutive securities excluded from the calculation of diluted net loss per share because including such securities would have an anti-dilutive effect consisted of outstanding options to purchase 10,120,453 and 8,817,943 shares of the Company’s common stock, respectively, an aggregate of 1,365,592 unvested RSUs and PSUs as of March 31, 2021 and an aggregate of 248,505 and 297,988 unexercised warrants as of March 31, 2021 and 2020, respectively.

Unaudited Interim Financial Information—The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations, statement of stockholders’ equity and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Kala Pharmaceuticals, Inc. and its wholly owned subsidiary, Kala Pharmaceuticals Security Corporation. All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2021.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which is effective for Smaller Reporting Companies (“SRCs”) as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, beginning January 1, 2023, the Company does not expect ASU 2019-10 to have a material effect on its condensed consolidated financial statements.

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

The following tables sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$112,071	$112,071	$—	$—
Short-term investments	28,015	28,015	—	—
Total Assets	$140,086	$140,086	$—	$—

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$63,811	$63,811	$—	$—
Short-term investments	76,276	76,276	—	—
Total Assets	$140,087	$140,087	$—	$—

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2, and Level 3.

4. INVESTMENTS

Investments by security type consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$9,700	$1	$—	$9,701
U.S. government agencies securities	18,312	2	—	18,314
Total	$28,012	$3	$—	$28,015

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$26,744	$2	$—	$26,746
U.S. government agencies securities	49,528	2	—	49,530
Total	$76,272	$4	$—	$76,276

As of March 31, 2021 and December 31, 2020, all of the Company’s investments had a contractual maturity within one year. The fair value of all of the Company’s investments are classified as short-term on its condensed consolidated balance sheets.

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

Product revenues, net

The Company sells EYSUVIS and INVELTYS primarily to wholesalers in the United States (collectively, “Customers”). These Customers subsequently resell the Company’s products to specialty and other retail pharmacies. In addition to agreements with Customers, the Company enters into arrangements with third-party payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of the Company’s products.

The Company also holds inventory at a third-party pharmacy on a consignment basis and records revenue when control of the product transfers to the customer upon sale to the end user. The amount of inventory held on a consignment basis as of March 31, 2021 and December 31, 2020 was immaterial.

The goods promised in the Company’s product sales contracts represent a single performance obligation. The Company recognizes revenue from product sales at the point the Customer obtains control of the product, which occurs upon delivery. The transaction price (“net sales price”) that is recognized as revenue for product sales includes the selling price to the Customer and an estimate of variable consideration. Components of variable consideration include prompt pay and other discounts, product returns, government rebates, third-party payor rebates, coverage gap rebates, incentives such as patient co-pay assistance, and other fees paid to Customers and other third-party payors where a distinct good or service is not received. Variable consideration is recorded on the condensed consolidated balance sheet as either a reduction of accounts receivable, if payable to a Customer, or as a current liability, if payable to a third-party other than a Customer. The Company considers all relevant information when estimating variable consideration such as assessment of its current and anticipated sales and demand forecasts, actual payment history, information from third parties regarding the payor mix for products, information from third parties regarding the units remaining in the distribution channel, specific known market events and trends, industry data and current contractual and statutory requirements that are reasonably available. The Company includes estimated amounts for variable consideration in the net sales price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

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

Product Returns

Consistent with industry practice, the Company has a product returns policy that provides Customers right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The Company estimates the amount of its products that may be returned and presents this amount as a reduction of revenue in the period the related product revenue is recognized, in addition to establishing a liability. The Company’s estimates for product returns are based upon available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel as well as historical returns, which develop over time.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2021 and 2020:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2020	$1,157	$600	$4,904
Provision related to current period sales	2,201	245	10,216
Changes in estimate related to prior period sales	3	30	(26)
Credit/payments made	(1,823)	(419)	(7,880)
Balance as of March 31, 2021	$1,538	$456	$7,214

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2019	$1,783	$180	$10,044
Provision related to current period sales	725	—	4,576
Changes in estimate related to prior period sales	2	(66)	93
Credit/payments made	(1,114)	—	(8,090)
Balance as of March 31, 2020	$1,396	$114	$6,623
(1)	Trade discounts, allowances and chargebacks include fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable on the Company’s condensed consolidated balance sheets.
(2)	Estimated provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
(3)	Rebates and incentives include managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

Accounts Receivable, net

Accounts receivable are reported on the condensed consolidated balance sheets at outstanding amounts due from Customers for product sales. The Company deducts sales discounts for prompt payments and other discounts, contractual fees for service arrangements and chargebacks from accounts receivable. The Company evaluates the

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of Customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible.

The Company recorded no allowance for doubtful accounts as of March 31, 2021 or March 31, 2020. The Company recorded an allowance of $1,538 and $1,396 for expected sales discounts, related to prompt pay discounts and other discounts, contractual fee for service arrangements and chargebacks, to wholesalers and distributors as of March 31, 2021 and March 31, 2020, respectively.

6. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2021	2020

Raw materials	$995	$801
Work in progress	9,303	6,437
Finished goods	4,143	4,210
Total inventory	$14,441	$11,448

As of March 31, 2021, the Company had $8,241 of current inventory and $6,200 of long-term inventory. As of December 31, 2020, the Company had $5,229 of current inventory and $6,219 of long-term inventory.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020

Compensation and benefits	$5,550	$9,676
Accrued revenue reserves (1)	6,345	5,224
Commercial costs	949	2,103
Professional services	750	926
Contract manufacturing	826	336
Development costs	206	154
Other	523	552
Accrued expenses	$15,149	$18,971

(1) There were additional revenue reserves included in accounts payable of $1,325 and $280, as of March 31, 2021 and December 31, 2020, respectively.

8. LEASES

Operating leases

In connection with the lease of the Company’s corporate headquarters (the “Watertown Lease”), the Company issued a letter of credit to the landlord for $2,042. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended March 31, 2021and 2020, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes, was $363 and $348 respectively. The remaining lease term was 10.6 years as of March 31, 2021.

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it leased 65 vehicles. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450, which was reported as restricted cash on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019.

During the three months ended March 31, 2021, the Company modified the Vehicle Fleet Lease to add 54 additional vehicles to the fleet. The new component of the lease has an expected term of approximately three years, which commenced upon the delivery of the additional vehicles in March 2021.

The components of lease expense and related cash flows were as follows:

	Three Months Ended
	March 31,
	2021	2020
Lease cost
Operating lease cost	$1,216	$1,185
Variable lease cost	509	410
Total lease cost	$1,725	$1,595

Operating cash outflows from operating leases	$1,584	$1,444

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	March 31,	December 31,
	2021	2020
Weighted average remaining lease term	10.1 years	10.3 years
Weighted average discount rate	9.6%	9.8%

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

The Athyrium Credit Facility includes features requiring (1) additional interest rate upon an event of default accrued at an additional 3%, or a total interest rate of 12.875%, and (2) the lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of March 31, 2021. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

The Athyrium Credit Facility is secured by a pledge of substantially all of the Company’s assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability to, among other things, incur and prepay additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, change in the nature of business, enter into sale and leaseback transactions, make distributions, and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Athyrium Credit Facility also contains a financial covenant requiring the Company to maintain at least $10,000 of cash and cash equivalents. As a result of this financial covenant, the Company has recorded $10,000 as restricted cash on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

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

In addition, the Company paid certain fees to Athyrium and other third-party service providers. These fees paid to Athyrium were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs, along with the fair value of the Warrant of $1,900 are being amortized using the effective interest method over the term of the Athyrium Credit Facility. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021 and March 31, 2020, the effective interest rate was 11.63%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs. During the three months ended March 31, 2021, the Company recognized interest expense of $2,092, which consisted of amortization of the debt discount of $241, and the contractual coupon interest expense of $1,851. During the three months ended March 31, 2020, the Company recognized interest expense of $2,089, which consisted of amortization of the debt discount of $217, and the contractual coupon interest expense of $1,872.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of the carrying value of the debt as of March 31, 2021 and December 31, 2020 are detailed below:

	March 31,	December 31,
	2021	2020
Principal loan balance	$75,000	$75,000
Unamortized debt discount and issuance cost	(2,848)	(3,088)
Cumulative accretion of exit fee	369	331
Long-term debt, net	$72,521	$72,243

The annual principal payments due under the Athyrium Credit Facility as of March 31, 2021 were as follows:

Years Ending December 31,
2021 (remaining nine months)	$—
2022	16,665
2023	33,330
2024	25,005
Total	$75,000

For a description of Loan and Security Agreement (the “Loan Agreement”) that the Company entered into with Oxford Finance LLC, in its capacity as lender and in its capacity as collateral agent on May 4, 2021 and the concurrent repayment and termination of the Athyrium Credit Facility, see Note 15, “Subsequent Events”.

10. WARRANTS

The following table summarizes the common stock warrants outstanding as of March 31, 2021 and December 31, 2020, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	March 31,	December 31,
Issued	Price	Date	From	2021	2020
2013	$7.50	April 2021	July 2017	33,333	33,333
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
				248,505	248,505

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

In connection with the filing of the 2018 Shelf Registration, the Company entered into a sales agreement (the “2018 Sales Agreement”) with Jefferies, LLC (“Jefferies”) pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $50,000 of its common stock in an at-the-market equity offering (“ATM Offering”) through Jefferies, as sales agent. Through the first quarter of 2020, the Company issued an aggregate of 4,945,605 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of $25,605. On March 10, 2020, the Company notified Jefferies that it was suspending and terminating the prospectus related to the 2018 Sales Agreement.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

On March 11, 2020, the Company sold 16,000,000 shares of its common stock (the “2020 Offering Shares”) in an underwritten offering (the “2020 Offering”), pursuant to the 2018 Shelf Registration, at a public offering price of $7.89 per share, resulting in net proceeds of $118,207, after underwriting discounts, commissions, and offering expenses. In addition, the underwriters of the 2020 Offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions and offering expenses. On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, resulting in net proceeds to the Company of $7,216, after underwriting discounts, commissions, and offering expenses. The total number of shares sold by the Company in the 2020 Offering was 16,979,371, resulting in total net proceeds to the Company, after underwriting discounts, commissions, and offering expenses, of $125,423. Under the 2018 Shelf Registration, the Company has issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds of $231,666. There was $18,334 of securities available to be issued under the 2018 Shelf Registration as of March 31, 2021.

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement with Jefferies pursuant to which it may issue and sell, from time to time, up to an aggregate of $75,000 of its common stock under its ATM Offering through Jefferies, as a sales agent. During the fourth quarter of 2020, the Company issued an aggregate of 2,821,059 shares of its common stock under the ATM Offering, resulting in net proceeds of $20,612. During the three months ended March 31, 2021, the Company issued and sold an additional 4,746,072 shares of its common stock under its ATM Offering, resulting in net proceeds of $34,709. As of March 31, 2021, there was $18,051 of shares of common stock remaining under the ATM Offering and, excluding the shares of common stock that may be offered under the ATM Offering, there was approximately $275,000 of securities available to be issued under the 2020 Shelf Registration. In the period beginning April 1, 2021 through the date of this Quarterly Report on Form 10-Q, we issued and sold an additional 837,257 shares of our common stock under our ATM Offering, resulting in our receipt of $6,022 in net proceeds.

12. STOCK‑BASED COMPENSATION

During the three months ended March 31, 2021, the Company granted options for the purchase of 1,512,964 shares of common stock including 56,700 non-statutory stock options granted to new employees and 431,333 restricted stock units. In January 2021, employees of the Company purchased an aggregate of 74,847 shares under the ESPP.

The assumptions used in determining fair value of the stock options granted during the three months ended March 31, 2021 are as follows:

	Three Months Ended March 31, 2021
Expected volatility	73.0%	–	73.7%
Risk-free interest rate	0.50%	–	1.07%
Expected dividend yield		0%
Expected term (in years)	6.03	–	6.08

During the three months ended March 31, 2021 the weighted average grant-date fair value of options granted was $4.42.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

In June 2020, the Company issued 693,537 PSUs to certain executives and other employees tied to certain performance criteria, which will vest, if at all, as to 50% on the first anniversary of satisfying the performance criteria and the remaining 50% vesting upon the second anniversary of satisfying the performance criteria. The Company has determined that the performance criteria for these awards has been achieved but the awards have not vested as of March 31, 2021. As of March 31, 2021, a total of 1,365,592 RSUs and PSUs were unvested and outstanding.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Cost of product revenues	$34	$20
Research and development	966	723
Selling, general and administrative	3,702	1,754
Total	$4,702	$2,497

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2021 and 2020. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company previously completed an analysis and determined that an ownership change has materially limited the net operating loss carryforwards and research and development tax credits available to offset future tax liabilities. The Company may be further limited by any changes that may have occurred or may occur subsequent to December 31, 2020.

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

As of March 31, 2021and 2020, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three months ended March 31, 2021 and 2020.

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $38. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $113. The Company is obligated to pay JHU low single-digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. The Company also has an obligation to pay JHU certain one-time development and commercial milestone payments. During the three months ended March 31, 2021 and 2020, the Company paid JHU $22 and $12, respectively, in royalty payments associated with the sales of EYSUVIS and INVELTYS. The Company paid JHU a $150 milestone payment during the three months ended March 31, 2021, which was triggered by the first commercial sale of EYSUVIS in the United States in December 2020.

The Company recorded a credit for other expenses related to the JHU agreement of $51 during the three months ended March 31, 2021 and other expenses of $46 for the three months ended March 31, 2020.

Litigation—The Company is not currently subject to any material legal proceedings.

Other Commitments — The Company entered into a commercial supply agreement with Woodstock Sterile Solutions, Inc. (formerly known as Catalent Pharma Solutions, LLC) to manufacture commercial supplies of EYSUVIS and INVELTYS.

The Company has the following minimum purchase obligations for EYSUVIS and INVELTYS as of March 31, 2021:

Years Ending December 31,
2021 (remaining nine months)	$2,295
2022	5,390
2023	6,285
2024	7,875
2025	8,199
Thereafter	17,925
Total minimum purchase commitments	$47,969

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

15. SUBSEQUENT EVENTS

Entry into Loan and Security Agreement

On May 4, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement with Oxford Finance LLC, in its capacity as lender (in such capacity, the “Lender”), and in its capacity as collateral agent (in such capacity, the “Agent”), pursuant to which a term loan of up to an aggregate principal amount of $125,000 is available to the Company, consisting of (i) a tranche A term loan that was disbursed on the Closing Date in the aggregate principal amount of $80,000; (ii) a contingent tranche B term loan in the aggregate principal amount of $20,000 available to the Company through June 30, 2023 and within 90 days of the Company achieving trailing 6-month product revenue equal to or greater than $75,000, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25,000 available to the Company through December 31, 2023 and within 90 days of the Company achieving trailing 6-month product revenue equal to or greater than $100,000, subject to certain other terms and conditions.

The term loans bear interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. The Loan Agreement provides for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made (the “Amortization Date”). The aggregate outstanding principal balance of the term loans are required to be repaid in monthly installments starting on the Amortization Date based on a repayment schedule equal to (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made and (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on May 1, 2026 (the “Maturity Date”).

The Company paid a facility fee of $400 on the Closing Date and has agreed to pay a facility fee of $100 upon closing of the tranche B term loan and a $125 facility fee upon the closing of the tranche C term loan. The Company will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the Maturity Date. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding loans, subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 3.00% if an advance is prepaid during the first 12 months following the applicable advance date, 2.00% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 1.00% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.

In connection with its entry into the Loan Agreement, the Company granted the Agent a security interest in substantially all of the Company’s personal property owned or later acquired, including intellectual property. The Loan Agreement also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions.

Termination of Athyrium Credit Facility

On May 4, 2021, concurrently with the closing of the Loan Agreement and the initial borrowing of the tranche A loan, the Company utilized substantially all of the proceeds from the tranche A loan to repay in full all outstanding amounts owed under the Athyrium Credit Facility, and terminated all commitments by Athyrium to extend further credit thereunder and all guarantees and security interests granted by the Company to the lenders thereunder. In connection with the termination of the Athyrium Credit Facility, the Company paid to the lenders a prepayment premium of $2,250 and an exit fee of $750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 25, 2021.

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

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. We have worldwide rights to a portfolio of innovative products and product candidates that include two marketed therapies utilizing our proprietary mucus-penetrating particle, or MPP, drug delivery technology, which we refer to as our AMPPLIFY® technology, to address medical needs for the front of the eye, and a pipeline of proprietary new chemical entities, or NCEs, targeted to address front and back of the eye diseases.

Our two marketed products are EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products apply our AMPPLIFY technology to loteprednol etabonate, or LE, a corticosteroid designed for ocular applications. The AMPPLIFY technology, uses selectively-sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We commercially launched INVELTYS in January 2019 and began shipping EYSUVIS to wholesalers in the U.S. in late December 2020. Full promotional launch of EYSUVIS began in January 2021.

We are also progressing our pipeline of proprietary preclinical development programs targeted to address front and back of the eye diseases. These preclinical development programs, all of which are new chemical entities, include our receptor Tyrosine Kinase Inhibitor program, that is designed to inhibit the vascular endothelial growth factor pathway, for the treatment of retinal diseases, including wet age-related macular degeneration; our selective glucocorticoid receptor modulators, which are a novel class of therapies designed to modify the downstream activity of the receptors to exhibit the anti-inflammatory and immunomodulatory properties of the corticosteroid class of therapies without their associated side effects; and our novel surface targeting steroid designed to target the ocular surface and thus have the potential to have fewer side effects compared to traditional topical steroids. We own all intellectual property and worldwide rights to these pipeline preclinical development programs.

We have retained worldwide commercial rights for EYSUVIS, INVELTYS and our preclinical development programs. Starting with FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which now includes 91 territory sales managers, or TSMs, 14 regional sales leaders, two area sales leaders and four directors of national accounts. In 2021, we plan to expand our sales force to approximately 105 TSMs by the start of the third quarter, with a subsequent expansion to 125 TSMs expected by year-end, pending continued growth in payer coverage and the status of the COVID-19 pandemic. Our sales representatives promote both EYSUVIS and INVELTYS. We expect to commercialize in the United States any of our product candidates that receive marketing approval as well. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, including the European Union, or EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Since the initial public offering of our common stock, or IPO, we have financed our operations primarily through common stock offerings pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on August 27, 2018, or the 2018 Shelf Registration, including sales of our common stock pursuant to a sales agreement with Jefferies, LLC, or Jefferies, under which we were able to issue and sell, from time to time, common stock in at-the-market offerings, or the ATM Offering, through Jefferies, as a sales agent; and common stock offerings pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we are able to issue and sell, from time to time, common stock in the ATM Offering, through Jefferies, as a sales agent, under an amended and restated sales agreement.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $30.4 million for the three months ended March 31, 2021 and $104.3 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $430.2 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, follow-on public common stock offerings and sales of our common stock under our ATM Offerings, private placements of preferred stock, borrowings under credit facilities, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize EYSUVIS and INVELTYS. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Business Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic, which began in December 2019, has spread worldwide, causing federal, state and local governments to implement measures to slow the spread of the pandemic through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. In order to safeguard the health of our employees, we follow, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state, and local governments, regarding working-from-home practices for non-essential employees. As a result, all office-based personnel have been instructed to work from home, and our laboratory facilities that support our early-stage research activities are being utilized as necessary. In addition, we previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Our sales force has since resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians in the future, we may be limited to conducting educational and promotional activities virtually, may continue to hamper our ability to market INVELTYS. The effects of the COVID-19 pandemic may also disrupt the full promotional launch and commercialization of EYSUVIS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of the COVID-19 pandemic on our commercialization efforts of EYSUVIS and INVELTYS and our operational and financial performance will depend on certain developments, including the length and severity of this pandemic and the full extent of the impact on our customers, employees and vendors and government agencies, all of which are uncertain and cannot be predicted.

Management is actively monitoring the COVID-19 pandemic and its effects on our financial condition, liquidity, operations, customers, sales force, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q, including the risk factor entitled “The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, could impact the launch and commercialization of EYSUVIS and may continue to adversely affect our business, results of operations and financial condition.”

Recent Developments

On May 4, 2021, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, in its capacity as lender (in such capacity, the “Lender”), and in its capacity as collateral agent (in such capacity, the “Agent”), pursuant to which a term loan of up to an aggregate principal amount of $125.0 million is available to us, consisting of (i) a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million; (ii) a contingent tranche B term loan in the aggregate principal amount of $20.0 million available to us through June 30, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $75.0 million, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25.0 million available to us through December 31, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $100 million, subject to certain other terms and conditions.

The term loans bear interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%.

The Loan Agreement provides for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made, or the Amortization Date. The aggregate outstanding principal balance of the term loans are required to be repaid in monthly installments starting on the Amortization Date based on a repayment schedule equal to (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made and (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on May 1, 2026, or the Maturity Date.

We paid a facility fee of $400,000 on the closing date of the Loan Agreement and have agreed to pay a facility fee of $100,000 upon closing of the tranche B term loan and a $125,000 facility fee upon the closing of the tranche C term loan. We will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the Maturity Date. At our option, the we may elect to prepay all, but not less than all, of the outstanding loans, subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 3.00% if an advance is prepaid during the first 12 months following the applicable advance date, 2.00% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 1.00% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.

In connection with our entry into the Loan Agreement, we granted the Agent a security interest in substantially all of our personal property owned or later acquired, including intellectual property. The Loan Agreement also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions.

Concurrently with the closing of the Loan Agreement and the initial borrowing of the tranche A loan, we utilized substantially all of the proceeds from the tranche A loan to repay in full all outstanding amounts owed under our credit facility, or the Athyrium Credit Facility, with Athyrium Opportunities III Acquisition LP, or Athyrium, under which we had an aggregate principal amount of $75.0 million of indebtedness outstanding. We terminated all commitments by Athyrium to extend further credit thereunder and all guarantees and security interests granted by us thereunder. In connection with the termination of the Athyrium Credit Facility, we paid to the lenders a prepayment premium of $2.25 million and an exit fee of $750,000.

Financial Operations Overview

Product Revenues, Net

We commenced generating product revenues from sales of INVELTYS in January 2019 and commenced generating revenue from EYSUVIS upon the shipment to wholesalers in the United States in late December 2020. Full promotional launch of EYSUVIS began in early January 2021. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and other discounts and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance program, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. Beginning in March 2020 and continuing through most of the second quarter of 2020, prescriptions of INVELTYS and revenue had been adversely affected by the ongoing COVID-19 pandemic as federal, state and local governments implemented restrictions on elective procedures, which included most ocular surgeries. While many deferred ocular surgeries have been rescheduled as individual states have released restrictions on elective procedures, and INVELTYS prescriptions have returned to quarterly growth, we are unable to project the specific timing or potential impact on future revenues given the continued uncertainty around the impact and duration of the restrictions related to the COVID-19 pandemic. We also cannot project the full extent of the impact that the COVID-19 pandemic may have on the full promotional launch and commercialization of EYSUVIS.

Cost of Product Revenues

Cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory and other manufacturing overhead costs. We expensed cost of product revenues related to INVELTYS as research and development expenses prior to U.S. regulatory approval, which we received on August 22, 2018. We expensed cost of product revenues related to EYSUVIS as research and development expenses prior to the determination that FDA approval was probable and before the future economic benefit was expected to be realized. With respect to the ongoing COVID-19 pandemic, we expect that the cost of product revenues will be impacted consistent with the negative impact to product revenues, net. However, we are unable to predict the specific timing or specific impact on cost of product revenues given the continued uncertainty around the impact and duration of the restrictions related to the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, commissions, stock-based compensation and travel expenses related to our commercial infrastructure and our executive, finance, human resources, legal, information technology and business development functions. Selling, general and administrative expenses also include external selling and marketing costs, costs to manufacture sample units and professional fees for auditing, tax, information technology, consultants, legal services and allocated facility-related costs not otherwise included in research and development expenses.

We anticipate that our selling, general and administrative expenses will increase in the future as we continue to build our commercial infrastructure to support the full promotional launch and commercialization of EYSUVIS and the commercialization of INVELTYS or of any product candidates for which we obtain marketing approval. We also anticipate that our selling, general and administrative expenses will increase if and as we increase our administrative headcount to support our continued research activities and development of our product candidates. Our sales force has resumed substantially all in-person interactions in the field with physicians, which were previously suspended due to the restrictions with respect to the ongoing COVID-19 pandemic. If we are forced to suspend all or some in-person sales force interactions again in the future as a result of the COVID-19 pandemic, selling, general and administrative expenses could be favorably impacted by a reduction in certain expenses associated with the restriction in activities for our sales force and other employees. We are unable to predict the specific amount of this impact if we are forced to resume such restrictions.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses and certain outside expenses. Our research and development expenses include:

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

We expect that our total research and development costs will decrease in 2021 as compared to the year ended December 31, 2020 as a result of the completion of our Phase 3 clinical trial of EYSUVIS, which we refer to as STRIDE 3 (STRIDE- Short Term Relief In Dry Eye), and as a result of the capitalization of EYSUVIS manufacturing costs as inventory beginning in the third quarter of 2020. We expect that research and development costs will increase if and as we continue to advance our preclinical development programs, identify product candidates and conduct preclinical studies and clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the ongoing COVID-19 pandemic, we may incur reduced research and development costs resulting from any limitations that may be placed on our laboratory facilities that support our early-stage research. However, we are unable to predict the specific amount of this impact, nor are we able to predict the additional costs, if any, associated with personnel safely resuming their full activities.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Product revenues, net	$3,266	$1,071	$2,195
Costs and expenses:
Cost of product revenues	755	354	401
Selling, general and administrative	27,699	15,408	12,291
Research and development	3,126	5,434	(2,308)
Total operating expenses	31,580	21,196	10,384
Loss from operations	(28,314)	(20,125)	(8,189)
Other income (expense)
Interest income	43	298	(255)
Interest expense	(2,141)	(2,128)	(13)
Net loss	$(30,412)	$(21,955)	$(8,457)

Product revenues, net

Product revenues, net was $3.3 million for the three months ended March 31, 2021, consisting of $1.63 million from INVELTYS sales and $1.64 million from EYSUVIS sales, compared to $1.1 million from INVELTYS sales for the three months ended March 31, 2020. The increase in product revenues, net of $2.2 million was driven primarily by sales of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020, as well as a higher per unit gross selling price of INVELTYS and an increase in the total units of INVELTYS sold in the three months ended March 31, 2021 as compared to those sold during the three months ended March 31, 2020. These increases in INVELTYS sales were partially offset by higher estimated reserves per unit during the three months ended March 31, 2021 as compared to those estimated during the three months ended March 31, 2020. We expect product revenues to increase if and as we increase our market share and obtain and maintain coverage and adequate reimbursement for EYSUVIS and INVELTYS from third-party payors; however, revenues could continue to be negatively impacted in 2021 as a result of the COVID-19 pandemic.

Cost of product revenues

Cost of product revenues was $0.8 million for the three months ended March 31, 2021, compared to $0.4 million in the three months ended March 31, 2020, an increase of $0.4 million. The cost of product revenues attributable to EYSUVIS was $0.1 million for the three months ended March 31, 2021. There were no sales of EYSUVIS in the three months ended March 31, 2020. The remaining $0.3 million increase in cost of product revenues was due to an increase in total INVELTYS units sold during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as well as a higher INVELTYS cost per unit as a result of the units sold during the three months ended March 31, 2020 being partially manufactured prior to FDA approval and for which costs were expensed as research and development expenses in the period prior to FDA approval as compared to those units sold during the three months ended March 31, 2021. We expect aggregate cost of product revenues to increase as we continue to commercialize INVELTYS and as a result of the launch of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020 and for which we commenced a full promotional launch in early January 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were $27.7 million for the three months ended March 31, 2021 compared to $15.4 million for the three months ended March 31, 2020, which was an increase of $12.3 million. Selling, general and administrative expenses for the three months ended March 31, 2021 included a $5.5 million increase in external sales and marketing costs as compared to the three months ended March 31, 2020, as a result of the launch of EYSUVIS. External sales and marketing costs incurred during the three months ended March 31, 2020 primarily related to commercial activities for INVELTYS. Also contributing to the increase in selling, general and administrative expenses for the three months ended March 31, 2021 was a $4.2 million increase in employee-related expenses primarily due to an increase in employee headcount related to the launch of EYSUVIS and merit-based pay, a $1.8 million increase in stock-based compensation costs, a $0.3 million increase in costs for administrative and professional service fees and a $0.5 million increase in other selling, general and administrative costs, which includes facility related costs and certain medical affairs costs. We anticipate that our selling, general and administrative expenses will increase in the future as we continue to commercialize EYSUVIS and INVELTYS and if and as we increase our administrative headcount to support our continued research and development activities and seek marketing approval for our product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
KPI-121 development costs	$73	$1,680	$(1,607)
Employee‑related costs	2,205	2,877	(672)
Other research and development costs	848	877	(29)
Total research and development	$3,126	$5,434	$(2,308)

Research and development expenses were $3.1 million for the three months ended March 31, 2021 compared to $5.4 million for the three months ended March 31, 2020, a $2.3 million decrease. The decrease was primarily the result of a $1.6 million decrease in EYSUVIS development costs related to a decrease in external spend on STRIDE 3, our Phase 3 clinical trial of EYSUVIS, and a $0.7 million decrease in employee-related costs largely due to the decrease in the allocation of employee time dedicated to research and development. We expect research and development costs to increase if and as we advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates.

Interest income

Interest income was less than $0.1 million for the three months ended March 31, 2021, compared to $0.3 million for the three months ended March 31, 2020, a decrease of $0.2 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. The decrease was attributable to lower interest rates during the three months ended March 31, 2021.

Interest expense

We incurred interest expense of $2.1 million for the three months ended March 31, 2021, which remained consistent with interest expense of $2.1 million for the three months ended March 31, 2020. Interest expense was comprised of the contractual coupon interest expense and the amortization of the debt discount associated with our Athyrium Credit Facility during the three months ended March 31, 2021 and 2020. During each of the three months ended March 31, 2021 and 2020, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility.

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

On August 9, 2018, we filed our 2018 Shelf Registration, under which we could initially offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the 2018 Shelf Registration becoming effective. Under the 2018 Shelf Registration, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered.

On October 1, 2018, we entered into the Athyrium Credit Facility with Athyrium for up to $110.0 million. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75.0 million, and a Term Loan B in the aggregate principal amount of $35.0 million which we did not draw down on. On May 4, 2021, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, in its capacity as lender (in such capacity, the “Lender”), and in its capacity as collateral agent (in such capacity, the “Agent”), pursuant to which a term loan of up to an aggregate principal amount of $125.0 million is available to us, consisting of (i) a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million; (ii) a contingent tranche B term loan in the aggregate principal amount of $20.0 million available to us through June 30, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $75.0 million, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25.0 million available to us through December 31, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $100 million, subject to certain other terms and conditions. The term loans bear interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions.

Concurrently with the closing of the Loan Agreement and the initial borrowing of the tranche A loan, we utilized substantially all of the proceeds from the tranche A loan to repay in full all outstanding amounts owed under our Athyrium Credit Facility, under which we had an aggregate principal amount of $75.0 million of indebtedness outstanding. We terminated all commitments by Athyrium to extend further credit under the Athyrium Credit Facility and all guarantees and security interests granted by us thereunder. In connection with the termination of the Athyrium Credit Facility, we paid to the lenders a prepayment premium of $2.25 million and an exit fee of $750,000.

On October 5, 2018, we sold 7,500,000 shares of common stock in an underwritten offering pursuant to the 2018 Shelf Registration at a public offering price of $8.25 per share, before underwriting discounts and commissions. In addition, the underwriters were granted an overallotment option to purchase an additional 1,125,000 shares of the common stock at the same public offering price, less underwriting discounts and commissions. On October 11, 2018, the underwriters exercised in full their option to purchase the overallotment shares. The total number of shares sold by us in the offering was 8,625,000 shares, resulting in net proceeds to us, after underwriting discounts and offering expenses, of $66.1 million. In connection with the filing of the 2018 Shelf Registration, we entered into a sales agreement with Jefferies, pursuant to which we could issue and sell, from time to time, up to an aggregate of $50.0 million of our common stock in an ATM Offering, through Jefferies, as sales agent. Through the first quarter of 2020, we issued an aggregate of 4,945,605 shares of our common stock under the ATM Offering, resulting in net proceeds to us of $25.6 million. On March 10, 2020, we suspended and terminated the prospectus related to the ATM Offering.

On March 11, 2020, we sold 16,000,000 shares of our common stock in an underwritten offering pursuant to the 2018 Shelf Registration at a public offering price of $7.89 per share, resulting in net proceeds of $118.2 million, after underwriting discounts, commissions, and offering expenses. In addition, the underwriters of the offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions and offering expenses. On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, resulting in net proceeds to us of $7.2 million, after underwriting discounts, commissions, and offering expenses. The total number of shares sold by us in the offering was 16,979,371, resulting in total net proceeds to us, after underwriting discounts, commissions and offering expenses, of $125.4 million.

Under the 2018 Shelf Registration, we have issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds to us of $231.7 million. There was $18.3 million of securities available to be issued under the 2018 Shelf Registration as of March 31, 2021.

On May 7, 2020, we filed our 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering. During the fourth quarter of 2020, we issued an aggregate of 2,821,059 shares of our common stock under the ATM Offering, resulting in net proceeds to us of $20.6 million. In the three months ended March 31, 2021, we issued and sold an additional 4,746,072 shares of our common stock under our ATM Offering, resulting in net proceeds to us of $34.7 million. As of March 31, 2021, there was $18.1 million of shares of common stock remaining under the ATM Offering that we may issue and sell in the future and, excluding the shares of common stock that may be offered under our ATM Offering, there was $275.0 million of securities available to be issued under the 2020 Shelf Registration. In the period beginning April 1, 2021 through the date of this Quarterly Report on Form 10-Q, we issued and sold an additional 837,257 shares of our common stock under our ATM Offering, resulting in our receipt of $6.0 million in net proceeds.

Cash Flows

As of March 31, 2021 and 2020, we had $156.0 million and $196.5 million, respectively, in cash, cash equivalents and short-term investments, and $75.0 million in indebtedness. The indebtedness in 2021 and 2020 represented the aggregate principal amount that was outstanding under the Athyrium Credit Facility.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(32,640)	$(19,880)
Net cash provided by (used in) investing activities	48,031	(292)
Net cash provided by financing activities	35,315	131,181
Increase in cash and restricted cash	$50,706	$111,009

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $32.6 million compared to $19.9 million for the three months ended March 31, 2020, an increase of $12.7 million, primarily due to the timing of working capital fluctuations which accounted for $6.6 million of the increase and a $6.1 million increase in the net loss adjusted for non-cash charges. Notable working capital fluctuations include an increase to accounts receivable in the three months ended March 31, 2021 of $2.6 million driven by an increase in sales largely due to the launch of EYSUVIS, whereas accounts receivable had decreased by $6.8 million in the three months ended March 31, 2020 driven by a decrease in sales of INVELTYS primarily as a result of the COVID-19 pandemic. Inventory increased by a greater amount during the three months ended March 31, 2021 due to an increase in manufacturing activity for EYSUVIS and INVELTYS. Offsetting these increases was a decrease in accrued expenses and other current liabilities during the three months ended March 31, 2021 of $3.8 million, as compared to a decrease in accrued expenses and other current liabilities in the three months ended March 31, 2020 of $6.0 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 was $48.0 million compared to net cash used of $0.3 million for the same period in 2020, an increase of $48.3 million, primarily due to sales or maturities of short-term investments of $48.3 million during the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $35.3 million, a decrease of $95.9 million compared to $131.2 million in the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 included $34.7 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $0.6 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2020 consisted of $118.2 million of net proceeds from the sale of shares of our underwritten offering pursuant to the 2018 Shelf Registration, $12.5 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $0.4 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and execute our commercial launch plans for EYSUVIS, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. The increase in headcount includes the expansion of our sales force from 56 TSMs to 91 TSMs, which occurred in the fourth quarter of 2020, and our plan to further increase our sales force in 2021 from 91 TSMs to approximately 105 TSMs by the start of the third quarter, with a subsequent expansion to 125 TSMs expected by year-end, pending continued growth in payer coverage and the status of the COVID-19 pandemic.

Our expenses will also increase if and as we:

●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates for which we may submit for and obtain marketing approval;
●	continue to scale up our manufacturing processes and capabilities to support commercialization of EYSUVIS and INVELTYS;
●	seek regulatory approval for EYSUVIS and INVELTYS outside of the United States;
●	progress our current and any future preclinical development programs;
●	in license or acquire the rights to other products, product candidates or technologies;
●	conduct clinical trials and other development activities and/or seek marketing approval for future product candidates;
●	leverage our proprietary AMPPLIFY technology to seek to advance additional therapeutics into preclinical and clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash, cash equivalents and short-term investments as of March 31, 2021, along with anticipated revenue from EYSUVIS and INVELTYS, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements for at least two years. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of EYSUVIS and INVELTYS in late December 2020 and January 2019, respectively, there can be no assurance as to the amount or timing of any future revenue from these products, and we may not achieve profitability. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

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

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to the COVID-19 pandemic. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Our sales force has since resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees and vendors and government agencies, which is uncertain and cannot be predicted.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under our Loan Agreement, we are also restricted from incurring future debt, granting liens, making investments, making acquisitions, distributing dividends on our common stock, making certain restricted payments and selling assets and making certain other uses of our cash, without the lenders’ consent, subject in each case to certain exceptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents and short-term investments. Our cash equivalents as of March 31, 2021 consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Our short-term investments as of March 31, 2021 consist of U.S. Government Agency and Treasury Securities. Due to the short-term maturities of our cash equivalents and short-term investments, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

As of March 31, 2021 and 2020, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bears interest at a fixed rate of 9.875% per annum.

On May 4, 2021, we utilized substantially all of the proceeds from the tranche A loan under the Loan Agreement to repay in full all outstanding amounts owed under Athyrium Credit Facility.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $30.4 million for the three months ended March 31, 2021 and $104.3 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $430.2 million. In January 2019, we launched our first product, INVELTYS® (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post-operative inflammation and pain following ocular surgery. On October 26, 2020, the U.S. Food and Drug Administration, or FDA, approved our second product, EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25% for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. We began shipping EYSUVIS to wholesalers in the United States in late December 2020 and commenced a full promotional launch in early January 2021. We have had limited revenues to date from product sales. We have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public offerings of common stock and sales under our at-the-market offering facility, or the ATM Offering, private placements of preferred stock, borrowings under credit facilities, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and execute our commercial launch plan for EYSUVIS, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. The increase in headcount includes the expansion of our sales force from 56 territory sales managers, or TSMs, to 91 TSMs, which occurred in the fourth quarter of 2020, and our plan to further increase our sales force in 2021 from 91 TSMs to approximately 105 TSMs by the start of the third quarter, with a subsequent expansion to 125 TSMs expected by year-end, pending continued growth in payer coverage and the status of the COVID-19 pandemic.

Our expenses will also increase if and as we:

●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates for which we may submit for and obtain marketing approval;
●	continue to scale up our manufacturing processes and capabilities to support commercialization of EYSUVIS and INVELTYS;

●	seek regulatory approval for EYSUVIS and INVELTYS outside of the United States;
●	progress our current and any future preclinical development programs;
●	in license or acquire the rights to other products, product candidates or technologies;
●	conduct clinical trials and other development activities and/or seek marketing approval for future product candidates;
●	leverage our proprietary AMPPLIFY technology to seek to advance additional therapeutics into preclinical and clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of EYSUVIS and INVELTYS in late December 2020 and January 2019, respectively, there can be no assurance as to the amount or timing of any future revenue from these products, and we may not achieve profitability. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

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

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to the COVID-19 pandemic. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Our sales force has since resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which has significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees and vendors and government agencies, which is uncertain and cannot be predicted.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize EYSUVIS and INVELTYS, and as we advance our preclinical activities for our product candidates. We also expect to incur significant additional expenses if and as we conduct further research and development activities, and potentially initiate clinical trials of, and seek regulatory approval for, any product candidates that we identify and advance, including product candidates from our receptor Tyrosine Kinase Inhibitor, or rTKI. program, novel surface targeting steroid program and novel SEGRM program.

Our expenses have increased relative to prior periods in connection with our launch and commercialization of EYSUVIS and INVELTYS, including costs associated with the addition and subsequent expansion of our specialty sales force and increased marketing, distribution and manufacturing capabilities. For example, with the approval of EYSUVIS, we increased our sales force from 56 TSMs to 91 TSMs and from seven RSLs to 14 RSLs during the fourth quarter of 2020, and plan to further increase our sales force in 2021 to approximately 105 TSMs by the start of the third quarter, with a subsequent expansion to 125 TSMs expected by year-end, pending continued growth in payer coverage and the status of the COVID-19 pandemic. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash, cash equivalents, and short-term investments of $156.0 million as of March 31, 2021, along with anticipated revenue from EYSUVIS and INVELTYS, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements for at least two years. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, in its capacity as lender and in its capacity as collateral agent, may limit our ability to obtain additional debt financing. Under the Loan Agreement, we are also restricted from paying dividends on our common stock, granting liens, making investments, making acquisitions, making certain restricted payments, selling assets and making certain other uses of our cash without the lenders’ consent, subject in each case to certain exceptions.

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

We have a substantial amount of indebtedness. As of March 31, 2021, we had $75.0 million of outstanding borrowings under the Athyrium Credit Facility, bearing interest at a rate of 9.875% per annum. On May 4, 2021, concurrent with the closing of the Loan Agreement, we drew down the tranche A term loan in the aggregate principal amount of $80.0 million, bearing interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. We utilized substantially all of the proceeds from the tranche A loan to repay in full all outstanding amounts owed under the Athyrium Credit Facility. The Loan Agreement provides for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made, or the Amortization Date. Beginning on the Amortization Date, we are required to repay the outstanding principal in monthly installments over a period of (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made or (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and interest is due in full on May 1, 2026, the date of maturity.

Our obligations under the Loan Agreement are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Loan Agreement.

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

We intend to satisfy our current and future debt service obligations with our existing cash and anticipated product revenue. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt and funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our Loan Agreement could result in an event of default and acceleration of amounts due. If an event of default occurs and the lender accelerates the amounts due under our Loan Agreement, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness.

Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement.

Because our debt under the Loan Agreement bears interest at floating interest rates, increases in interest rates could materially increase our interest expense.

Further, our Loan Agreement uses LIBOR as a reference rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that it intends to stop encouraging or compelling banks to submit rates for the calibration of LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate, or SOFR, a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and the potential alternatives at this time is uncertain. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR or changes in law, we may suffer from potential increases in interest rate costs on our floating debt rate. Further, we may need to renegotiate our Loan Agreement and the floating loans thereunder to replace the interest rate calculated by reference to LIBOR with an interest rate calculated by reference to a new standard that is established.

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

In particular, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The COVID-19 pandemic has negatively impacted revenues from INVELTYS and we expect it to continue to do so until surgeries return to and remain at historical levels. Shelter-in-place orders and other mandated local travel and social interaction prohibitions have also restricted the activities of our sales force. We previously suspended substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Our sales force has since resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. Furthermore, while the majority of our day-to-day operations are continuing as our employees are working remotely, our laboratory facilities that support our early-stage research activities were partially limited, and may be limited again in the future, as a result of COVID-19.

Additionally, while we currently are not experiencing interruptions in our manufacturing of EYSUVIS or INVELTYS, quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the significant ongoing impact of the pandemic on economies worldwide could result in more extensive adverse effects on our business and operations. The full extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees and vendors and government agencies, which is uncertain and cannot be predicted. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to significantly and adversely affect our business, financial condition, results of operations and prospects.

EYSUVIS, INVELTYS or any of our product candidates that receive marketing approval may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

EYSUVIS, INVELTYS or any product candidate that we develop that receives marketing approval may fail to gain sufficient market acceptance by clinicians, patients, third-party payors and others in the medical community. While there are no drugs other than EYSUVIS currently approved in the United States for the short-term treatment of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over-the-counter artificial tears, Restasis®, Xiidra®, CequaTM, off-label use of corticosteroids and various drugs that are produced by compounding pharmacies. Generic versions of Restasis are also expected to become available in the United States in the near future. Our current expectations regarding market potential for EYSUVIS are based, in part, on market research data we have commissioned, which indicated that interest in prescribing EYSUVIS is high among surveyed eye care professionals, or ECPs. However, it is possible that ECPs may continue to rely on other existing treatments rather than EYSUVIS. In addition, generic versions of any products that compete with any of our products or product candidates would likely be offered at a substantially lower price than we offer our products and expect to offer for our product candidates, if approved. As a result, clinicians, patients and third-party payors may choose to rely on such products rather than our products or product candidates.

Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data we have commissioned, which indicated that a majority of surveyed ophthalmologists were likely to prescribe INVELTYS. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that are available to patients. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice a day or less frequent dosing.

The market opportunity for EYSUVIS and INVELTYS may be further impacted by extraordinary events such as the current pandemic health event resulting from COVID-19 and its collateral consequences. For example, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries such as cataract and refractive, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. Shelter-in-place orders and other mandated local travel prohibitions have also restricted the activities of our sales force. We previously suspended substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Or sales force has since resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market INVELTYS and could adversely affect our ability to successfully launch and market EYSUVIS.

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

In 2019, we completed the initial buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS, which included a sales force of 57 TSMs, seven RSLs, and three directors of national accounts. During the fourth quarter of 2020, we expanded our sales force to include 91 TSMs, 14 RSLs, and two new area sales leaders. In 2021, we plan to increase our sales force from 91 TSMs to approximately 105 TSMs by the start of the third quarter, with a subsequent expansion to 125 TSMs expected by year-end pending continued growth in payer coverage and the status of the COVID-19 pandemic. Our sales representatives promote both EYSUVIS and INVELTYS. There are risks involved with establishing, maintaining and expanding our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any future product launch. Further, we may underestimate the size of the sales force required for a successful product launch, including with respect to the launch of EYSUVIS, and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our product candidates for which we establish additional commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Following ocular surgery, topical steroids are commonly prescribed to manage and prevent complications from post-operative inflammation. Topical steroid drops are the main competition to INVELTYS for the treatment of inflammation and pain following ocular surgery. The current branded market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, the first generic formulations of loteprednol suspension 0.5% (Lotemax suspension) and loteprednol ophthalmic gel 0.5% (Lotemax Gel) were launched in May 2019 and February 2021, respectively, and Durezol lost its patent exclusivity in 2019, which could result in a potential generic launch of this product at any time.

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

We rely on third-party contract manufacturers to manufacture commercial supplies of EYSUVIS and INVELTYS. Specifically, we rely on the following: Woodstock Sterile Solutions, Inc. (formerly known as Catalent Pharma Solutions, LLC), or Woodstock, to manufacture and supply to us a minimum amount of EYSUVIS and INVELTYS bottles for commercial use; Altasciences company, or Altasciences, for manufacturing bulk intermediates; and Chemo Iberica SA, or Chemo Iberica, to manufacture and supply to us a bulk supply of loteprednol etabonate, or LE. We expect to rely on third parties to manufacture clinical supplies of any other product candidates and commercial supplies of any other products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our products or our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of our products or any of our product candidates for which we obtain marketing approval, we may not be able to compete, or may be delayed in producing sufficient product or product candidates to meet our supply requirements. These facilities, and suppliers to these facilities, may also be affected by natural disasters, such as floods or fire, epidemics or pandemics, such as COVID-19, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, or at all, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We or our third-party manufacturers may also encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce our product candidates in the quantities needed for our clinical trials, or our products or our product candidates, if approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others and shortages related to epidemics or pandemics, such as the COVID-19 pandemic. The failure of us or our third-party manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of our products or product candidates, may have a material adverse effect on our business.

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

The success of our products EYSUVIS and INVELTYS and any product candidates for which we receive marketing approval will depend on many factors, including the following:

●	successful commercialization of EYSUVIS and INVELTYS in the United States, including maintaining sales, marketing, manufacturing and distribution capabilities for EYSUVIS and INVELTYS;
●	acceptance of EYSUVIS and INVELTYS and any product candidates we develop by patients, the medical community and third-party payors;
●	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
●	successfully developing and applying for and receiving marketing approvals from applicable regulatory authorities for any product candidates;
●	maintaining regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and maintaining adequate supply of our products;
●	maintaining a workforce of experienced scientists and others with experience in eye diseases to continue to develop our product candidates;
●	leveraging our sales, marketing and distribution capabilities for our current products and expanding upon these capabilities if and when appropriate;
●	establishing additional sales, marketing and distribution capabilities for, and successfully launching commercial sales of any other product candidates for which we obtain marketing approval, whether alone or in collaboration with others;
●	effectively competing with other therapies;
●	maintaining an acceptable safety profile of our products following approval;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	protecting our rights in our intellectual property portfolio; and
●	not infringing, misappropriating or otherwise violating others’ intellectual property rights.

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

If EYSUVIS, INVELTYS or any of our product candidates are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our products or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of EYSUVIS and INVELTYS have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of EYSUVIS and INVELTYS reported in any of our clinical trials or, to date, following approval and commercialization. Increases in IOP and cataract formation are additional adverse effects associated with the use of corticosteroids in general. We have no clinical safety data on or patient exposure to either EYSUVIS or INVELTYS for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our products or our product candidates (including use of EYSUVIS or INVELTYS more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our products or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our products or product candidates, if approved, at the rate we currently expect.

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

We do not own or operate manufacturing facilities for the production of commercial quantities of EYSUVIS, INVELTYS or any product candidates. We rely on Woodstock to manufacture and supply to us a minimum amount of EYSUVIS and INVELTYS bottles. We also rely on Altasciences for manufacturing bulk intermediates, and Chemo Iberica to manufacture and supply to us a bulk supply of LE. We expect to rely on third-party manufacturers to manufacture commercial supplies of all of our products and clinical supplies of any other product candidates if and when approved for marketing by applicable regulatory authorities. Our current and anticipated future dependence upon others for the manufacture of EYSUVIS, INVELTYS and any other product or product candidate that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis. In addition, certain of our third-party manufacturers have in the past, and may in the future, experience performance issues that result in lower than expected yields. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or the supply and sale of any product of ours that has been approved for commercial use.

To date, we have obtained materials for our clinical trials and the commercialization of EYSUVIS and INVELTYS from third-party manufacturers, including Woodstock and Altasciences. We have supply agreements in place with these contract manufacturers to provide commercial supply. We obtain the API for EYSUVIS and INVELTYS from Chemo Iberica, a third-party API manufacturer. While we have long-term commercial supply agreements with these third-party manufacturers, if these suppliers do not perform as we expect, we may be required to replace one or more suppliers. Although we believe that there are a number of potential long-term replacements to our suppliers, we may incur added costs and delays in identifying and qualifying any such replacements.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize EYSUVIS, INVELTYS or any of our product candidates for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of our product candidates. For example, we may consider potential collaborative partnership opportunities prior to initiating IND-enabling studies on K006, KPI-333 or any other product candidates we develop, including our SEGRMs. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products and product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Recently enacted and future legislation may affect our ability to commercialize our products and product candidates and the prices we obtain for any products that are approved in the United States or foreign jurisdictions.

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

In general, under Sections 382 and 383 of the Code, the amount of benefits from our NOL and research and development tax credit carryforwards, respectively, may be impaired or limited if we incur an “ownership change,” generally defined as a greater than 50% change (by value) in our equity ownership by certain stockholders, over a three-year period. We previously completed an analysis and determined that an ownership change has materially limited our net operating loss carryforwards and research and development tax credits available to offset future tax liabilities. We may be further limited by any changes that may have occurred or may occur subsequent to December 31, 2020. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and increased liabilities could adversely affect our business, results of operations, financial position and cash flows. If our ability to use our historical NOL and research and development tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We have experienced and expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing and distribution. For example, in the fourth quarter of 2020, we increased our sales force from 56 TSMs to 91 TSMs, from seven RSLs to 14 RSLs and added two new area sales leaders. In 2021, we plan to further increase our sales force from 91 TSMs to approximately 105 TSMs by the start of the third quarter, with a subsequent expansion to 125 TSMs expected by year-end, pending continued growth in payer coverage and the status of the COVID-19. To manage our recent, planned and potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and may further expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such growth, we may not be able to effectively manage our recently expanded operations, planned sales force expansion or any future expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Furthermore, operational and other restrictions related to COVID-19 may further hamper our ability to grow as needed, including our planned sales force expansion, and/or to manage our growth. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of March 31, 2021, our executive officers and directors and their affiliates in the aggregate, owned shares representing approximately 26.19% of our capital stock, based on the most recent institutional stockholder ownership filings with the SEC. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 4 2021, we had outstanding 64,642,365 shares of common stock. Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our Loan Agreement preclude us from paying dividends without the lenders’ consent, and any future debt agreements that we may enter into may preclude us from paying dividends without the lenders’ consent or at all. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On January 15, 2021, we granted stock options to two new employees to purchase 8,000 shares of our common stock at an exercise price of $7.49 per share, on February 12, 2021, we granted stock options to two new employees to purchase 16,500 shares of our common stock at an exercise price of $8.63 per share and on March 15, 2021, we granted stock options to four new employees to purchase 32,200 shares of our common stock at an exercise price of $7.54 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 6. Exhibits

Exhibit Index

EXHIBIT 10.1†	-

Loan and Security Agreement, dated May 4, 2021, by and among the Registrant and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on May 5, 2021).

EXHIBIT 31.1+	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mark Iwicki, President and Chief Executive Officer of the Company.

EXHIBIT 32.2++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
EXHIBIT 104	-	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+ Filed herewith

++ Furnished herewith

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: May 5, 2021	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 5, 2021	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)