Form 10-Q
period 2021-06-30
Kala Pharmaceuticals, Inc.
filed 2021-08-05
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 64,971,096 shares of Common Stock, $0.001 par value per share, outstanding as of August 4, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$144,635	$77,264
Short-term investments	5,000	76,276
Accounts receivable, net	11,859	9,604
Inventory	8,046	5,229
Prepaid expenses and other current assets	2,180	3,006
Total current assets	171,720	171,379
Non-current assets:
Property and equipment, net	3,416	3,166
Long-term inventory	9,157	6,219
Right-of-use assets	27,953	27,853
Restricted cash and other long-term assets	3,218	12,989
Total assets	$215,464	$221,606
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,844	$1,724
Accrued expenses and other current liabilities	21,255	18,971
Current portion of lease liabilities	1,977	1,530
Total current liabilities	26,076	22,225
Long-term liabilities:
Long-term lease liabilities	27,063	27,143
Long-term debt	78,055	72,243
Total long-term liabilities	105,118	99,386
Total liabilities	131,194	121,611
Commitments and Contingencies (Note 14)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 64,770,219 and 58,915,375 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	65	59
Additional paid-in capital	550,898	499,715
Accumulated other comprehensive income	—	4
Accumulated deficit	(466,693)	(399,783)
Total stockholders' equity	84,270	99,995
Total liabilities and stockholders' equity	$215,464	$221,606

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Product revenues, net	$3,051	$833	$6,317	$1,904
Costs and expenses:
Cost of product revenues	1,016	759	1,771	1,113
Selling, general and administrative	27,986	15,301	55,685	30,709
Research and development	3,094	6,053	6,220	11,487
Total costs and expenses	32,096	22,113	63,676	43,309
Loss from operations	(29,045)	(21,280)	(57,359)	(41,405)
Other income (expense):
Interest and other income	33	102	76	400
Interest and other expense	(2,091)	(2,134)	(4,232)	(4,262)
Loss on extinguishment of debt	(5,395)	—	(5,395)	—
Total interest and other expense	(7,453)	(2,032)	(9,551)	(3,862)
Net loss	$(36,498)	$(23,312)	$(66,910)	$(45,267)
Net loss per share—basic and diluted	$(0.57)	$(0.42)	$(1.06)	$(0.94)
Weighted average shares outstanding—basic and diluted	64,554,506	55,703,882	63,113,194	48,232,933

Net loss	$(36,498)	$(23,312)	$(66,910)	$(45,267)
Other comprehensive loss:
Change in unrealized gains on investments	(3)	17	(4)	17
Total other comprehensive loss	(3)	17	(4)	17
Total comprehensive loss	$(36,501)	$(23,295)	$(66,914)	$(45,250)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2021
				Accumulated
	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2021	63,805,108	$64	$539,920	$3	$(430,195)	$109,792
At the market offering, net of sales agent commission of $170	837,257	1	6,020	—	—	6,021
Exercise of stock options	20,074	—	64	—	—	64
Issuance of vested restricted stock units	107,780	—	—	—	—	—
Stock-based compensation expense	—	—	4,894	—	—	4,894
Change in fair value of investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(36,498)	(36,498)
Balance as of June 30, 2021	64,770,219	$65	$550,898	$—	$(466,693)	$84,270

	Three Months Ended June 30, 2020
				Accumulated
	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2020	54,585,636	$55	$458,866	$—	$(317,411)	$141,510
Exercise of stock options	249,870	—	772	—	—	772
Common stock offering, net of offering costs of $464	979,371	1	7,215	—	—	7,216
Stock-based compensation expense	—	—	2,774	—	—	2,774
Warrant exercises	16,144	—	—	—	—	—
Change in fair value of investments	—	—	—	(17)		(17)
Net loss	—	—	—	—	(23,312)	(23,312)
Balance as of June 30, 2020	55,831,021	$56	$469,627	$(17)	$(340,723)	$128,943

See accompanying notes to these unaudited condensed consolidated financial statements.

	Six Months Ended June 30, 2021
	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	58,915,375	$59	$499,715	$4	$(399,783)	$99,995
At the market offering, net of offering costs $1,161	5,583,329	6	40,724	—	—	40,730
Exercise of stock options	88,888	—	248	—	—	248
Issuance of vested restricted stock units	107,780	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	74,847	—	431	—	—	431
Stock-based compensation expense	—	—	9,780	—	—	9,780
Change in fair value of investments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(66,910)	(66,910)
Balance as of June 30, 2021	64,770,219	$65	$550,898	$—	$(466,693)	$84,270

	Six Months Ended June 30, 2020
	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	36,086,254	$36	$325,112	$—	$(295,456)	$29,692
At the market offering, net of sales agent commission of $388	2,352,671	3	12,543	—	—	12,546
Exercise of stock options	311,028	—	938	—	—	938
Common stock offering, net of issuance cost and underwriting fees of $8,475	16,979,371	17	125,406	—	—	125,423
Issuance of common stock under employee stock purchase plan	85,553	—	270	—	—	270
Stock-based compensation expense	—	—	5,358	—	—	5,358
Warrant exercises	16,144	—	—	—	—	—
Change in fair value of investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(45,267)	(45,267)
Balance as of June 30, 2020	55,831,021	$56	$469,627	$(17)	$(340,723)	$128,943

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(66,910)	$(45,267)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	504	454
Non-cash operating lease cost	1,118	952
Loss on extinguishment of debt	5,395	—
Amortization of debt discount and other non-cash interest	645	513
Stock-based compensation	9,412	5,271
Amortization of discount on available-for-sale securities	22	—
Change in operating assets and liabilities:
Accounts receivable	(2,255)	7,282
Prepaid expenses and other current assets	826	1,351
Inventory	(5,387)	(1,306)
Accounts payable	1,250	(973)
Accrued expenses and other current liabilities	1,966	(6,782)
Lease liabilities and other long-term liabilities	(834)	(629)
Net cash used in operating activities	(54,248)	(39,134)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(545)	(915)
Purchases of short-term investments	—	(56,535)
Proceeds from sales or maturities of short-term investments	71,250	—
Net cash provided by (used in) investing activities	70,705	(57,450)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs of $2,218	77,782	—
Payment of principal, prepayment premium and exit fee on debt	(78,010)	—
Proceeds from common stock offerings, net of offering costs	40,730	137,969
Payment of principal on finance lease	(17)	(16)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	679	1,207
Net cash provided by financing activities	41,164	139,160
Net increase in cash, cash equivalents and restricted cash:	57,621	42,576
Cash, cash equivalents and restricted cash at beginning of period	89,756	98,031
Cash, cash equivalents and restricted cash at end of period	$147,377	$140,607
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$147,377	$140,607
Less restricted cash (Note 8)	(2,742)	(12,584)
Cash and cash equivalents at end of period	$144,635	$128,023

Non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses	$318	$—

Supplemental disclosure:
Cash paid for interest	$3,030	$3,749
Right-of-use assets obtained in exchange of operating lease obligations	1,218	—

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

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of June 30, 2021, the Company had an accumulated deficit of $466,693. As the Company commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched its first product, INVELTYS, in January 2019, it has had only limited revenues to date from product sales and has financed operations primarily through proceeds from its initial public offering of common stock (“IPO”), follow-on public common stock offerings and sales of its common stock under its at-the-market offering (“ATM Offering”) facility, private placements of preferred stock, borrowings under credit facilities, convertible promissory notes and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to commercialize EYSUVIS and INVELTYS. Although the Company expects to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and it expects to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2021, together with anticipated net revenue from sales of EYSUVIS and INVELTYS, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

COVID-19 –In order to safeguard the health of its employees from the ongoing novel coronavirus pandemic, or COVID-19, the Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state and local governments, regarding working-from-home practices for non-essential employees. As a result, all office-based personnel are permitted to work from home, and the Company’s laboratory facilities that support its early-stage research activities are being utilized as necessary. In addition, the Company previously suspended its sales force from substantially all in-person interactions with physicians and was limited to conducting educational and promotional activities virtually. The Company’s sales force has since resumed substantially all in-person interactions in the field, but if the Company suspends all or some in-person interactions with physicians in the future, or to the extent physicians limit in-person interactions, the Company may be limited to conducting educational and promotional activities virtually, which may continue to hamper its ability to market and commercialize EYSUVIS and INVELTYS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The extent of the impact of the COVID-19 pandemic on the Company’s commercialization efforts of EYSUVIS and INVELTYS and its operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees and vendors and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its condensed consolidated results of operations or financial position.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and unvested RSUs and PSUs. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three and six months ended June 30, 2021 and 2020.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

As of June 30, 2021 and 2020, potentially dilutive securities excluded from the calculation of diluted net loss per share because including such securities would have an anti-dilutive effect consisted of outstanding options to purchase 10,043,748 and 8,573,573 shares of the Company’s common stock, respectively, an aggregate of 1,282,830 and 957,097 unvested RSUs and PSUs, respectively, and an aggregate of 215,172 and 248,505 unexercised warrants, respectively.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended June 30, 2021.

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

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$126,118	$126,118	$—	$—
Short-term investments	5,000	5,000	—	—
Total Assets	$131,118	$131,118	$—	$—

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$63,811	$63,811	$—	$—
Short-term investments	76,276	76,276	—	—
Total Assets	$140,087	$140,087	$—	$—

During the three and six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2, and Level 3.

4. INVESTMENTS

Investments by security type consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies securities	$5,000	$—	$—	$5,000
Total	$5,000	$—	$—	$5,000

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$26,744	$2	$—	$26,746
U.S. government agencies securities	49,528	2	—	49,530
Total	$76,272	$4	$—	$76,276

As of June 30, 2021 and December 31, 2020, all of the Company’s investments had a contractual maturity within one year. The fair value of all of the Company’s investments are classified as short-term on its condensed consolidated balance sheets.

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

The Company also holds inventory at a third-party pharmacy on a consignment basis and records revenue when control of the product transfers to the customer upon sale to the end user. The amount of inventory held on a consignment basis as of June 30, 2021 and December 31, 2020 was immaterial.

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

Co-pay Assistance Programs

The Company offers co-pay assistance programs (the “co-pay programs”), which are intended to provide financial assistance to patients who may or may not be covered by commercial insurance or, with respect to INVELTYS, who opt out of Medicare Part D programs. The calculation of accruals for the co-pay programs is based on actual claims processed during the period as well as an estimate of the number and cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. Allowances for estimated co-pay claims are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three and six months ended June 30, 2021 and 2020:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2020	$1,157	$600	$4,904
Provision related to current period sales	2,201	245	10,216
Changes in estimate related to prior period sales	3	30	(26)
Credit/payments made	(1,823)	(419)	(7,880)
Balance as of March 31, 2021	$1,538	$456	$7,214
Provision related to current period sales	2,103	356	11,193
Changes in estimate related to prior period sales	30	142	(353)
Credit/payments made	(2,260)	(253)	(9,801)
Balance as of June 30, 2021	$1,411	$701	$8,253

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2019	$1,783	$180	$10,044
Provision related to current period sales	725	—	4,576
Changes in estimate related to prior period sales	2	(66)	93
Credit/payments made	(1,114)	—	(8,090)
Balance as of March 31, 2020	$1,396	$114	$6,623
Provision related to current period sales	335	—	2,194
Changes in estimate related to prior period sales	3	(51)	(234)
Credit/payments made	(1,336)	1	(3,013)
Balance as of June 30, 2020	$398	$64	$5,570
(1)	Trade discounts, allowances and chargebacks include fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable on the Company’s condensed consolidated balance sheets.
(2)	Estimated provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
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

The Company recorded no allowance for doubtful accounts as of June 30, 2021 or December 31, 2020. The Company recorded an allowance of $1,411 and $1,157 for expected sales discounts, related to prompt pay discounts and other discounts, contractual fee for service arrangements and chargebacks, to wholesalers and distributors as of June 30, 2021 and December 31, 2020, respectively.

6. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2021	2020

Raw materials	$1,485	$801
Work in progress	9,580	6,437
Finished goods	6,138	4,210
Total inventory	$17,203	$11,448

As of June 30, 2021, the Company had $8,046 of current inventory and $9,157 of long-term inventory. As of December 31, 2020, the Company had $5,229 of current inventory and $6,219 of long-term inventory.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020

Accrued revenue reserves (1)	$8,261	$5,224
Compensation and benefits	8,035	9,676
Commercial costs	2,121	2,103
Contract manufacturing	773	336
Professional services	605	926
Interest	533	—
Development costs	377	154
Other	550	552
Accrued expenses	$21,255	$18,971

(1) There were additional revenue reserves included in accounts payable of $693 and $280, as of June 30, 2021 and December 31, 2020, respectively.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

8. LEASES

Operating leases

In connection with the lease of the Company’s corporate headquarters (the “Watertown Lease”), the Company issued a letter of credit to the landlord for $2,042. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

For the three and six months ended June 30, 2021, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes, was $334 and $697, respectively. For the three and six months ended June 30, 2020, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes, was $611 and $1,068, respectively. The remaining lease term was 10.3 years as of June 30, 2021.

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it leased 65 vehicles. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450, which was reported as restricted cash on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019.

During the six months ended June 30, 2021, the Company modified the Vehicle Fleet Lease to add 54 additional vehicles to the fleet. The new component of the lease has an expected term of approximately three years, which commenced upon the delivery of the additional vehicles in March 2021.

The components of lease expense and related cash flows were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$1,268	$1,185	$2,484	$2,371
Variable lease cost	584	658	1,093	1,068
Total lease cost	$1,852	$1,843	$3,577	$3,439

Operating cash outflows from operating leases	$1,659	$1,686	$3,243	$3,130

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	June 30,	December 31,
	2021	2020
Weighted average remaining lease term	9.9 years	10.3 years
Weighted average discount rate	9.6%	9.8%

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

9. DEBT

Athyrium Credit Facility

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”) with Athyrium Opportunities III Acquisition LP (“Athyrium”) for up to $110,000. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75,000 (the “Term Loan A”), and a Term Loan B in the aggregate principal amount of $35,000 (the “Term Loan B”). On October 1, 2018, the Company borrowed the entire principal amount of the Term Loan A. The maturity date of the Athyrium Credit Facility was October 1, 2024, the six-year anniversary of the close.

As of December 31, 2020, the unpaid principal balance under the Athyrium Credit Facility was $75,000 and the unamortized debt discount was $3,088. On May 4, 2021, the Company repaid all amounts owed under the Athyrium Credit Facility and terminated all commitments by Athyrium to extend further credit thereunder and all guarantees and security interests granted by the Company to the lenders thereunder. In connection with the termination of the Athyrium Credit Facility, the Company paid to the lenders a prepayment premium of $2,250 and an exit fee of $750. The transaction resulted in a loss on extinguishment of debt of $5,395, consisting of the prepayment premium, the unamortized debt discount and issuance costs and the unaccreted exit fee.

Loan and Security Agreement

On May 4, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC, in its capacity as lender (in such capacity, the “Lender”), and in its capacity as collateral agent (in such capacity, the “Agent”), pursuant to which a term loan of up to an aggregate principal amount of $125,000 is available to the Company, consisting of (i) a tranche A term loan that was disbursed on the Closing Date in the aggregate principal amount of $80,000; (ii) a contingent tranche B term loan in the aggregate principal amount of $20,000 available to the Company through June 30, 2023 and within 90 days of the Company achieving trailing 6-month product revenue equal to or greater than $75,000, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25,000 available to the Company through December 31, 2023 and within 90 days of the Company achieving trailing 6-month product revenue equal to or greater than $100,000, subject to certain other terms and conditions. The Company utilized substantially all of the proceeds from the tranche A term loan to repay the Athyrium Credit Facility (as more fully described above).

The term loans bear interest at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. The Loan Agreement provides for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made (the “Amortization Date”). The aggregate outstanding principal balance of the term loans are required to be repaid in monthly installments starting on the Amortization Date based on a repayment schedule equal to (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made and (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on May 1, 2026 (the “Maturity Date”).

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

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of June 30, 2021. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs were amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021, the effective interest rate was 10.41%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended June 30, 2021 and June 30, 2020, the Company recognized interest expense of $1,860 and $2,095, respectively, for the Loan Agreement and Athyrium Credit Facility. This consisted of amortization of debt discount of $150 and $223 for the periods ended June 30, 2021 and June 30, 2020, respectively, and the contractual coupon interest expense of $1,710 and $1,872 for the periods ended June 30, 2021 and June 30, 2020, respectively. During the six months ended June 30, 2021 and June 30, 2020, the Company recognized interest expense of $3,952 and $4,183, respectively. This consisted of amortization of debt discount of $390 and $439 for the periods ended June 30, 2021 and June 30, 2020, respectively, and the contractual coupon interest expense of $3,562 and $3,744 for the periods ended June 30, 2021 and June 30, 2020, respectively.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of the carrying value of the debt as of June 30, 2021 and December 31, 2020 are detailed below:

	June 30,	December 31,
	2021	2020
Principal loan balance	$80,000	$75,000
Unamortized debt discount and issuance cost	(2,150)	(3,088)
Cumulative accretion of exit fee	205	331
Long-term debt, net	$78,055	$72,243

The annual principal payments due under the Loan Agreement as of June 30, 2021 were as follows:

Years Ending December 31,
2021 (remaining six months)	$—
2022	—
2023	—
2024	4,445
2025	53,333
Thereafter	22,222
Total	$80,000

10. WARRANTS

The following table summarizes the common stock warrants outstanding as of June 30, 2021 and December 31, 2020, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	June 30,	December 31,
Issued	Price	Date	From	2021	2020
2013	$7.50	April 2021	July 2017	—	33,333
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
				215,172	248,505

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

In connection with the filing of the 2018 Shelf Registration, the Company entered into a sales agreement (the “2018 Sales Agreement”) with Jefferies, LLC (“Jefferies”) pursuant to which the Company may issue and sell, from time to time, up to an aggregate of $50,000 of its common stock in an ATM Offering through Jefferies, as sales agent. Through the first quarter of 2020, the Company issued an aggregate of 4,945,605 shares of its common stock under the ATM Offering, resulting in net proceeds to the Company of $25,605. On March 10, 2020, the Company notified Jefferies that it was suspending and terminating the prospectus related to the 2018 Sales Agreement.

On March 11, 2020, the Company sold 16,000,000 shares of its common stock (the “2020 Offering Shares”) in an underwritten offering (the “2020 Offering”), pursuant to the 2018 Shelf Registration, at a public offering price of $7.89 per share, resulting in net proceeds of $118,207, after underwriting discounts, commissions, and offering

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

expenses. In addition, the underwriters of the 2020 Offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions and offering expenses. On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, resulting in net proceeds to the Company of $7,216, after underwriting discounts, commissions, and offering expenses. The total number of shares sold by the Company in the 2020 Offering was 16,979,371, resulting in total net proceeds to the Company, after underwriting discounts, commissions, and offering expenses, of $125,423. Under the 2018 Shelf Registration, the Company has issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds of $231,666. There was $18,334 of securities available to be issued under the 2018 Shelf Registration as of June 30, 2021.

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement with Jefferies pursuant to which it may issue and sell, from time to time, up to an aggregate of $75,000 of its common stock under its ATM Offering through Jefferies, as a sales agent. During the fourth quarter of 2020, the Company issued an aggregate of 2,821,059 shares of its common stock under the ATM Offering, resulting in net proceeds of $20,612. During the three and six months ended June 30, 2021, the Company issued and sold an additional 837,257 and 5,583,329 shares of its common stock under its ATM Offering, respectively, resulting in net proceeds of $6,021 and $40,730, respectively. As of June 30, 2021, there was $11,859 of shares of common stock remaining under the ATM Offering and, excluding the shares of common stock that may be offered under the ATM Offering, there was approximately $275,000 of securities available to be issued under the 2020 Shelf Registration.

12. STOCK‑BASED COMPENSATION

During the six months ended June 30, 2021, the Company granted options for the purchase of 1,604,964 shares of common stock including 148,700 non-statutory stock options granted to new employees and 556,333 restricted stock units. In January 2021, employees of the Company purchased an aggregate of 74,847 shares under the ESPP. In July 2021, employees of the Company purchased an aggregate of 200,877 shares under the ESPP.

The assumptions used in determining fair value of the stock options granted during the six months ended June 30, 2021 are as follows:

	Six Months Ended June 30, 2021
Expected volatility	72.9%	–	74.2%
Risk-free interest rate	0.50%	–	1.07%
Expected dividend yield		0%
Expected term (in years)	6.03	–	6.10

During the six months ended June 30, 2021 the weighted average grant-date fair value of options granted was $4.37.

In June 2020, the Company issued 693,537 PSUs to certain executives and other employees tied to certain performance criteria, which will vest, if at all, as to 50% on the first anniversary of satisfying the performance criteria and the remaining 50% vesting upon the second anniversary of satisfying the performance criteria. The Company has determined that the performance criteria for these awards has been achieved but not all of the awards have vested as of June 30, 2021. As of June 30, 2021, a total of 1,370,830 RSUs and PSUs were outstanding, consisting of 1,282,830 unvested shares and 88,000 vested and deferred shares.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of product revenues	$37	$9	$71	$28
Research and development	986	551	1,952	1,274
Selling, general and administrative	3,687	1,933	7,389	3,686
Total	$4,710	$2,493	$9,412	$4,988

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2021 and 2020. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of June 30, 2021 and December 31, 2020, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and six months ended June 30, 2021 and 2020.

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $38. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $113. The Company is obligated to pay JHU low single-digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. The Company also has an obligation to pay JHU certain one-time development and commercial milestone payments. During the three months ended June 30, 2021 and 2020, the Company paid JHU $33 and $11, respectively, in royalty payments associated with the sales of EYSUVIS and INVELTYS. During the six months ended June 30, 2021 and 2020, the Company paid JHU $55 and $23, respectively, in royalty payments associated with the sales of EYSUVIS and INVELTYS. The Company paid JHU a $150 milestone payment during the six months ended June 30, 2021, which was triggered by the first commercial sale of EYSUVIS in the United States in December 2020.

The Company recorded other expenses related to the JHU agreement of $21 and $31 for the three months ended June 30, 2021 and 2020, respectively. The Company recorded a credit for other expenses related to the JHU agreement of $30 and other expenses of $76 for the six months ended June 30, 2021 and 2020, respectively.

Litigation—The Company is not currently subject to any material legal proceedings.

Other Commitments — The Company entered into a commercial supply agreement with Woodstock Sterile Solutions, Inc. (formerly known as Catalent Pharma Solutions, LLC) to manufacture commercial supplies of EYSUVIS and INVELTYS.

The Company has the following minimum purchase obligations for EYSUVIS and INVELTYS as of June 30, 2021:

Years Ending December 31,
2021 (remaining six months)	$2,295
2022	5,390
2023	6,285
2024	7,875
2025	8,199
Thereafter	17,925
Total minimum purchase commitments	$47,969

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

We have retained worldwide commercial rights for EYSUVIS, INVELTYS and our preclinical development programs. Starting with FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which now includes 105 territory sales managers, or TSMs, 14 regional sales leaders, two area sales leaders and four directors of national accounts. We plan to further expand our sales force up to 125 TSMs by year-end, subject to continued growth in payor coverage and the status of the COVID-19 pandemic. Our sales representatives promote both EYSUVIS and INVELTYS. We expect to commercialize in the United States any of our product candidates that receive marketing approval as well. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, including the European Union, or EU, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $36.5 million and $66.9 million for the three and six months ended June 30, 2021, respectively, and $104.3 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $466.7 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, or ATM Offerings, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC, or Oxford Finance, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize EYSUVIS and INVELTYS. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Business Impact of COVID-19 Pandemic

In order to safeguard the health of our employees from the COVID-19 pandemic, we follow, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state, and local governments, regarding working-from-home practices for non-essential employees. As a result, all office-based personnel are permitted to work from home, and our laboratory facilities that support our early-stage research activities are being utilized as necessary. In addition, we previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Our sales force has since resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians in the future, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market and commercialize EYSUVIS and INVELTYS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The extent of the impact of the COVID-19 pandemic on our commercialization efforts of EYSUVIS and INVELTYS and our operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the full extent of the impact on our customers, employees and vendors and government agencies, all of which are uncertain and cannot be predicted.

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

Financial Operations Overview

Product Revenues, Net

We commenced generating product revenues from sales of INVELTYS in January 2019 and commenced generating revenue from EYSUVIS upon the shipment to wholesalers in the United States in late December 2020. Full promotional launch of EYSUVIS began in early January 2021. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and other discounts and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance programs, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. Beginning in March 2020 and continuing through most of the second quarter of 2020, prescriptions of INVELTYS and revenue had been adversely affected by the ongoing COVID-19 pandemic as federal, state and local governments implemented restrictions on elective procedures, which included most ocular surgeries. While many deferred ocular surgeries have been rescheduled as individual states have released restrictions on elective procedures, and INVELTYS prescriptions have returned to quarterly growth, we are unable to project the specific timing or potential impact on future revenues given the continued uncertainty around the impact and duration of the restrictions related to the COVID-19 pandemic. We also cannot project the full extent of the impact that the COVID-19 pandemic may have on the full promotional launch and commercialization of EYSUVIS.

Cost of Product Revenues

Cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory and losses on inventory purchase commitments and other manufacturing overhead costs. We expensed cost of product revenues related to INVELTYS as research and development expenses prior to U.S. regulatory approval, which we received on August 22, 2018. We expensed cost of product revenues related to EYSUVIS as research and development expenses prior to the determination that FDA approval was probable and before the future economic benefit was expected to be realized. With respect to the ongoing COVID-19 pandemic, we expect that the cost of product revenues will be impacted consistent with the negative impact to product revenues, net. However, we are unable to predict the specific timing or specific impact on cost of product revenues given the continued uncertainty around the impact and duration of the restrictions related to the COVID-19 pandemic.

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

We anticipate that our selling, general and administrative expenses will increase in the future as we continue to build our commercial infrastructure to support the full promotional launch and commercialization of EYSUVIS and the continued commercialization of INVELTYS or of any product candidates for which we obtain marketing approval. We also anticipate that our selling, general and administrative expenses will increase if and as we increase our administrative headcount to support our continued research activities and development of our product candidates. Our sales force has resumed substantially all in-person interactions in the field with physicians, which were previously suspended due to the restrictions with respect to the ongoing COVID-19 pandemic. If we are forced to suspend all or some in-person sales force interactions again in the future as a result of the COVID-19 pandemic, selling, general and administrative expenses could be favorably impacted by a reduction in certain expenses associated with the restriction in activities for our sales force and other employees. We are unable to predict the specific amount of this impact if we are forced to resume such restrictions.

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

Interest Expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs and accretion of the final payment fee recognized on our debt facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt primarily consists of unamortized debt discount and issuance costs, a prepayment premium and unaccreted exit fees on the Athyrium Credit Facility.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Product revenues, net	$3,051	$833	$2,218
Costs and expenses:
Cost of product revenues	1,016	759	257
Selling, general and administrative	27,986	15,301	12,685
Research and development	3,094	6,053	(2,959)
Total operating expenses	32,096	22,113	9,983
Loss from operations	(29,045)	(21,280)	(7,765)
Other income (expense)
Interest income	33	102	(69)
Interest expense	(2,091)	(2,134)	43
Loss on extinguishment of debt	(5,395)	—	(5,395)
Net loss	$(36,498)	$(23,312)	$(13,186)

Product revenues, net

Product revenues, net was $3.1 million for the three months ended June 30, 2021, consisting of $1.7 million from EYSUVIS sales and $1.4 million from INVELTYS sales, compared to $0.8 million from INVELTYS sales for the three months ended June 30, 2020. There were no sales of EYSUVIS in the three months ended June 30, 2020. The increase in product revenues, net of $2.3 million was driven primarily by sales of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020, an increase in the total units of INVELTYS sold in the three months ended June 30, 2021 as well as a higher per unit gross selling price of INVELTYS as compared to those sold during the three months ended June 30, 2020. These increases in INVELTYS sales were partially offset by higher estimated reserves per unit during the three months ended June 30, 2021 as compared to those estimated during the three months ended June 30, 2020. We expect product revenues to increase if and as we increase our market share and obtain and maintain coverage and adequate reimbursement for EYSUVIS and INVELTYS from third-party payors; however, revenues could continue to be negatively impacted in 2021 as a result of the COVID-19 pandemic.

Cost of product revenues

Cost of product revenues was $1.0 million for the three months ended June 30, 2021, compared to $0.8 million for the three months ended June 30, 2020, an increase of $0.2 million. Cost of product revenues increased $0.5 million due to an increase in total INVELTYS units sold during the three months ended June 30, 2021, compared to the three months ended June 30, 2020 as well as a higher INVELTYS cost per unit as a result of the units sold during the three months ended June 30, 2020 being partially manufactured prior to FDA approval and for which costs were expensed as research and development prior to FDA approval as compared to those units sold during the three months ended June 30, 2021. Offsetting these increases was a reserve for excess inventory of $0.5 million recorded during the three months ended June 30, 2020, which did not occur in the three months ended June 30, 2021. The cost of product revenues attributable to EYSUVIS was $0.2 million for the three months ended June 30, 2021. There were no sales of EYSUVIS in the three months ended June 30, 2020. We expect aggregate cost of product revenues to increase as we continue to commercialize INVELTYS and as a result of the launch of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020 and for which we commenced a full promotional launch in early January 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were $28.0 million for the three months ended June 30, 2021, compared to $15.3 million for the three months ended June 30, 2020, which was an increase of $12.7 million. Selling, general and administrative expenses for the three months ended June 30, 2021 included a $4.8 million increase in external sales and marketing costs as compared to the three months ended June 30, 2020, primarily as a result of the launch of EYSUVIS. External sales and marketing costs incurred during the three months ended June 30, 2020 primarily related to commercial activities for INVELTYS. Also contributing to the increase in selling, general and administrative expenses for the three months ended June 30, 2021 was a $5.7 million increase in employee-related expenses primarily due to an increase in employee headcount related to the launch of EYSUVIS and merit-based pay, a $1.6 million increase in stock-based compensation costs and a $0.9 million increase in other selling, general and administrative expenses, which included facility related costs and certain medical affairs costs attributable to our commercial products. These increases were partially offset by a $0.3 million decrease in costs for administrative and professional service fees. We anticipate that our selling, general and administrative expenses will increase in the future as we continue to commercialize EYSUVIS and INVELTYS and if and as we increase our administrative headcount to support our continued research and development activities and seek marketing approval for our product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
KPI-121 development costs	$16	$2,034	$(2,018)
Employee‑related costs	2,106	3,357	(1,251)
Other research and development costs	972	662	310
Total research and development	$3,094	$6,053	$(2,959)

Research and development expenses were $3.1 million for the three months ended June 30, 2021, compared to $6.1 million for the three months ended June 30, 2020, a $3.0 million decrease. The decrease was primarily the result of a $2.0 million decrease in EYSUVIS development costs related to a decrease in external spend on STRIDE 3, our Phase 3 clinical trial of EYSUVIS, and a $1.3 million decrease in employee-related costs largely due to the decrease in the allocation of employee time dedicated to research and development, partially offset by a $0.3 million increase in other research and development costs, which included preclinical studies and other facility related costs. We expect research and development costs to increase if and as we advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates.

Interest income

Interest income was less than $0.1 million for the three months ended June 30, 2021, compared to $0.1 million for the three months ended June 30, 2020, a decrease of less than $0.1 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. The decrease was attributable to lower interest rates during the three months ended June 30, 2021.

Interest expense

We incurred interest expense of $2.1 million for the three months ended June 30, 2021, which remained consistent with interest expense of $2.1 million for the three months ended June 30, 2020. Interest expense was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance LLC and our Athyrium Credit Facility. During the three months ended June 30, 2021, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility until we repaid such indebtedness in full on May 4, 2021. During the three months ended June 30, 2021, $80.0 million of indebtedness was outstanding under our Loan Agreement after we drew down the tranche A term loan on May 4, 2021. During the three months ended June 30, 2020, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility.

Loss on extinguishment of debt

The loss of extinguishment of debt was $5.4 million for the three months ended June 30, 2021. Upon the repayment in full of all amounts owed under the Athyrium Credit Facility, the unamortized debt discount and issuance costs, prepayment premium and unaccreted exit fee were recorded as loss on extinguishment of debt for the three months ended June 30, 2021. There was no loss on extinguishment of debt for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Product revenues, net	$6,317	$1,904	$4,413
Costs and expenses:
Cost of product revenues	1,771	1,113	658
Selling, general and administrative	55,685	30,709	24,976
Research and development	6,220	11,487	(5,267)
Total operating expenses	63,676	43,309	20,367
Loss from operations	(57,359)	(41,405)	(15,954)
Other income (expense)
Interest income	76	400	(324)
Interest expense	(4,232)	(4,262)	30
Loss on extinguishment of debt	(5,395)	—	(5,395)
Net loss	$(66,910)	$(45,267)	$(21,643)

Product revenues, net

Product revenues, net was $6.3 million for the six months ended June 30, 2021, consisting of $3.3 million from EYSUVIS sales and $3.0 million from INVELTYS sales, compared to $1.9 million from INVELTYS sales for the six months ended June 30, 2020. There were no sales of EYSUVIS in the six months ended June 30, 2020. The increase in product revenues, net of $4.4 million was driven primarily by sales of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020, an increase in the total units of INVELTYS sold in the six months ended June 30, 2021 as well as a higher per unit gross selling price of INVELTYS as compared to those sold during the six months ended June 30, 2020. These increases in INVELTYS sales were partially offset by higher estimated reserves per unit during the six months ended June 30, 2021 as compared to those estimated during the six months ended June 30, 2020. We expect product revenues to increase if and as we increase our market share and obtain and maintain coverage and adequate reimbursement for EYSUVIS and INVELTYS from third-party payors; however, revenues could continue to be negatively impacted in 2021 as a result of the COVID-19 pandemic.

Cost of product revenues

Cost of product revenues was $1.8 million for the six months ended June 30, 2021, compared to $1.1 million in the six months ended June 30, 2020, an increase of $0.7 million. Cost of product revenues increased $0.8 million due to an increase in total INVELTYS units sold during the six months ended June 30, 2021, compared to the six months ended June 30, 2020 as well as a higher INVELTYS cost per unit as a result of the units sold during the six months ended June 30, 2020 being partially manufactured prior to FDA approval and for which costs were expensed as research and development prior to FDA approval as compared to those units sold during the six months ended June 30, 2021. Partially offsetting these increases was a reserve for excess inventory of $0.5 million recorded during the six months ended June 30, 2020, which did not occur in the six months ended June 30, 2021. The cost of product revenues attributable to EYSUVIS was $0.4 million for the six months ended June 30, 2021. There were no sales of EYSUVIS in the six months ended June 30, 2020. We expect aggregate cost of product revenues to increase as we continue to commercialize INVELTYS and as a result of the launch of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020 and for which we commenced a full promotional launch in early January 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were $55.7 million for the six months ended June 30, 2021, compared to $30.7 million for the six months ended June 30, 2020, which was an increase of $25.0 million. Selling, general and administrative expenses for the six months ended June 30, 2021 included a $10.3 million increase in external sales and marketing costs as compared to the six months ended June 30, 2020, primarily as a result of the launch of EYSUVIS. External sales and marketing costs incurred during the six months ended June 30, 2020 primarily related to commercial activities for INVELTYS. Also contributing to the increase in selling, general and administrative expenses for the six months ended June 30, 2021 was a $9.8 million increase in employee-related expenses primarily due to an increase in employee headcount related to the launch of EYSUVIS and merit-based pay, a $3.4 million increase in stock-based compensation costs and a $1.5 million increase in other selling, general and administrative expenses, which included facility related costs and certain medical affairs costs attributable to our commercial products. We anticipate that our selling, general and administrative expenses will increase in the future as we continue to commercialize EYSUVIS and INVELTYS and if and as we increase our administrative headcount to support our continued research and development activities and seek marketing approval for our product candidates.

Research and development expenses

The following table summarizes the research and development expenses incurred during the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
KPI-121 development costs	$89	$3,715	$(3,626)
Employee‑related costs	4,311	6,234	(1,923)
Other research and development costs	1,820	1,538	282
Total research and development	$6,220	$11,487	$(5,267)

Research and development expenses were $6.2 million for the six months ended June 30, 2021, compared to $11.5 million for the six months ended June 30, 2020, a $5.3 million decrease. The decrease was primarily the result of a $3.6 million decrease in EYSUVIS development costs related to a decrease in external spend on STRIDE 3, our Phase 3 clinical trial of EYSUVIS, and a $1.9 million decrease in employee-related costs largely due to the decrease in the allocation of employee time dedicated to research and development, partially offset by a $0.2 million increase in other research and development costs, which included preclinical studies and other facility related costs. We expect research and development costs to increase if and as we advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates.

Interest income

Interest income was $0.1 million for the six months ended June 30, 2021, compared to $0.4 million for the six months ended June 30, 2020, a decrease of $0.3 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. The decrease was attributable to lower interest rates during the six months ended June 30, 2021.

Interest expense

We incurred interest expense of $4.2 million for the six months ended June 30, 2021, compared to $4.3 million for the six months ended June 30, 2020, a $0.1 million decrease. Interest expense was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance LLC and our Athyrium Credit Facility. During the six months ended June 30, 2021, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility until we repaid such indebtedness in full on May 4, 2021. During the six months ended June 30, 2021, $80.0 million of indebtedness was outstanding under our Loan Agreement after we drew down the tranche A term loan on May 4, 2021. During the six months ended June 30, 2020, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility.

Loss on extinguishment of debt

The loss of extinguishment of debt was $5.4 million for the six months ended June 30, 2021. Upon the repayment in full of all amounts owed under the Athyrium Credit Facility, the unamortized debt discount and issuance costs, prepayment premium and unaccreted exit fee were recorded as loss on extinguishment of debt for the six months ended June 30, 2021. There was no loss on extinguishment of debt for the six months ended June 30, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, and commenced a full promotional launch of our second product, EYSUVIS, in early January 2021, we have had limited revenues to date from product sales and have financed our operations primarily through proceeds from our IPO, follow-on public common stock offerings and sales of our common stock under our ATM Offerings, private placements of preferred stock, borrowings under credit facilities and the Loan Agreement, convertible promissory notes and warrants.

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

On August 9, 2018, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on August 27, 2018, or the 2018 Shelf Registration, under which we could initially offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the 2018 Shelf Registration becoming effective. Under the 2018 Shelf Registration, we may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered.

On October 1, 2018, we entered into the Athyrium Credit Facility with Athyrium for up to $110.0 million. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75.0 million, and a Term Loan B in the aggregate principal amount of $35.0 million which we did not draw down on. On May 4, 2021, concurrently with the closing of the Loan Agreement with Oxford Finance LLC and the initial borrowing of the tranche A loan, we utilized substantially all of the proceeds from the tranche A term loan to repay in full all outstanding amounts owed under our Athyrium Credit Facility, under which we had an aggregate principal amount of $75.0 million of indebtedness outstanding. We terminated all commitments by Athyrium to extend further credit under the Athyrium Credit Facility and all guarantees and security interests granted by us thereunder. In connection with the termination of the Athyrium Credit Facility, we paid to the lenders a prepayment premium of $2.25 million and an exit fee of $0.8 million. The transaction resulted in a loss on extinguishment of debt of $5.4 million, consisting of the prepayment premium, the unamortized debt discount and the unaccreted exit fee.

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

Under the 2018 Shelf Registration, we have issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds to us of $231.7 million. There was $18.3 million of securities available to be issued under the 2018 Shelf Registration as of June 30, 2021.

On May 7, 2020, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering. During the fourth quarter of 2020, we issued an aggregate of 2,821,059 shares of our common stock under the ATM Offering, resulting in net proceeds to us of $20.6 million. In the three and six months ended June 30, 2021, we issued and sold an additional 837,257 and 5,583,329 shares of our common stock under our ATM Offering, respectively, resulting in net proceeds to us of $6.0 million and $40.7 million, respectively. As of June 30, 2021, there was $11.9 million of shares of common stock remaining under the ATM Offering that we may issue and sell in the future and, excluding the shares of common stock that may be offered under our ATM Offering, there was $275.0 million of securities available to be issued under the 2020 Shelf Registration.

On May 4, 2021, we entered into the Loan Agreement with Oxford Finance, in its capacity as lender, or the Lender, and in its capacity as collateral agent (in such capacity, the “Agent”), pursuant to which a term loan of up to an aggregate principal amount of $125.0 million is available to us, consisting of (i) a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million; (ii) a contingent tranche B term loan in the aggregate principal amount of $20.0 million available to us through June 30, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $75.0 million, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25.0 million available to us through December 31, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $100 million, subject to certain other terms and conditions. The term loans bear interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. The Loan Agreement provides for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made, or the Amortization Date. The aggregate outstanding principal balance of the term loans are required to be repaid in monthly installments starting on the Amortization Date based on a repayment schedule equal to (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made and (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on May 1, 2026, or the Maturity Date.

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

Cash Flows

As of June 30, 2021 and 2020, we had $149.6 million and $184.6 million, respectively, in cash, cash equivalents and short-term investments. As of June 30, 2021, we had $80.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance LLC. As of June 30, 2020, we had $75.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Athyrium Credit Facility.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(54,248)	$(39,134)
Net cash provided by (used in) investing activities	70,705	(57,450)
Net cash provided by financing activities	41,164	139,160
Increase in cash and restricted cash	$57,621	$42,576

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $54.2 million compared to $39.1 million for the six months ended June 30, 2020, an increase of $15.1 million, primarily due to an $11.7 million increase in the net loss adjusted for non-cash charges and the timing of working capital fluctuations which accounted for $3.4 million of the increase. Notable working capital fluctuations include an increase to accounts receivable in the six months ended June 30, 2021 of $2.3 million driven by an increase in sales largely due to the launch of EYSUVIS, whereas accounts receivable had decreased by $7.3 million in the six months ended June 30, 2020 driven by a decrease in sales of INVELTYS primarily as a result of the COVID-19 pandemic. Inventory increased by a greater amount during the six months ended June 30, 2021 due to an increase in manufacturing activity for EYSUVIS and INVELTYS. Offsetting these increases was an increase in accrued expenses and other current liabilities during the six months ended June 30, 2021 of $2.0 million, as compared to a decrease in accrued expenses and other current liabilities in the six months ended June 30, 2020 of $6.8 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2021 was $70.7 million compared to net cash used of $57.5 million for the same period in 2020, an increase of $128.2 million. Net cash provided by investing activities for the six months ended June 30, 2021 primarily related to the sales or maturities of short-term investments $71.3 million. Net cash used in investing activities for the six months ended June 30, 2020 primarily related to the purchases of short-term investments of $56.5 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $41.2 million, a decrease of $98.0 million compared to $139.2 million in the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 included $77.8 million of net proceeds from the tranche A term loan under our Loan Agreement, $40.7 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $0.7 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of indebtedness under our Athyrium Credit Facility of $78.0 million. Net cash provided by financing activities for the six months ended June 30, 2020 consisted of $125.4 million of net proceeds from the sale of shares of our underwritten offering pursuant to the 2018 Shelf Registration,

$12.6 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $1.2 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and execute our commercial launch plans for EYSUVIS, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. The increase in headcount includes the expansion of our sales force from 56 TSMs to 91 TSMs, which occurred in the fourth quarter of 2020, and from 91 TSMs to 105 TSMs, which occurred around the start of the third quarter 2021, with a subsequent expansion up to 125 TSMs expected by year-end, subject to continued growth in payor coverage and the status of the COVID-19 pandemic.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash, cash equivalents and short-term investments as of June 30, 2021, along with anticipated revenue from EYSUVIS and INVELTYS, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements for at least two years. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to the COVID-19 pandemic. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Our sales force has since resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees and vendors and government agencies, which is uncertain and cannot be predicted.

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

We may need to raise additional capital in the future to advance our business. Additional private or public financings may not be available to us on acceptable terms, or at all. Additionally, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may again cause such disruptions, which could impact our ability to raise additional funds. The COVID-19 pandemic has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents and short-term investments. Our cash equivalents as of June 30, 2021 consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Our short-term investments as of June 30, 2021 consist of U.S. Government Agencies Securities. Due to the short-term maturities of our cash equivalents and short-term investments, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

As of June 30, 2021, the aggregate principal amount outstanding under the Loan Agreement was $80.0 million, which bears interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89% per annum. An immediate 10% change in the 30-day LIBOR rate would not have a material impact on our operating results or cash flows. As of June 30, 2020, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bore interest at a fixed rate of 9.875% per annum. On May 4, 2021, we utilized substantially all of the proceeds from the tranche A term loan under the Loan Agreement to repay in full all outstanding amounts under the Athyrium Credit Facility.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $36.5 million and $66.9 million for the three and six months ended June 30, 2021 and $104.3 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $466.7 million. In January 2019, we launched our first product, INVELTYS® (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post-operative inflammation and pain following ocular surgery. On October 26, 2020, the U.S. Food and Drug Administration, or FDA, approved our second product, EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25% for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. We began shipping EYSUVIS to wholesalers in the United States in late December 2020 and commenced a full promotional launch in early January 2021. We have had limited revenues to date from product sales. We have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public offerings of common stock and sales under our at-the-market offering facility, or the ATM Offering, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our expenses will increase substantially as compared to prior periods as we continue to commercialize INVELTYS in the United States and execute our commercial launch plans for EYSUVIS, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. The increase in headcount includes the expansion of our sales force from 56 territory sales managers, or TSMs, to 91 TSMs, which occurred in the fourth quarter of 2020, and from 91 TSMs to 105 TSMs, which occurred around the start of the third quarter 2021, with a subsequent expansion up to 125 TSMs expected by year-end, subject to continued growth in payor coverage and the status of the COVID-19 pandemic.

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

In addition, our recent commercialization efforts have been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to the COVID-19 pandemic. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Our sales force has since resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees and vendors and government agencies, which is uncertain and cannot be predicted.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize EYSUVIS and INVELTYS, and as we advance our preclinical activities for our product candidates. We also expect to incur significant additional expenses if and as we conduct further research and development activities, and potentially initiate clinical trials of, and seek regulatory approval for, any product candidates that we identify and advance, including product candidates from our receptor Tyrosine Kinase Inhibitor, or rTKI, program, novel surface targeting steroid program and novel selective glucocorticoid receptor modulators, or SEGRM, program.

Our expenses have increased relative to prior periods in connection with our launch and commercialization of EYSUVIS and INVELTYS, including costs associated with the addition and subsequent expansion of our specialty sales force and increased marketing, distribution and manufacturing capabilities. For example, with the approval of EYSUVIS, we increased our sales force from 56 TSMs to 91 TSMs and from seven RSLs to 14 RSLs during the fourth quarter of 2020 and then to 105 TSMs around the start of the third quarter 2021, with a subsequent expansion up to 125 TSMs expected by year-end, subject to continued growth in payor coverage and the status of the COVID-19 pandemic. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash, cash equivalents, and short-term investments of

$149.6 million as of June 30, 2021, along with anticipated revenue from EYSUVIS and INVELTYS, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements for at least two years. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

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

We have a substantial amount of indebtedness. As of June 30, 2021, we had $80.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, bearing interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. The Loan Agreement provides for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made, or the Amortization Date. Beginning on the Amortization Date, we are required to repay the outstanding principal in monthly installments over a period of (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made or (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and interest is due in full on May 1, 2026, the date of maturity.

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

The outbreak of the COVID-19 pandemic and government measures taken in response to it, including from time to time quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures, have had a significant impact, both direct and indirect, on businesses and commerce; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen significantly.

In particular, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The COVID-19 pandemic has negatively impacted revenues from INVELTYS and we expect it to continue to do so until surgeries return to and remain at historical levels. In light of shelter-in-place orders and other mandated local travel and social interaction prohibitions, we previously suspended substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Our sales force has since resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market INVELTYS and could adversely affect our ability to launch and market EYSUVIS. Furthermore, while the majority of our day-to-day operations are continuing as our employees are permitted to work remotely, our laboratory facilities that support our early-stage research activities were partially limited, and may be limited again in the future, as a result of COVID-19.

Additionally, while we currently are not experiencing interruptions in our manufacturing of EYSUVIS or INVELTYS, any reinstatement of quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may again cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the significant ongoing impact of the pandemic on economies worldwide could result in more extensive adverse effects on our business and operations. The full extent of the impact of COVID-19 on our commercialization efforts will depend on the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees and vendors and government agencies, which is uncertain and cannot be predicted. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to significantly and adversely affect our business, financial condition, results of operations and prospects.

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

The market opportunity for EYSUVIS and INVELTYS may be further impacted by extraordinary events such as the current pandemic health event resulting from COVID-19 and its collateral consequences. For example, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries such as cataract and refractive, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. In light of shelter-in-place orders and other mandated local travel prohibitions, we previously suspended substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Our sales force has since resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market INVELTYS and could adversely affect our ability to successfully launch and market EYSUVIS.

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

In 2019, we completed the initial buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS, which included a sales force of 57 TSMs, seven RSLs, and three directors of national accounts. During the fourth quarter of 2020, we expanded our sales force to include 91 TSMs, 14 RSLs, and two new area sales leaders. In 2021, increased our sales force from 91 TSMs to 105 TSMs by the start of the third quarter, with a subsequent expansion up to 125 TSMs expected by year-end subject to continued growth in payor coverage and the status of the COVID-19 pandemic. Our sales representatives promote both EYSUVIS and INVELTYS. There are risks involved with establishing, maintaining and expanding our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any future product launch. Further, we may underestimate the size of the sales force required for a successful product launch, including with respect to the launch of EYSUVIS, and may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of any of our product candidates for which we establish additional commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If EYSUVIS, INVELTYS or any of our product candidates are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our products or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of EYSUVIS and INVELTYS have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of EYSUVIS and INVELTYS reported in any of our clinical trials and serious adverse events reported to date following approval and commercialization have been very rare. Increases in IOP and cataract formation are additional adverse effects associated with the use of corticosteroids in general. We have no clinical safety data on or patient exposure to either EYSUVIS or INVELTYS for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our products or our product candidates (including use of EYSUVIS or INVELTYS more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our products or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our products or product candidates, if approved, at the rate we currently expect.

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

We have experienced and expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing and distribution. For example, in the fourth quarter of 2020, we increased our sales force from 56 TSMs to 91 TSMs, from seven RSLs to 14 RSLs and added two new area sales leaders. In 2021, we increased our sales force from 91 TSMs to 105 TSMs around the start of the third quarter, with a subsequent expansion up to 125 TSMs expected by year-end, subject to continued growth in payor coverage and the status of the COVID-19. To manage our recent, planned and potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and may further expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited experience in managing such growth, we may not be able to effectively manage our recently expanded operations, planned sales force expansion or any future expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Furthermore, operational and other restrictions related to COVID-19 may further hamper our ability to grow as needed, including our planned sales force expansion, and/or to manage our growth. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of June 30, 2021, our executive officers and directors and their affiliates in the aggregate, owned shares representing approximately 25.92% of our capital stock, based on the most recent institutional stockholder ownership filings with the SEC. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 4, 2021, we had outstanding 64,971,096 shares of common stock. Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants and options, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On May 14, 2021, we granted stock options to one new employee to purchase 27,500 shares of our common stock at an exercise price of $5.06 per share and on June 15, 2021, we granted stock options to five new employees to purchase 64,500 shares of our common stock at an exercise price of $5.70 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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

EXHIBIT 10.2†	-

Exclusive License Agreement, dated November 10, 2009, by and between the Registrant and The Johns Hopkins University, as amended by the First Amendment dated November 19, 2012, the Second Amendment dated May 23, 2014 and the Third Amendment dated August 26, 2014.

EXHIBIT 10.3†	-	Settlement and License Agreement, dated October 24, 2014, by and between the Registrant and GrayBug, LLC.

EXHIBIT 31.1+	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mark Iwicki, President and Chief Executive Officer of the Company.

EXHIBIT 32.2++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+ Filed herewith

++ Furnished herewith

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: August 5, 2021	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 5, 2021	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)