Form 10-Q
period 2021-09-30
Kala Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1479419

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 65,500,275 shares of Common Stock, $0.001 par value per share, outstanding as of November 12, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Combangio, Inc., or Combangio, which was completed on November 15, 2021, or the Acquisition, pursuant to the Agreement and Plan of Merger dated November 15, 2021, by and among Ceres Merger Sub, Inc., Combangio and the Combangio equityholder representative, or the Merger Agreement, including the estimated costs and potential realization of the expected benefits from the Acquisition;
●	our expectations with respect to, and the amount of, future milestone payments pursuant to the Merger Agreement;
●	our expectations with respect to potential advantages of KPI-012 (previously known as CMB-012);
●	the anticipated and unanticipated costs, fees, expenses and liabilities related to the Acquisition, including the estimated costs for development of KPI-012;
●	our ability to successfully integrate Combangio’s business into our business;
●	our commercialization efforts for EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25% and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%;
●	our development efforts for our product candidates, including KPI-012, and our ability to discover and develop new programs and product candidates, including those from our receptor Tyrosine Kinase Inhibitor program and novel selective glucocorticoid receptor modulators program;
●	the timing, progress and results of clinical trials for KPI-012 and other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of an investigational new drug application and biologics license application for KPI-012 and any other product candidate we develop;
●	our estimates regarding potential future revenue from sales of EYSUVIS, INVELTYS and, if approved, KPI-012;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for EYSUVIS, INVELTYS and, if approved, KPI-012;

●	our ability to maintain regulatory approvals for EYSUVIS and INVELTYS and our ability to obtain regulatory approvals for KPI-012;
●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand and anticipated revenue from product sales;
●	the potential advantages of EYSUVIS, INVELTYS and our product candidates, including KPI-012;
●	the rate and degree of market acceptance and clinical utility of our products and KPI-012;
●	our estimates regarding the potential market opportunity for EYSUVIS, INVELTYS and our product candidates, including KPI-012;
●	plans to pursue the development of KPI-012 for indications in addition to persistent corneal epithelial defects;
●	our commercialization, marketing and manufacturing capabilities and strategy for EYSUVIS, INVELTYS and, if approved, KPI-012;
●	our intellectual property position, including intellectual property acquired in the Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers;
●	the impact of COVID-19 on our business and operations; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by us and third parties as well as our estimates of potential market opportunities. Industry publications, third-party and our own research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for EYSUVIS, INVELTYS and our product candidates, including KPI-012, include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Risks Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of September 30, 2021, we had an accumulated deficit of $494.8 million.
●	We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We may fail to realize the anticipated benefits of our acquisition of Combangio, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.
●	The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, could impact the commercialization of EYSUVIS and the development of KPI-012 and may continue to adversely affect our business, results of operations and financial condition.
●	EYSUVIS, INVELTYS, KPI-012 or any other product candidate that receives marketing approval may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	Even if we are able to successfully commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
●	If we are unable to maintain our sales, marketing and distribution capabilities, establish additional capabilities if and when necessary, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. EYSUVIS, INVELTYS, KPI-012 and our product candidates will also compete with existing branded, generic and off-label products.
●	If we are unable to successfully complete the clinical development of KPI-012 and obtain marketing approval, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to commercialize our products and product candidates, our business will be materially harmed.
●	We contract with third parties for the manufacture of EYSUVIS, INVELTYS and KPI-012 and plan to contract with third parties for clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We may be unable to obtain and maintain patent protection for our technology, products and product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be impaired.
●	EYSUVIS, INVELTYS, KPI-012 and certain aspects of our AMPPLIFY technology are protected by patents exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed. If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.
●	The terms of approvals, ongoing regulations and post-marketing restrictions for our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.
●	Recently enacted and future legislation may affect our ability to commercialize our products and product candidates and the prices we obtain for any products that are approved in the United States or foreign jurisdictions.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$124,503	$77,264
Short-term investments	—	76,276
Accounts receivable, net	12,630	9,604
Inventory	7,708	5,229
Prepaid expenses and other current assets	4,245	3,006
Total current assets	149,086	171,379
Non-current assets:
Property and equipment, net	3,142	3,166
Long-term inventory	11,039	6,219
Right-of-use assets	27,339	27,853
Restricted cash and other long-term assets	3,208	12,989
Total assets	$193,814	$221,606
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,845	$1,724
Accrued expenses and other current liabilities	19,465	18,971
Current portion of lease liabilities	1,885	1,530
Total current liabilities	27,195	22,225
Long-term liabilities:
Long-term lease liabilities	26,659	27,143
Long-term debt	78,491	72,243
Total long-term liabilities	105,150	99,386
Total liabilities	132,345	121,611
Commitments and Contingencies (Note 14)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 65,085,224 and 58,915,375 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	65	59
Additional paid-in capital	556,224	499,715
Accumulated other comprehensive income	—	4
Accumulated deficit	(494,820)	(399,783)
Total stockholders' equity	61,469	99,995
Total liabilities and stockholders' equity	$193,814	$221,606

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Product revenues, net	$3,067	$2,220	$9,384	$4,124
Costs and expenses:
Cost of product revenues	908	701	2,679	1,814
Selling, general and administrative	25,349	23,893	81,034	54,602
Research and development	2,881	3,468	9,101	14,955
Total costs and expenses	29,138	28,062	92,814	71,371
Loss from operations	(26,071)	(25,842)	(83,430)	(67,247)
Other income (expense):
Interest and other income	16	51	92	451
Interest and other expense	(2,072)	(2,157)	(6,304)	(6,419)
Loss on extinguishment of debt	—	—	(5,395)	—
Total interest and other expense	(2,056)	(2,106)	(11,607)	(5,968)
Net loss	$(28,127)	$(27,948)	$(95,037)	$(73,215)
Net loss per share—basic and diluted	$(0.43)	$(0.50)	$(1.49)	$(1.44)
Weighted average shares outstanding—basic and diluted	65,050,481	56,030,717	63,766,052	50,851,167

Net loss	$(28,127)	$(27,948)	$(95,037)	$(73,215)
Other comprehensive loss:
Change in unrealized gains on investments	—	14	(4)	(3)
Total other comprehensive loss	—	14	(4)	(3)
Total comprehensive loss	$(28,127)	$(27,934)	$(95,041)	$(73,218)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2021
				Accumulated
	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2021	64,770,219	$65	$550,898	$—	$(466,693)	$84,270
At the market offering, net of offering costs of $9	114,128	—	333	—	—	333
Issuance of common stock under employee stock purchase plan	200,877	—	906	—	—	906
Stock-based compensation expense	—	—	4,087	—	—	4,087
Net loss	—	—	—	—	(28,127)	(28,127)
Balance as of September 30, 2021	65,085,224	$65	$556,224	$—	$(494,820)	$61,469

	Three Months Ended September 30, 2020
				Accumulated
	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2020	55,831,021	$56	$469,627	$(17)	$(340,723)	$128,943
Exercise of stock options	1,500	—	7	—	—	7
Issuance of common stock under employee stock purchase plan	228,844	—	746	—	—	746
Stock-based compensation expense	—	—	4,268	—	—	4,268
Change in fair value of investments	—	—	—	14	—	14
Net loss	—	—	—	—	(27,948)	(27,948)
Balance as of September 30, 2020	56,061,365	$56	$474,648	$(3)	$(368,671)	$106,030

See accompanying notes to these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30, 2021
	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	58,915,375	$59	$499,715	$4	$(399,783)	$99,995
At the market offering, net of offering costs $1,171	5,697,457	6	41,057	—	—	41,063
Exercise of stock options	88,888	—	248	—	—	248
Issuance of vested restricted stock units	107,780	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	275,724	—	1,337	—	—	1,337
Stock-based compensation expense	—	—	13,867	—	—	13,867
Change in fair value of investments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(95,037)	(95,037)
Balance as of September 30, 2021	65,085,224	$65	$556,224	$—	$(494,820)	$61,469

	Nine Months Ended September 30, 2020
	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	36,086,254	$36	$325,112	$—	$(295,456)	$29,692
At the market offering, net of offering costs of $388	2,352,671	3	12,543	—	—	12,546
Exercise of stock options	312,528	—	945	—	—	945
Common stock offering, net of issuance cost and underwriting fees of $8,475	16,979,371	17	125,406	—	—	125,423
Issuance of common stock under employee stock purchase plan	314,397	—	1,016	—	—	1,016
Stock-based compensation expense	—	—	9,626	—	—	9,626
Warrant exercises	16,144	—	—	—	—	—
Change in fair value of investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(73,215)	(73,215)
Balance as of September 30, 2020	56,061,365	$56	$474,648	$(3)	$(368,671)	$106,030

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(95,037)	$(73,215)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	763	674
Non-cash operating lease cost	1,711	1,437
Loss on extinguishment of debt	5,395	—
Amortization of debt discount and other non-cash interest	1,080	782
Stock-based compensation	13,340	9,249
Amortization of discount on available-for-sale securities	22	—
Gain on disposal of property and equipment	(14)	—
Change in operating assets and liabilities:
Accounts receivable	(3,026)	4,108
Prepaid expenses and other current assets	(1,239)	(223)
Inventory	(6,772)	(1,423)
Accounts payable	4,251	(332)
Accrued expenses and other current liabilities	495	(4,882)
Lease liabilities and other long-term liabilities	(1,300)	(950)
Net cash used in operating activities	(80,331)	(64,775)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(874)	(1,459)
Proceeds from sale of property and equipment	50	—
Purchases of short-term investments	—	(113,592)
Proceeds from sales or maturities of short-term investments	76,250	—
Net cash provided by (used in) investing activities	75,426	(115,051)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs of $2,218	77,782	—
Payment of principal, prepayment premium and exit fee on debt	(78,010)	—
Proceeds from common stock offerings, net of offering costs	41,063	137,969
Payment of principal on finance lease	(26)	(24)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,585	1,961
Net cash provided by financing activities	42,394	139,906
Net increase (decrease) in cash, cash equivalents and restricted cash:	37,489	(39,920)
Cash, cash equivalents and restricted cash at beginning of period	89,756	98,031
Cash, cash equivalents and restricted cash at end of period	$127,245	$58,111
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$127,245	$58,111
Less restricted cash (Notes 8 and 9)	(2,742)	(12,585)
Cash and cash equivalents at end of period	$124,503	$45,526

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$—	$34

Supplemental disclosure:
Cash paid for interest	$5,200	$5,636
Right-of-use assets obtained in exchange of operating lease obligations	1,211	—

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

In January 2019, the Company launched its first commercial product, INVELTYS, in the United States and began shipping its second commercial product, EYSUVIS, to wholesalers in the United States in late December 2020 with the full promotional launch commencing in early January 2021. The Company is engaged in the commercialization of EYSUVIS and INVELTYS, research and development activities for its product candidates, including KPI-012 for the treatment of persistent corneal epithelial defects, raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high-risk, research and development of pharmaceutical product candidates and launching products for the first time. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to successfully commercialize its products, the success of its research and development efforts, its ability to obtain regulatory approval of its product candidates, its ability to raise additional capital when needed and, ultimately, attain profitable operations.

The Company is also progressing its pipeline of proprietary preclinical development programs targeted to address front and back of the eye diseases. These preclinical development programs, all of which are new chemical entities, include its receptor Tyrosine Kinase Inhibitor program, that is designed to inhibit the vascular endothelial growth factor pathway, for the treatment of retinal diseases, including wet age-related macular degeneration; and its selective glucocorticoid receptor modulators, which are a novel class of therapies designed to modify the downstream activity of the receptors to exhibit the anti-inflammatory and immunomodulatory properties of the corticosteroid class of therapies without their associated side effects. The Company owns all intellectual property and worldwide rights to these pipeline preclinical development programs.

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of September 30, 2021, the Company had an accumulated deficit of $494,820. As the Company commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched its first product, INVELTYS, in January 2019, it has had only limited revenues to date from product sales and has financed operations primarily through proceeds from its initial public offering of common stock (“IPO”), follow-on public common stock offerings and sales of its common stock under its at-the-market offering (“ATM Offering”) facility, private placements of preferred stock, borrowings under credit facilities, convertible promissory notes and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to commercialize EYSUVIS and INVELTYS. Although the Company expects to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and it expects to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash and cash equivalents as of September 30, 2021, together with anticipated net revenue from sales of EYSUVIS and INVELTYS, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

COVID-19 –In order to safeguard the health of its employees from the ongoing novel coronavirus pandemic, or COVID-19, the Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state and local governments, regarding working-from-home practices for non-essential employees. The Company previously suspended its sales force from substantially all in-person interactions with physicians and was limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, the Company’s sales force resumed substantially all in-person interactions in the field, but if the Company suspends all or some in-person interactions with physicians in the future, or to the extent physicians limit in-person interactions, the Company may be limited to conducting educational and promotional activities virtually, which may continue to hamper its ability to market and commercialize EYSUVIS and INVELTYS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The extent of the impact of the COVID-19 pandemic on the Company’s commercialization efforts of EYSUVIS and INVELTYS and its operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on its customers, employees and vendors and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its condensed consolidated results of operations or financial position.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and unvested RSUs and PSUs. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and 2020, potentially dilutive securities excluded from the calculation of diluted net loss per share because including such securities would have an anti-dilutive effect consisted of outstanding options to purchase 10,172,896 and 8,516,163 shares of the Company’s common stock, respectively, an aggregate of 1,252,737 and 946,767 unvested RSUs and PSUs, respectively, and an aggregate of 215,172 and 248,505 unexercised warrants, respectively.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended September 30, 2021.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company from time to time has short-term investments which are considered financial instruments that are measured on a recurring basis. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and its own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Company’s financial instruments as of September 30, 2021 consisted primarily of cash equivalents. The Company’s financial instruments as of December 31, 2020 consisted primarily of cash equivalents and short-term investments in money market funds and short-term securities. Cash equivalents and short-term investments are reported at their respective fair values on the Company’s condensed consolidated balance sheets. See Note 4, “Investments” for additional information.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$106,128	$106,128	$—	$—
Total Assets	$106,128	$106,128	$—	$—

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$63,811	$63,811	$—	$—
Short-term investments	76,276	76,276	—	—
Total Assets	$140,087	$140,087	$—	$—

During the three and nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2, and Level 3.

4. INVESTMENTS

The Company held no short-term investments as of September 30, 2021. Investments by security type consisted of the following as of December 31, 2020:

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three and nine months ended September 30, 2021 and 2020:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2020	$1,157	$600	$4,904
Provision related to current period sales	2,201	245	10,216
Changes in estimate related to prior period sales	3	30	(26)
Credit/payments made	(1,823)	(419)	(7,880)
Balance as of March 31, 2021	$1,538	$456	$7,214
Provision related to current period sales	2,103	356	11,193
Changes in estimate related to prior period sales	30	142	(353)
Credit/payments made	(2,260)	(253)	(9,801)
Balance as of June 30, 2021	$1,411	$701	$8,253
Provision related to current period sales	2,137	490	11,686
Changes in estimate related to prior period sales	18	109	(647)
Credit/payments made	(2,110)	(632)	(9,861)
Balance as of September 30, 2021	$1,456	$668	$9,431

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2019	$1,783	$180	$10,044
Provision related to current period sales	725	—	4,576
Changes in estimate related to prior period sales	2	(66)	93
Credit/payments made	(1,114)	—	(8,090)
Balance as of March 31, 2020	$1,396	$114	$6,623
Provision related to current period sales	335	—	2,194
Changes in estimate related to prior period sales	3	(51)	(234)
Credit/payments made	(1,336)	1	(3,013)
Balance as of June 30, 2020	$398	$64	$5,570
Provision related to current period sales	1,235	—	7,584
Changes in estimate related to prior period sales	(1)	(1)	(93)
Credit/payments made	(815)	1	(6,347)
Balance as of September 30, 2020	$817	$64	$6,714
(1)	Trade discounts, allowances and chargebacks include fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable on the Company’s condensed consolidated balance sheets.
(2)	Estimated provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
(3)	Rebates and incentives include managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

The Company recorded no allowance for doubtful accounts as of September 30, 2021 or December 31, 2020. The Company recorded an allowance of $1,456 and $1,157 for expected sales discounts, related to prompt pay discounts and other discounts, contractual fee for service arrangements and chargebacks, to wholesalers and distributors as of September 30, 2021 and December 31, 2020, respectively.

6. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2021	2020

Raw materials	$1,328	$801
Work in progress	11,888	6,437
Finished goods	5,531	4,210
Total inventory	$18,747	$11,448

As of September 30, 2021, the Company had $7,708 of current inventory and $11,039 of long-term inventory. As of December 31, 2020, the Company had $5,229 of current inventory and $6,219 of long-term inventory.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020

Compensation and benefits	$8,648	$9,676
Accrued revenue reserves (1)	6,696	5,224
Commercial costs	2,125	2,103
Professional services	706	926
Contract manufacturing	622	336
Development costs	114	154
Other	554	552
Accrued expenses	$19,465	$18,971

(1) There were additional revenue reserves included in accounts payable of $3,402 and $280, as of September 30, 2021 and December 31, 2020, respectively.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

8. LEASES

Operating leases

In connection with the lease of the Company’s corporate headquarters (the “Watertown Lease”), the Company issued a letter of credit to the landlord for $2,042. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

For the three and nine months ended September 30, 2021, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes, was $354 and $1,050, respectively. For the three and nine months ended September 30, 2020, the variable lease expense for the Watertown Lease, which includes common area maintenance and real estate taxes, was $363 and $1,472, respectively. The remaining lease term was 10.1 years as of September 30, 2021.

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it leased 65 vehicles. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450, which was reported as restricted cash on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019.

During the nine months ended September 30, 2021, the Company modified the Vehicle Fleet Lease to add 54 additional vehicles to the fleet. The new component of the lease has an expected term of approximately three years, which commenced upon the delivery of the additional vehicles in March 2021.

The components of lease expense and related cash flows were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$1,266	$1,185	$3,750	$3,556
Variable lease cost	528	404	1,621	1,472
Total lease cost	$1,794	$1,589	$5,371	$5,028

Operating cash outflows from operating leases	$1,675	$1,431	$4,918	$4,561

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	September 30,	December 31,
	2021	2020
Weighted average remaining lease term	9.7 years	10.3 years
Weighted average discount rate	9.6%	9.8%

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

As of December 31, 2020, the unpaid principal balance under the Athyrium Credit Facility was $75,000 and the unamortized debt discount was $3,088. On May 4, 2021, the Company repaid all amounts owed under the Athyrium Credit Facility and terminated all commitments by Athyrium to extend further credit thereunder and all guarantees and security interests granted by the Company to the lenders thereunder. In connection with the termination of the Athyrium Credit Facility, the Company paid to the lenders a prepayment premium of $2,250 and an exit fee of $750. The transaction resulted in a loss on extinguishment of debt of $5,395, consisting of the prepayment premium, the unamortized debt discount and issuance costs and the unaccreted exit fee. Additionally, the Company released $10,000 of restricted cash previously recorded to comply with a financial covenant required by the Athyrium Credit Facility.

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

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of September 30, 2021. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs were amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2021, the effective interest rate was 10.41%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended September 30, 2021, the Company recognized interest expense of $1,746 for the Loan Agreement and during the three months ended September 30, 2020, the Company recognized interest expense of $2,125 for the Athyrium Credit Facility. This consisted of amortization of debt discount of $110 and $232 for the periods ended September 30, 2021 and September 30, 2020, respectively, and the contractual coupon interest expense of $1,636 and $1,893 for the periods ended September 30, 2021 and September 30, 2020, respectively. During the nine months ended September 30, 2021 and September 30, 2020, the Company recognized interest expense of $5,698 and $6,308, respectively, for the Loan Agreement and the Athyrium Credit Facility. This consisted of amortization of debt discount of $501 and $671 for the periods ended September 30, 2021 and September 30, 2020, respectively, and the contractual coupon interest expense of $5,197 and $5,637 for the periods ended September 30, 2021 and September 30, 2020, respectively.

The components of the carrying value of the debt as of September 30, 2021 and December 31, 2020 are detailed below:

	September 30,	December 31,
	2021	2020
Principal loan balance	$80,000	$75,000
Unamortized debt discount and issuance cost	(2,039)	(3,088)
Cumulative accretion of exit fee	530	331
Long-term debt, net	$78,491	$72,243

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The annual principal payments due under the Loan Agreement as of September 30, 2021 were as follows:

Years Ending December 31,
2021 (remaining three months)	$—
2022	—
2023	—
2024	4,445
2025	53,333
Thereafter	22,222
Total	$80,000

10. WARRANTS

The following table summarizes the common stock warrants outstanding as of September 30, 2021 and December 31, 2020, each exercisable into the number of shares of common stock set forth below as of the specified dates:

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

On March 11, 2020, the Company sold 16,000,000 shares of its common stock (the “2020 Offering Shares”) in an underwritten offering (the “2020 Offering”), pursuant to the 2018 Shelf Registration, at a public offering price of $7.89 per share, resulting in net proceeds of $118,207, after underwriting discounts, commissions, and offering expenses. In addition, the underwriters of the 2020 Offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions and offering expenses. On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, resulting in net proceeds to the Company of $7,216, after underwriting discounts, commissions, and offering expenses. The total number of shares sold by the Company in the 2020 Offering was 16,979,371, resulting in total net proceeds to the Company, after underwriting discounts, commissions, and offering expenses, of $125,423. Under the 2018 Shelf Registration, which expired in

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

August 2021, the Company issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds of $231,666.

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement with Jefferies pursuant to which it may issue and sell, from time to time, up to an aggregate of $75,000 of its common stock under its ATM Offering through Jefferies, as a sales agent. During the fourth quarter of 2020, the Company issued an aggregate of 2,821,059 shares of its common stock under the ATM Offering, resulting in net proceeds of $20,612. During the three and nine months ended September 30, 2021, the Company issued and sold an additional 114,128 and 5,697,457 shares of its common stock under its ATM Offering, respectively, resulting in net proceeds of $332 and $41,063, respectively. As of September 30, 2021, there was $11,517 of shares of common stock remaining under the ATM Offering and, excluding the shares of common stock that may be offered under the ATM Offering, there was approximately $275,000 of securities available to be issued under the 2020 Shelf Registration.

12. STOCK‑BASED COMPENSATION

During the nine months ended September 30, 2021, the Company granted options for the purchase of 1,936,964 shares of common stock including 430,700 non-statutory stock options granted to new employees and 556,333 restricted stock units. In January 2021 and July 2021, employees of the Company purchased an aggregate of 74,847 and 200,877 shares under the Employee Stock Purchase Plan, respectively.

The assumptions used in determining fair value of the stock options granted during the nine months ended September 30, 2021 are as follows:

	Nine Months Ended September 30, 2021
Expected volatility	72.7%	–	74.2%
Risk-free interest rate	0.50%	–	1.07%
Expected dividend yield		0%
Expected term (in years)	5.13	–	6.10

During the nine months ended September 30, 2021, the weighted average grant-date fair value of options granted was $3.98.

In June 2020, the Company issued 693,537 PSUs to certain executives and other employees tied to certain performance criteria, which will vest, if at all, as to 50% on the first anniversary of satisfying the performance criteria and the remaining 50% vesting upon the second anniversary of satisfying the performance criteria. The Company has determined that the performance criteria for these awards has been achieved but not all of the awards have vested as of September 30, 2021. As of September 30, 2021, a total of 1,340,737 RSUs and PSUs were outstanding, consisting of 1,252,737 unvested shares and 88,000 vested and deferred shares.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of product revenues	$38	$32	$109	$60
Research and development	869	985	2,821	2,259
Selling, general and administrative	3,021	3,244	10,410	6,930
Total	$3,928	$4,261	$13,340	$9,249

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2021 and 2020. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of September 30, 2021 and December 31, 2020, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and nine months ended September 30, 2021 and 2020.

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $38. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $113. The Company is obligated to pay JHU low single-digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. The Company also has an obligation to pay JHU certain one-time development and commercial milestone payments. During the three months ended September 30, 2021 and 2020, the Company paid JHU $31 and $8, respectively, in royalty payments associated with the sales of EYSUVIS and INVELTYS. During the nine months ended September 30, 2021 and 2020, the Company paid JHU $86 and $44, respectively, in royalty payments associated with the sales of EYSUVIS and INVELTYS. The Company paid JHU a $150 milestone payment during the nine months ended September 30, 2021, which was triggered by the first commercial sale of EYSUVIS in the United States in December 2020.

The Company recorded other expenses related to the JHU agreement of $6 and $44 for the three months ended September 30, 2021 and 2020, respectively. The Company recorded a credit for other expenses related to the JHU agreement of $23 and other expenses of $121 for the nine months ended September 30, 2021 and 2020, respectively.

Litigation—The Company is not currently subject to any material legal proceedings.

Other Commitments — The Company entered into a commercial supply agreement with Woodstock Sterile Solutions, Inc. (formerly known as Catalent Pharma Solutions, LLC) to manufacture commercial supplies of EYSUVIS and INVELTYS.

The Company has the following remaining minimum purchase obligations for EYSUVIS and INVELTYS as of September 30, 2021:

Years Ending December 31,
2021 (remaining three months)	$1,090
2022	5,276
2023	6,285
2024	7,875
2025 (1)	8,199
Thereafter (1)	17,925
Total minimum purchase commitments	$46,650

(1) The minimum contract amount for the years included here are 75% of the actual dollar value of the units ordered for EYSUVIS and INVELTYS, in the aggregate, in the minimum requirement year immediately prior to the applicable minimum requirement year. The table above assumes actual units are consistent with the purchase commitments for these years.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

15. SUBSEQUENT EVENTS

Combangio Acquisition

On November 15, 2021, the Company and its newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc. (the “Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Combangio, Inc. (“Combangio”) and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming a direct wholly owned subsidiary of the Company (the “Acquisition”). Combangio is a clinical-stage biotechnology company focused on developing regenerative biotherapeutics for severe ocular diseases based on mesenchymal stem cell (“MSCs”) secretomes, including, its lead product candidate, CMB-012 for the treatment of persistent corneal epithelial defects (“PCED”). Following the Acquisition, the Company refers to CMB-012 as KPI-012.

In connection with the closing of the Acquisition on November 15, 2021 (the “Closing”), the Company made an upfront payment of an aggregate of $5,000 in cash to former Combangio stockholders and other equityholders (the “Combangio Equityholders”), subject to customary adjustments, and agreed to issue an aggregate of 7,788,667 shares (the “Post-Closing Stock Consideration”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), to the Combangio Equityholders with an aggregate value of approximately $16,123, consisting of (i) an aggregate of 6,815,129 shares of Common Stock to be issued on January 3, 2022 and (ii) an aggregate of 973,538 shares of Common Stock that will be held back by the Company and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders on the Escrow Release Date (as defined below) (the “Initial Holdback Shares”). The aggregate value of the Post-Closing Stock Consideration was calculated using the closing price of the Company’s Common Stock on the Nasdaq Global Select Market on November 12, 2021, the last trading day prior to the Closing.

In addition, pursuant to the Merger Agreement, the Combangio Equityholders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from the Company the following contingent consideration (the “Contingent Consideration”):

●	up to $105,000 in contingent milestone consideration, of which (i) $2,300 would become payable in cash and $2,700 would be payable in shares of the Company’s Common Stock upon the first patient dosed with any product candidate whose active ingredient comprises one or more biological factors secreted by MSCs or their progenitors, including KPI-012 (the “Product Candidate”) in a Phase 2 clinical trial (the “Dosing Milestone”), (ii) $2,300 would become payable in cash and $2,700 would be payable in shares of the Company’s Common Stock upon the first patient dosed with a Product Candidate in a pivotal clinical trial, (iii) $12,500 would become payable in cash (with up to $6,250 payable, at the option of the Company, in shares of the Company’s Common Stock and the remainder in cash) upon regulatory approval by the U.S. Food and Drug Administration (the “FDA”) of marketing and sale of a Product Candidate in the United States, subject to certain specified reductions (the “BLA Approval Milestone”); (iv) $17,500 would become payable in cash (with up to $8,750 payable, at the option of the Company, in shares of the Company’s Common Stock and the remainder in cash) upon the first commercial sale of a Product Candidate in the United States, subject to certain specified reductions (the “Commercialization Milestone”), and (v) an aggregate of up to $65,000 would become payable in cash upon the achievement of specified sales milestones;
●	tiered cash royalties at percentage rates in the mid-to-high single digits payable on annual net sales of all Product Candidates; and
●	a cash payment at a percentage rate in the high single digits of all income, including earnout payments, received by the Company or any of its affiliates from a product license granted by the Company to a third party to sell or otherwise commercialize the Product Candidate in countries where neither the Company nor its affiliates conduct sales of such Product Candidate, subject to certain exceptions set forth in the Merger Agreement.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The portion of any payment of Contingent Consideration payable in shares of the Company’s Common Stock is referred to herein as “Contingent Stock Consideration” and the portion of any payment of Contingent Consideration payable in cash is referred to herein as “Contingent Cash Consideration”.

If the issuance of the Post-Closing Stock Consideration or any Contingent Stock Consideration would result in the aggregate number of shares of the Company’s Common Stock issued under the Merger Agreement equaling or exceeding 19.9% of the total number of shares of the Company’s Common Stock issued and outstanding immediately prior to the Closing (the “Share Cap”), then the Company will be required to pay the portion of the Post-Closing Stock Consideration or any Contingent Stock Consideration in excess of the Share Cap in cash. If the aggregate amount of Contingent Cash Consideration payable in any calendar year (after giving effect to the Share Cap) exceeds $2,500 (the “Excess Cash Cap”), such excess portion (“Carry Forward Contingent Cash Consideration”) will be carried forward and, subject to application of the Excess Cash Cap in the following calendar year, become payable on the first business day of the following calendar year. Any Carry Forward Contingent Cash Consideration outstanding on June 1, 2026 is payable in full on June 1, 2026.

The Company is currently evaluating the initial accounting for this acquisition.

Watertown Lease Termination

In November 2021, the Company entered into a Lease Termination Agreement to accelerate the lease termination date for the Company’s corporate headquarters in Watertown, Massachusetts to December 31, 2021 (the “Lease Termination Date”). Under the terms of the Lease Termination Agreement, subject to the landlord entering into a new lease amendment with a new tenant on terms and conditions acceptable to the landlord, the Company will receive a payment of $2,000 from its landlord. The Company is obligated to make rent payments outlined in the existing lease agreement until the Lease Termination Date.

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

Upon the consummation of our acquisition of Combangio, Inc., or Combangio, on November 15, 2021, we acquired Combangio’s lead product candidate, CMB-012, which we now refer to as KPI-012. KPI-012, our lead product candidate, is currently in clinical development for the treatment of persistent corneal epithelial defects, or PCED, a rare disease of impaired corneal healing. For a further description of KPI-012, our acquisition of Combangio and PCED, see “Recent Developments” below.

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

We have retained worldwide commercial rights for EYSUVIS, INVELTYS, KPI-012 and our preclinical development programs. Starting with FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which now includes 105 territory sales managers, or TSMs, 14 regional sales leaders, two area sales leaders and four directors of national accounts. Our sales representatives promote both EYSUVIS and INVELTYS. We have determined to delay our plans to further expand our specialty sales force, pending growth in payor coverage for EYSUVIS and the status of the COVID-19 pandemic.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $28.1 million and $95.0 million for the three and nine months ended September 30, 2021, respectively, and $104.3 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $494.8 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, or ATM Offerings, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC, or Oxford Finance, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to commercialize EYSUVIS and INVELTYS. As a result of the acquisition of Combangio, we expect to devote substantial financial resources to the research and development and potential commercialization of KPI-012. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses for at least the next several years, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Recent Developments

Acquisition of Combangio, Inc.

On November 15, 2021, we and our newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc., or the Merger Subsidiary, entered into an Agreement and Plan of Merger, or the Merger Agreement, with Combangio and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming our direct wholly owned subsidiary, or the Acquisition. Combangio is a clinical-stage biotechnology company focused on developing regenerative biotherapeutics for severe ocular diseases based on mesenchymal stem cell, or MSCs, secretomes, including, its lead product candidate, CMB-012 for the treatment of persistent corneal epithelial defects, or PCED. Following the Acquisition, we refer to CMB-012 as KPI-012.

In connection with the closing of the Acquisition on November 15, 2021, or the Closing, we made an upfront payment of an aggregate of $5.0 million in cash to former Combangio stockholders and other equityholders, or the Combangio Equityholders, subject to customary adjustments, and agreed to issue an aggregate of 7,788,667 shares, or the Post-Closing Stock Consideration, of our common stock, $0.001 par value per share, or the Common Stock, to the Combangio Equityholders with an aggregate value of approximately $16,122,541, consisting of (i) an aggregate of 6,815,129 shares of Common Stock to be issued on January 3, 2022 and (ii) an aggregate of 973,538 shares of Common Stock that will be held back by us and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders on the Escrow Release Date (as defined below), or the Initial Holdback Shares. The aggregate value of the Post-Closing Stock Consideration was calculated using the closing price of our Common Stock on the Nasdaq Global

Select Market on November 12, 2021, the last trading day prior to the Closing. The Post-Closing Stock Consideration constitutes approximately 11.9% of our Common Stock outstanding as of immediately prior to the Closing.

In addition, pursuant to the Merger Agreement, the Combangio Equityholders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from us the following contingent consideration, or the Contingent Consideration:

●	up to $105.0 million in contingent milestone consideration, of which (i) $2.3 million would become payable in cash and $2.7 million would be payable in shares of our common stock upon the first patient dosed with any product candidate whose active ingredient comprises one or more biological factors secreted by MSCs or their progenitors, including KPI-012, or the Product Candidate, in a Phase 2 clinical trial, or the Dosing Milestone, (ii) $2.3 million would become payable in cash and $2.7 million would be payable in shares of our common stock upon the first patient dosed with a Product Candidate in a pivotal clinical trial, (iii) $12.5 million would become payable in cash (with up to $6.25 million payable, at our option, in shares of our common stock and the remainder in cash) upon regulatory approval by the FDA of marketing and sale of a Product Candidate in the United States, subject to certain specified reductions, or the BLA Approval Milestone; (iv) $17.5 million would become payable in cash (with up to $8.75 million payable, at our option, in shares of our common stock and the remainder in cash) upon the first commercial sale of a Product Candidate in the United States, subject to certain specified reductions, or the Commercialization Milestone, and (v) an aggregate of up to $65.0 million would become payable in cash upon the achievement of specified sales milestones, or the Net Sales Milestone Payments;
●	tiered cash royalties at percentage rates in the mid-to-high single digits payable on annual net sales of all Product Candidates; and
●	a cash payment at a percentage rate in the high single digits of all income, including earnout payments, received by us or any of our affiliates from a product license granted by us to a third party to sell or otherwise commercialize the Product Candidate in countries where neither we nor our affiliates conduct sales of such Product Candidate, subject to certain exceptions set forth in the Merger Agreement.

The portion of any payment of Contingent Consideration payable in shares of our common stock is referred to herein as “Contingent Stock Consideration” and the portion of any payment of Contingent Consideration payable in cash is referred to herein as “Contingent Cash Consideration”.

If the issuance of the Post-Closing Stock Consideration or any Contingent Stock Consideration would result in the aggregate number of shares of our common stock issued under the Merger Agreement equaling or exceeding 19.9% of the total number of shares of our common stock issued and outstanding immediately prior to the Closing, or the Share Cap, then we will be required to pay the portion of the Post-Closing Stock Consideration or any Contingent Stock Consideration in excess of the Share Cap in cash. If the aggregate amount of Contingent Cash Consideration payable in any calendar year (after giving effect to the Share Cap) exceeds $2,500,000, or the Excess Cash Cap, such excess portion, or the Carry Forward Contingent Cash Consideration, will be carried forward and, subject to application of the Excess Cash Cap in the following calendar year, become payable on the first business day of the following calendar year. Any Carry Forward Contingent Cash Consideration outstanding on June 1, 2026 is payable in full on June 1, 2026.

Former Combangio Equityholders who are non-accredited investors will receive cash in lieu of any of our common stock that otherwise would be issuable to them pursuant to the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants of Combangio and us. The representations and warranties of Combangio generally will survive until the date that is fifteen months following the Closing, with certain specified representations and warranties surviving until the earlier of seven years following the Closing or the date that is 60 days after the expiration of the longest applicable statute of limitations applicable and other specified representations and warranties surviving to the date that is 60 days after the expiration of the longest applicable statute of limitations.

The Merger Agreement also contains customary indemnification provisions whereby the Combangio Equityholders will indemnify us and certain affiliated parties for any losses arising out of breaches of the representations, warranties and covenants of Combangio under the Merger Agreement; pre-Closing tax matters; appraisal claims of former Combangio stockholders; any pre-closing indebtedness or expenses not previously adjusted for at the Closing; fraud by Combangio with respect to the transactions contemplated by the Merger Agreement; any knowing misrepresentation by Combangio of the representations and warranties of Combangio; any willful breach by Combangio of the provisions of the Merger Agreement; any inaccuracy in or claim related to the Closing allocation schedule and certain other matters.

In connection with the Closing, we are placing $625,000 of the cash purchase price in an escrow account, or the Escrow Account, to be disbursed in accordance with an escrow agreement with Computershare Corporate Trust Company, N.A., or the Escrow Agreement, as escrow agent, and subject to the terms of the Merger Agreement, we will place 12.5% of any Contingent Cash Consideration that becomes payable prior to the date that is fifteen months after the Closing, or the Escrow Release Date, into such Escrow Account to be disbursed in accordance with the Escrow Agreement. Subject to the terms of the Merger Agreement, 12.5% of any Contingent Stock Consideration that becomes payable in common stock prior to the Escrow Release Date will be held back by us, or the Contingent Holdback Shares, and, together with the Initial Holdback Shares, which we collectively referred to herein as the Holdback Shares, will serve as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and, subject to reduction in respect of these obligations, the Holdback Shares will be issued to the Combangio Equityholders on the Escrow Release Date.

Description of Combangio Acquired Business and KPI-012

Combangio Acquired Business and CMB-012 (now KPI-012)

On November 15, 2021 we acquired Combangio, including its lead product candidate, CMB-012, which we now refer to as KPI-012. Combangio is a clinical-stage biotechnology company focused on developing novel biotherapeutics based on bone marrow derived mesenchymal stem cell, or MSC, secretomes. KPI-012 is currently in clinical development for the treatment of persistent corneal epithelial defects, or PCED. A PCED is a persistent non-healing corneal defect or wound that is refractory to conventional treatments. PCED is a disease of impaired corneal healing. Normal healing is a highly regulated multifactorial process that involves numerous biologic pathways and molecules, including growth factors, cell signaling, proliferation, migration and extracellular matrix remodeling. In PCED, the normal healing process is impaired due to an imbalance of the key biomolecules that orchestrate the normal wound healing process. We believe that effective treatment of PCED requires a multifactorial mechanism of action to address the impaired healing that is responsible for the disease.

PCED is a rare disease with an estimated incidence of 100,000 cases per year in the United States and 238,000 cases per year in the United States, European Union and Japan combined. Clinical symptoms of PCED include pain, foreign body sensation, redness, photophobia and tearing. Clinical signs include non-healing epithelial defects, stromal scarring and stomal thinning. The etiology of a PCED can be due to various underlying conditions, including neurotrophic keratitis, or NK, surgical epithelial debridement, microbial/viral keratitis, corneal transplant, limbal stem cell deficiency, mechanical trauma and exposure keratopathy. A PCED may lead to infection, corneal ulceration, corneal perforation, scarring, opacification and significant vision loss. There is currently a significant unmet need for therapies to effectively treat PCED. Conventional therapies, which include bandage contact lenses, autologous serum and surgery, are usually ineffective in overcoming the dysregulation present in multiple cellular pathways that may need to be addressed to heal a PCED. Surgical procedures used in the treatment of PCED include tarsorrhaphy, corneal epithelial stem cell transplants and corneal transplants which are used to aid in restoration and maintenance of vision capabilities. The only currently approved product in the PCED space is OXERVATE™, indicated for the treatment of NK, which we believe to be the primary etiology for approximately one-third of PCED cases. OXERVATE contains a single growth factor – nerve growth factor (NGF) – and has been demonstrated to be effective in only the subgroup of PCED cases whose underlying etiology is neurotrophic disease.

CMB-012 (now KPI-012)

KPI-012 is a novel, bone-marrow derived MSC secretome composed of biologically active components secreted from the MSCs, such as growth factors, protease inhibitors, matrix proteins and neurotropic factors, that have been shown in preclinical studies by Combangio and others to facilitate corneal healing. KPI-012 is cell-free and produced from a proprietary cell bank. The drug substance for KPI-012 is produced as a chemically-defined cell-free solution followed by formulation and filling of the drug product in non-preserved single dose units. We believe that KPI-012’s multi-factorial mechanism of action has the potential to normalize the impaired healing in PCED and other ocular surface diseases driven by impaired corneal healing. As such, KPI-012 offers a potentially promising approach for the treatment of PCED and other ocular surface diseases across multiple etiologies. Key biological factors contained in KPI-012 and their potential wound healing functions are shown below:

Key KPI-012 Components	Ocular Surface Wound-Healing Function
Protease Inhibitors (TIMP-1, TIMP-2, Serpin E)	Inhibit destructive proteases that degrade matrix in the wound bed
Matrix Proteins (Collagen)	Build a molecular scaffold in the wound bed for cells to migrate and adhere to
Growth Factors (HGF)	Suppress inflammation and promote corneal epithelium repair
Neurotrophic Factors (PEDF)	Promote maintenance of neurons to support corneal health

The multifactorial mechanism of action of KPI-012 is thought to be responsible for the significant wound healing activity observed in Combangio’s preclinical animal models and in the Phase 1b clinical trial. KPI-012 has received orphan drug designation from the U.S. Food and Drug Administration, or the FDA, for the treatment of PCED and we believe KPI-012 should meet the criteria for fast-track and breakthrough designations.

Preliminary Clinical Development Plan for KPI-012

We will be initially developing KPI-012 for the treatment of PCED. Combangio completed a Phase 1b clinical trial in 12 patients with PCED in Mexico City. Based on the results of this Phase 1b clinical trial, we plan to submit an investigational new drug, or IND, application to the FDA for KPI-012 in the third quarter of 2022 and subject to regulatory clearance, commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States. Our planned Phase 2/3 randomized, placebo-controlled clinical trial of KPI-012 will evaluate the safety and efficacy of various dosing regimens of KPI-012 in patients diagnosed with PCED. If the results of our planned Phase 2/3 clinical trial of KPI-012 are positive, and subject to discussions with regulatory authorities, we believe this trial can serve as the first of two required pivotal trials. If so, we plan to conduct an additional Phase 3 pivotal trial in PCED patients to support the potential submission of a biologics license application, or BLA, to the FDA.

Clinical Development of KPI-012

Phase 1b Clinical Trial Results

Combangio conducted a 12 patient Phase 1b clinical trial of KPI-012 in Mexico City during 2020 and 2021. Of the 12 patients evaluated, three patients who did not have PCED or active corneal disease were enrolled in the safety cohort and nine patients with PCED were enrolled in the PCED cohort. Key inclusion criteria for the PCED cohort included:

●	Subjects with PCED of at least 10 days without improvement from one or more conventional non-surgical treatments in study eye due to any of the following:
-	NK, provided there was no active herpetic infection of the eye in the prior three months
-	Corneal Burns (alkali, acid and thermal)

-	Post-photorefractive Keratectomy (Post-PRK)
-	Post-corneal Transplant Surgery
-	Corneal epithelial debridement resulting from Diabetic Vitrectomy Surgery
-	Trauma
-	Keratoconjunctivtis sicca
-	Sjogren’s Syndrome
-	Corneal cross-linking
●	Subjects with bilateral corneal burns could only have one eye entered into the clinical trial
●	Any previous treatment was stopped except for the study medication

Patients were treated with KPI-012 topically twice a day, with the patients in the safety cohort treated for one week and patients in the PCED cohort treated between one to eight weeks. One subject in the PCED cohort had to withdraw from the trial after several days due to a protocol screening violation. KPI-012 was shown to be well-tolerated with no treatment-related safety issues observed. As depicted in Figure 1 below, six of eight patients in the PCED cohort (75%) achieved complete healing of the lesion after four weeks of treatment, with one additional patient experiencing some clinical improvement but not complete healing. Four of eight patients in the PCED cohort (50%) achieved complete healing of the lesion after one week of treatment and the other two patients achieved complete healing within two to four weeks of initiation of treatment with KPI-012. All six of the patients who achieved complete healing remained healed through the follow-up period of the trial, which ranged between eight to 19 weeks. Of the two patients who did not show complete healing in the trial, clinical investigators noted some clinical improvement in one of the patients (Patient 2-05), but the corneal staining images did not show complete healing of the defect. Patient 2-04 had a PCED in a blind eye which was perhaps too severe to respond to a pharmaceutical intervention. Patient 2-05 had a PCED that had existed for 871 days before treatment; corneal specialists have advised that it is rare for a PCED to have persisted for this duration and that it could be indicative of systemic disease.

Figure 1. Summary of Phase 1b clinical trial of KPI-012 for PCED, including representative images for a healed patient study eye. The Day 1 images were taken on the first day of treatment, prior to first KPI-012 administration, with the fluorescein (green) stain demarking the corneal wound boundary of the study eye image. The Day 7 images were taken on the last day of KPI-012 treatment showing the PCED completely healed. The images on the left depict the study eye viewed under blue light to visualize the PCED with fluorescein stain.

Significant pain relief was reported by patients in the PCED cohort within one week of treatment with KPI-012, as shown in Figure 2 below. Of the six patients who reported pain at the baseline, all six patients reported a reduction in pain after one week of treatment, four patients reported a pain score of zero after one week of treatment and all six patients reported a pain score of zero after three weeks of treatment.

Figure 2. PCED cohort patient-reported score of pain level due to defect using a visual analogue scale, or VAS, which is a subjective rating of pain levels on a scale of 0 to 10 where a score of 0 represents no pain at all and a score of 10 represents the worst possible pain.

Preclinical Studies and Results

KPI-012 has been evaluated by Combangio in a number of preclinical studies. In these studies, KPI-012 promoted rapid ocular re-epithelialization and mitigated scarring and neovascularization in a number of well-established animal models.

In vitro Human Corneal Epithelial Wound Closure Assay

The therapeutic mechanism of action of KPI-012 involves stimulating corneal re-epithelialization and ocular surface healing. Combangio evaluated KPI-012 in an in vitro wound gap assay developed using human corneal epithelial cells. In this assay, a mechanical defect (cell-free region) was introduced into a two-dimensional monolayer of epithelial cells to create a wound. The ‘injured’ monolayer was then treated with the KPI-012 and the cell free region was monitored for wound closure as show in Figure 3 below. In this assay, KPI-012 exhibited a dose-dependent and potent wound closure response.

Figure 3. Representative images from an in vitro human corneal epithelial wound closure assay. A mechanical wound instilled to a corneal epithelial cell monolayer on Day 1 healed after treatment with KPI-012 (Day 4 of treatment), but not negative control (vehicle). Depicted images are wounded cell monolayers stained with Gentian Violet.

In vivo Mechanical Wound Studies of Activity

Combangio also evaluated the activity of KPI-012 in a mechanical corneal injury mouse model. In this model, a circular area on the surface of the cornea was debrided (mechanically scraped) to remove the epithelial layer and create a circular wound.

Topical formulations of vehicle or KPI-012 were administered twice daily to the wounded eyes. As shown in Figure 4 below, mice treated with KPI-012 exhibited prominent wound healing at day four of the treatment period, while the vehicle-treated wounded eyes remained largely unhealed. Further, treatment with KPI-012 resulted in reduced corneal haze and scarring relative to treatment with vehicle. Results of this mouse model suggested that at day 4 of treatment KPI-012 promoted in vivo closure of cornea mechanical wounds relative to vehicle control.

Figure 4. Representative images of wounded mouse corneas after mechanical injury (Day 1). Depicted is the fluorescein (green) stain, which demarks the corneal wound boundary. Treatment with KPI-012 rapidly healed the wound size (as indicated by the disappearance of the green stain by Day 4) relative to vehicle control-treated eyes.

A second confirmatory mechanical corneal injury mouse model study was performed according to the method described above using a different lot of KPI-012. The study yielded similar results, with KPI-012 promoting wound healing relative to vehicle as well as exhibiting dose-dependent potency dynamics. After four days of treatment, KPI-012 treated eyes exhibited more pronounced reduction in wound staining relative to vehicle-treated eyes, as shown in Figure 5A below, and after five days most KPI-012 treated eyes completely healed, as shown in Figure 5B below. Further, a KPI-012 formulation lacking key biologic factors known to mediate wound healing exhibited reduced healing capacity in the study, supporting the selection of KPI-012’s critical quality attributes.

Figure 5. Summary of second mouse corneal mechanical study. (A) Representative images of wounded mouse corneas after mechanical injury (Day 1) and after four days of treatment with KPI-012 or vehicle (Day 4). Depicted is the fluorescein (green) stain, which demarks the corneal wound boundary. Treatment with KPI-012 rapidly healed the wound size (as indicated by the disappearance of the green stain by Day 4) relative to vehicle control-treated eyes; (B) Treatment with KPI-012 resulted in more rapid complete healing and a greater percentage of completely healed eyes (dashed line), relative to vehicle-treated eyes (solid line).

Rabbit Tolerability Study

To evaluate tolerability of KPI-012, Combangio conducted a 15-day good laboratory practice toxicology study following ocular instillation of KPI-012 in rabbits. The purpose of the study was to determine the ocular and systemic toxicity of KPI-012 following repeated topical ocular instillation for 15 days. One group of rabbits was administered

KPI-012 three times a day via topical ocular instillation to the right eye (the low dose) and another group was administered KPI-012 six times a day via topical ocular instillation to the right eye (the high dose), in each case with a one-week recovery period. The left eye served as a contralateral control and received vehicle at the same frequency as the KPI-012-treated right eye. All rabbits survived to the end of the study, and no gross lesions and abnormalities were recorded. There were no observed test article-related findings on body weight, intraocular pressure, clinical pathology, gross pathology, organ weights, ophthalmologic examination or ocular histopathology. The data of the toxicology study supported that repeated daily topical administration of KPI-012, at both three times a day and six times a day for 15 days, was well-tolerated and resulted in no overt toxicities in rabbits.

Competition

There is one approved prescription pharmaceutical product in the PCED space. OXERVATE™ (cenegermin-bkbj), which was approved in August 2018 for the treatment of NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to be the primary underlying etiology of approximately one-third of all PCED cases. OXERVATE™ is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of OXERVATE™ requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes.

To our knowledge, there is currently only one product candidate in active clinical development for the treatment of a broad PCED population. ST266, an eye drop, is currently being studied in a Phase 2b clinical trial in patients with PCED and is being developed by Noveome Biotherapeutics Inc, or Noveome. ST266 is a secretome produced from amnion-derived epithelial cells from donated full-term placentas.

A number of companies are pursuing development of product candidates for the treatment of NK.

Other Potential Indications for KPI-012

We believe the multifactorial nature of KPI-012 also makes it a platform technology, and we are evaluating KPI-012 for potential expansion areas in indications such as corneal ulcers, corneal burns, ocular chronic graft vs host disease and Stevens-Johnson Syndrome disease. The wound-healing mechanism of action of KPI-012 also potentially enables partnering opportunities in chronic and/or severe indications outside of the eye such as diabetic foot ulcer.

Intellectual Property

As part of our acquisition of Combangio, we acquired a patent portfolio consisting of U.S. patents and patent applications, including original filings, continuations and divisional applications, as well as numerous related foreign patent applications. We now own three U.S. granted patents and a U.S. patent application and multiple related foreign patent applications, which are directed to MSC secretome compositions and formulations, and methods of treatment thereof for an ocular condition (e.g. PCED), and, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2040.

As part of our acquisition of Combangio, we acquired Combangio’s exclusively in-licensed patent portfolio from Stanford University consisting of a U.S. patent application and multiple related foreign patent applications, which are directed to stem cell secretome compositions in biocompatible polymer carriers and methods of treatment thereof for damaged tissues, and, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2038.

In addition to patent portfolios, we also hold trade secrets and know-how related to the manufacture, assays, and analytical methods of KPI-012 to develop and protect its competitive position.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for KPI-012. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished drug product for KPI-012 for preclinical and clinical testing, as well as for commercial manufacture of KPI-012 if it receives marketing approval. We also rely, and expect to continue to rely, on third parties for packaging, labeling, sterilization, storage, distribution and other production logistics. We have only limited supply agreements in place with respect to KPI-012, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished drug product for KPI-012 on a purchase order basis and do not have long term committed supply arrangements with respect to KPI-012.

Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. KPI-012 is a bone-marrow derived mesenchymal stem cell secretome therapeutic composed of biologically active components, including protease inhibitors and growth factors, and is produced from a proprietary cell bank. The manufacturing process for KPI-012 is comprised of three stages: (1) cultivation of mesenchymal stem cells from a working cell bank and production of unprocessed conditioned media (cell-free secretome), (2) production of drug substance as a chemically defined solution and (3) formulation and filling of drug product. While the drug product for Combangio’s early research and Phase 1b clinical trial was cultivated using a planar culture model, we plan to implement a bioreactor cultivation model for our planned clinical trials and for commercial supply of KPI-012. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance.

KPI-012 drug product is manufactured from a vial of a working cell bank, which in turn was produced from a vial of master cell bank. KPI-012 master cell bank and working cell bank is stored in two separate locations. It is possible that we could lose the cell bank in both locations and have our manufacturing severely impacted by the need to replace the cell bank.

Commercialization

We have not yet established our own commercial organization or distribution capabilities specific to KPI-012. We believe that we will be able to commercialize KPI-012, if approved, for the treatment of PCED with a small, targeted, internal sales force in the United States and potentially other major markets. We may explore the use of a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize KPI-012 in markets outside the United States.

Combangio’s License Agreement with Stanford University

In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University, or Stanford, which was amended in February 2020. Pursuant to the license agreement with Stanford, or the Stanford Agreement, Combangio obtained from Stanford a worldwide, exclusive, sublicensable license under certain patent rights, or licensed patents, directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products that are covered by the licensed patents, or licensed products, for use in all fields. Under the Stanford Agreement, Combangio agreed to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestone, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. Stanford retains the right, on behalf of itself, Stanford Health Care, Lucile Packard Children’s Hospital at Stanford, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose. In addition, the United States government retains nonexclusive rights under the licensed patents to practice or have practiced the licensed patents by or on behalf of the United States government or on behalf of any foreign government or international organization pursuant to treaty or agreement. Under the Stanford Agreement, Combangio agreed to diligently develop, manufacture and sell licensed product, diligently develop markets for licensed product, and use commercially reasonable efforts to achieve certain funding and development milestones by specified dates. Unless earlier terminated, Combangio’s exclusive license under the Stanford Agreement will continue until the expiration of the licensed patents. Combangio may terminate the Stanford Agreement at any time for any reason by providing at least 30 days’ written notice to Stanford. Stanford may terminate the agreement if Combangio breaches certain provisions of the agreement and fails to remedy such breach within 60 days after written notice of such breach by Stanford.

Government Regulation: Licensure and Regulation of Biological Products

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, biological products, or biologics, are regulated under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and guidances. The regulatory framework governing biologic products is substantially similar to the FDA’s regulation of new drug products. However, while the vehicle through which the FDA approves a new drug product for sale and marketing in the United States is a New Drug Application, a Biologics License Application, or “BLA” is filed for biologic products under the PHSA. For a further discussion of the U.S. regulatory framework and requirements that apply to drug products, see “Business-Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2020.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice regulations;
●	completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
●	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;
●	preparation and submission to the FDA of a Biologic License Application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, and, if applicable, the FDA’s current good tissue practice, or GTP, for the use of human cellular and tissue products;
●	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of clinical data in support of the BLA;
●	payment of user Prescription Drug User Free Act, or PDUFA, securing FDA approval of the BLA and licensure of the new biologic product; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy and any post-approval studies required by the FDA.

Compliance with cGMP and GTP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

For a biologic, the FDA also will not approve the product if the manufacturer is not in compliance with GTP. These standards are found in FDA regulations and guidances that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

Breakthrough Therapy Designation

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. One such program is breakthrough therapy designation. A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. Moreover, FDA will consider an Expedited Review for each marketing application for a candidate product that has been designated as a breakthrough therapy. For products expedited in this manner, FDA may take action on the application at least one month prior to the PDUFA goal date for a decision.

Breakthrough therapy designation does not change the standards for approval but it may help expedite the development or approval process of product candidates.

Fast Track, Priority Review and Regenerative Advanced Therapy Designations

In addition, the FDA is authorized to designate certain products for expedited review pursuant to other programs. These programs are referred to as fast track designation, priority review and regenerative advanced therapy designation.

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

Second, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Finally, with passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

As with breakthrough therapy designation, none of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2021 is $336,432.

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of non-clinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA.

Orphan Drug Designation and Exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and has historically been interpreted by FDA to apply to the indication for which the product has been designated. In September 2021, however, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by FDA.

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of FDARA in 2017 but have not yet been approved by FDA.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

Patent Term Restoration and Extension

A patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States, although the European regulatory authorities do not generally distinguish between drug products and biological products.

PRIME Designation in the EU

In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Business Impact of COVID-19 Pandemic

In order to safeguard the health of our employees from the ongoing COVID-19 pandemic, we are following and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state, and local governments, regarding working-from-home practices for non-essential employees. We previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but if we suspend all or some in-person interactions with physicians in the future, or to the extent physicians limit in-person interactions, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market and commercialize EYSUVIS and INVELTYS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. We do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012. The extent of the impact of the

COVID-19 pandemic on our commercialization efforts of EYSUVIS and INVELTYS, our development efforts for KPI-012 and our operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the full extent of the impact on our customers, employees and vendors and government agencies, all of which are uncertain and cannot be predicted.

Management is actively monitoring the COVID-19 pandemic and its effects on our financial condition, liquidity, operations, customers, sales force, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q, including the risk factor entitled “The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, could impact the ongoing commercialization of EYSUVIS and the development of KPI-012 and may continue to adversely affect our business, results of operations and financial condition.”

Financial Operations Overview

Product Revenues, Net

We commenced generating product revenues from sales of INVELTYS in January 2019 and commenced generating revenue from EYSUVIS upon the shipment to wholesalers in the United States in late December 2020. Full promotional launch of EYSUVIS began in early January 2021. Our product revenues are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and other discounts and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance programs, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. Beginning in March 2020 and continuing through most of the second quarter of 2020, prescriptions of INVELTYS and revenue had been adversely affected by the ongoing COVID-19 pandemic as federal, state and local governments implemented restrictions on elective procedures, which included most ocular surgeries. While many deferred ocular surgeries have been rescheduled as individual states have released restrictions on elective procedures, we are unable to project the specific timing or potential impact on future revenues given the continued uncertainty around the impact and duration of the restrictions related to the COVID-19 pandemic. We also cannot project the full extent of the impact that the COVID-19 pandemic may have on the commercialization of EYSUVIS. Moreover, KPI-012 is in the early stages of clinical development and, accordingly, we do not expect it to generate revenue from KPI-012 for several years, if at all.

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

We anticipate that our selling, general and administrative expenses will increase for the year ending December 31, 2021 as compared to the year ended December 31, 2020 as a result of the full promotional launch of EYSUVIS in January 2021. We further expect that our selling, general and administrative expenses will decrease in 2022 as compared to the year ending December 31, 2021 as we have built our commercial infrastructure to support the commercialization of INVELTYS, have incurred launch-related expenses during 2021 that we do not expect to incur again in the future related to EYSUVIS or INVELTYS and have terminated the lease for our corporate headquarters, effective December 31, 2021, subject to the satisfaction of specific conditions. Until we pursue the commercialization of KPI-012, if approved, we anticipate that our selling, general and administrative expenses will remain largely consistent beyond 2022 and for the foreseeable future as we continue to commercialize EYSUVIS and INVELTYS and as we support our continued research and development activities and seek marketing approval for our product candidates, including KPI-012. Our sales force has resumed substantially all in-person interactions in the field with physicians, which were previously suspended due to the restrictions with respect to the ongoing COVID-19 pandemic. If we are forced to suspend all or some in-person sales force interactions again in the future as a result of the COVID-19 pandemic, selling, general and administrative expenses could be favorably impacted by a reduction in certain expenses associated with the restriction in activities for our sales force and other employees. We are unable to predict the specific amount of this impact if we are forced to resume such restrictions.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses and certain outside expenses. Our research and development expenses include:

●	employee-related expenses, including salaries, related benefits, travel and stock-based compensation;
●	expenses incurred for the preclinical and clinical development of our product candidates and under agreements with contract research organizations, including costs of manufacturing product candidates prior to the determination that FDA approval of a drug candidate is probable and before the future economic benefit of the drug is expected to be realized; and
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and supplies.

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

We expect that our total research and development costs will decrease for the year ending December 31, 2021 as compared to the year ended December 31, 2020 as a result of the completion of our Phase 3 clinical trial of EYSUVIS, which we refer to as STRIDE 3 (STRIDE- Short Term Relief In Dry Eye), and as a result of the capitalization of EYSUVIS manufacturing costs as inventory beginning in the third quarter of 2020. We expect that research and development costs will increase as we continue to advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates, including KPI-012. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the ongoing COVID-19 pandemic, we may incur reduced research and development costs resulting from any limitations that may be placed on any laboratory facilities that support our early-stage research. However, we are unable to predict the specific amount of this impact, nor are we able to predict the additional costs, if any, associated with personnel safely resuming their full activities.

KPI-012 is in the early stages of clinical development and all of our other research and development programs are at the early stages of preclinical development. Successful development and completion of preclinical studies and clinical trials is uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and future product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of product candidates and our ability to enter into collaborations with respect to each product candidate. We may need to raise additional capital and may seek collaborations in the future to advance our various product candidates. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Product revenues, net	$3,067	$2,220	$847
Costs and expenses:
Cost of product revenues	908	701	207
Selling, general and administrative	25,349	23,893	1,456
Research and development	2,881	3,468	(587)
Total operating expenses	29,138	28,062	1,076
Loss from operations	(26,071)	(25,842)	(229)
Other income (expense)
Interest income	16	51	(35)
Interest expense	(2,072)	(2,157)	85
Net loss	$(28,127)	$(27,948)	$(179)

Product revenues, net

Product revenues, net was $3.1 million for the three months ended September 30, 2021, consisting of $1.83 million from EYSUVIS sales and $1.24 million from INVELTYS sales, compared to $2.2 million from INVELTYS sales for the three months ended September 30, 2020. There were no sales of EYSUVIS in the three months ended September 30, 2020. The increase in product revenues, net of $0.9 million was driven primarily by sales of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020 and a higher per unit gross selling price of INVELTYS as compared to those sold during the three months ended September 30, 2020. These increases in INVELTYS sales were offset by higher estimated reserves per unit as well as a decrease in the total units of INVELTYS sold during the three months ended September 30, 2021 as compared to those sold during the three months ended September 30, 2020. We expect product revenues to increase if and as we increase our market share and obtain and maintain coverage and adequate reimbursement for EYSUVIS and INVELTYS from third-party payors; however, revenues could continue to be negatively impacted in 2021 as a result of the COVID-19 pandemic. Moreover, KPI-012 is in the early stages of clinical development and, accordingly, we do not expect it to generate revenue from KPI-012 for several years, if at all.

Cost of product revenues

Cost of product revenues was $0.9 million for the three months ended September 30, 2021, compared to $0.7 million for the three months ended September 30, 2020, an increase of $0.2 million. The cost of product revenues attributable to EYSUVIS was $0.2 million for the three months ended September 30, 2021, while there were no sales of EYSUVIS in the three months ended September 30, 2020. Cost of product revenues decreased $0.1 million as a result of the decrease in INVELTYS units sold during the three months September 30, 2021 compared to the three months ended September 30, 2020 but was offset by a $0.1 million increase due to a higher INVELTYS cost per unit as a result of the units sold during the three months ended September 30, 2020 being partially manufactured prior to FDA approval and for which costs were expensed as research and development prior to FDA approval as compared to those units sold during the three months ended September 30, 2021. We expect aggregate cost of product revenues to increase as we continue to commercialize INVELTYS and as a result of the launch of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020 and for which we commenced a full promotional launch in early January 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were $25.3 million for the three months ended September 30, 2021, compared to $23.9 million for the three months ended September 30, 2020, which was an increase of $1.4 million. Selling, general and administrative expenses for the three months ended September 30, 2021 included a $4.7 million increase in employee-related expenses primarily due to an increase in employee headcount related to the launch of EYSUVIS and merit-based pay. This increase, as compared to the three months ended September 30, 2020, was partially offset by a $2.1 million decrease in external sales and marketing costs, a $0.7 million decrease in costs for administrative and professional service fees, a $0.1 million decrease in stock-based compensation costs and a $0.4 million decrease in other selling, general and administrative expenses, which included facility related costs and certain medical affairs costs attributable to our commercial products. We anticipate that our selling, general and administrative expenses will increase for the year ending December 31, 2021 as compared to 2020 due to the full promotional launch of EYSUVIS in January 2021. We further expect our selling, general and administrative expenses to decrease in 2022 as compared to the year ending December 31, 2021 as we have built our commercial infrastructure to support the commercialization of INVELTYS, have incurred launch-related expenses in 2021 that we do not expect to incur again in the future related to EYSUVIS or INVELTYS and have terminated the lease for our corporate headquarters, effective December 31, 2021, subject to the landlord entering into a new lease amendment with a new tenant on terms and conditions acceptable to the landlord. Until we pursue the commercialization of KPI-012, if approved, we anticipate that our selling, general and administrative expenses will remain largely consistent beyond 2022 and for the foreseeable future as we continue to commercialize EYSUVIS and INVELTYS and as we support our continued research and development activities and seek marketing approval for our product candidates, including KPI-012.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
KPI-121 development costs	$169	$953	$(784)
Employee‑related costs	1,859	1,820	39
Other research and development costs	853	695	158
Total research and development	$2,881	$3,468	$(587)

Research and development expenses were $2.9 million for the three months ended September 30, 2021, compared to $3.5 million for the three months ended September 30, 2020, a $0.6 million decrease. The decrease was primarily the result of a $0.8 million decrease in EYSUVIS development costs including a decrease in external spend on STRIDE 3, our Phase 3 clinical trial of EYSUVIS, partially offset by a $0.2 million increase in other research and development costs, which included preclinical studies and other facility related costs. We expect research and development costs to increase as we advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates, including KPI-012.

Interest income

Interest income was less than $0.1 million for the three months ended September 30, 2021, compared to $0.1 million for the three months ended September 30, 2020, a decrease of less than $0.1 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to lower interest rates during the three months ended September 30, 2021.

Interest expense

We incurred interest expense of $2.1 million for the three months ended September 30, 2021, compared to $2.2 million for the three months ended September 30, 2020, a $0.1 million decrease. Interest expense for the three months ended September 30, 2021 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance LLC. Interest expense for the three months ended September 30, 2020 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Athyrium Credit Facility. During the three months ended September 30, 2021, $80.0 million of indebtedness was outstanding under our Loan Agreement. During the three months ended September 30, 2020, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Product revenues, net	$9,384	$4,124	$5,260
Costs and expenses:
Cost of product revenues	2,679	1,814	865
Selling, general and administrative	81,034	54,602	26,432
Research and development	9,101	14,955	(5,854)
Total operating expenses	92,814	71,371	21,443
Loss from operations	(83,430)	(67,247)	(16,183)
Other income (expense)
Interest income	92	451	(359)
Interest expense	(6,304)	(6,419)	115
Loss on extinguishment of debt	(5,395)	—	(5,395)
Net loss	$(95,037)	$(73,215)	$(21,822)

Product revenues, net

Product revenues, net was $9.4 million for the nine months ended September 30, 2021, consisting of $5.1 million from EYSUVIS sales and $4.3 million from INVELTYS sales, compared to $4.1 million from INVELTYS sales for the nine months ended September 30, 2020. There were no sales of EYSUVIS in the nine months ended September 30, 2020. The increase in product revenues, net of $5.3 million was driven primarily by sales of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020, an increase in the total units of INVELTYS sold in the nine months ended September 30, 2021 as well as a higher per unit gross selling price of INVELTYS as compared to those sold during the nine months ended September 30, 2020. These increases in INVELTYS sales were offset by higher estimated reserves per unit during the nine months ended September 30, 2021 as compared to those reserves per unit during the nine months ended September 30, 2020. We expect product revenues to increase if and as we increase our market share and obtain and maintain coverage and adequate reimbursement for EYSUVIS and INVELTYS from third-party payors; however, revenues could continue to be negatively impacted in 2021 as a result of the COVID-19 pandemic. Moreover, KPI-012 is in the early stages of clinical development and, accordingly, we do not expect it to generate revenue from KPI-012 for several years, if at all.

Cost of product revenues

Cost of product revenues was $2.7 million for the nine months ended September 30, 2021, compared to $1.8 million in the nine months ended September 30, 2020, an increase of $0.9 million. Cost of product revenues increased $0.8 million due to an increase in total INVELTYS units sold during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 as well as a higher INVELTYS cost per unit as a result of the units sold during the nine months ended September 30, 2020 being partially manufactured prior to FDA approval and for which costs were expensed as research and development prior to FDA approval as compared to those units sold during the nine months ended September 30, 2021. Partially offsetting these increases was a reserve for excess inventory of

$0.5 million recorded during the nine months ended September 30, 2020, which did not occur in the nine months ended September 30, 2021. The cost of product revenues attributable to EYSUVIS was $0.6 million for the nine months ended September 30, 2021. There were no sales of EYSUVIS in the nine months ended September 30, 2020. We expect aggregate cost of product revenues to increase as we continue to commercialize INVELTYS and as a result of the launch of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020 and for which we commenced a full promotional launch in early January 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were $81.0 million for the nine months ended September 30, 2021, compared to $54.6 million for the nine months ended September 30, 2020, which was an increase of $26.4 million. Selling, general and administrative expenses for the nine months ended September 30, 2021 included a $8.2 million increase in external sales and marketing costs as compared to the nine months ended September 30, 2020, primarily as a result of the launch of EYSUVIS. External sales and marketing costs incurred during the nine months ended September 30, 2020 primarily related to commercial activities for INVELTYS. Also contributing to the increase in selling, general and administrative expenses for the nine months ended September 30, 2021 was a $14.6 million increase in employee-related expenses primarily due to an increase in employee headcount related to the launch of EYSUVIS and merit-based pay, a $3.3 million increase in stock-based compensation costs and a $1.0 million increase in other selling, general and administrative expenses, which included facility related costs and certain medical affairs costs attributable to our commercial products. These increases were partially offset by a $0.7 million decrease in costs for administrative and professional service fees. We anticipate that our selling, general and administrative expenses will increase for the year ending December 31, 2021 as compared to 2020 due to the full promotional launch of EYSUVIS in January 2021. We further expect our selling, general and administrative expenses to decrease in 2022 as compared to the year ending December 31, 2021 as we have built our commercial infrastructure to support the commercialization of INVELTYS, have incurred launch-related expenses in 2021 that we do not expect to incur again in the future related to EYSUVIS or INVELTYS and have terminated the lease for our corporate headquarters, effective December 31, 2021, subject to the landlord entering into a new lease amendment with a new tenant on terms and conditions acceptable to the landlord. Until we pursue the commercialization of KPI-012, if approved, we anticipate that our selling, general and administrative expenses will remain largely consistent beyond 2022 and for the foreseeable future as we continue to commercialize EYSUVIS and INVELTYS and as we support our continued research and development activities and seek marketing approval for our product candidates, including KPI-012.

Research and development expenses

The following table summarizes the research and development expenses incurred during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
KPI-121 development costs	$258	$4,668	$(4,410)
Employee‑related costs	6,170	8,054	(1,884)
Other research and development costs	2,673	2,233	440
Total research and development	$9,101	$14,955	$(5,854)

Research and development expenses were $9.1 million for the nine months ended September 30, 2021, compared to $15.0 million for the nine months ended September 30, 2020, a $5.9 million decrease. The decrease was primarily the result of a $4.4 million decrease in EYSUVIS development costs including a decrease in external spend on STRIDE 3, our Phase 3 clinical trial of EYSUVIS, and a $1.9 million decrease in employee-related costs largely due to the decrease in the allocation of employee time dedicated to research and development, partially offset by a $0.4 million increase in other research and development costs, which included preclinical studies and other facility related costs. We expect research and development costs to increase as we advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates, including KPI-012.

Interest income

Interest income was $0.1 million for the nine months ended September 30, 2021, compared to $0.5 million for the nine months ended September 30, 2020, a decrease of $0.4 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to lower interest rates during the nine months ended September 30, 2021.

Interest expense

We incurred interest expense of $6.3 million for the nine months ended September 30, 2021, compared to $6.4 million for the nine months ended September 30, 2020, a $0.1 million decrease. Interest expense for the nine months ended September 30, 2021 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance LLC and our Athyrium Credit Facility. Interest expense for the nine months ended September 30, 2020 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Athyrium Credit Facility. During the nine months ended September 30, 2021, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility until we repaid such indebtedness in full on May 4, 2021. During the nine months ended September 30, 2021, $80.0 million of indebtedness was outstanding under our Loan Agreement after we drew down the tranche A term loan on May 4, 2021. During the nine months ended September 30, 2020, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility.

Loss on extinguishment of debt

The loss of extinguishment of debt was $5.4 million for the nine months ended September 30, 2021. Upon the repayment in full of all amounts owed under the Athyrium Credit Facility, the unamortized debt discount and issuance costs, prepayment premium and unaccreted exit fee were recorded as loss on extinguishment of debt for the nine months ended September 30, 2021. There was no loss on extinguishment of debt for the nine months ended September 30, 2020.

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

On August 9, 2018, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on August 27, 2018, or the 2018 Shelf Registration, under which we could initially offer and sell up to $250.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, purchase contracts, purchase units or any combination of such securities during the three-year period that commenced upon the 2018 Shelf Registration becoming effective. The 2018 Shelf Registration is now expired.

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

Under the 2018 Shelf Registration, which has now expired, we issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds to us of $231.7 million.

On May 7, 2020, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering. During the fourth quarter of 2020, we issued an aggregate of 2,821,059 shares of our common stock under the ATM Offering, resulting in net proceeds to us of $20.6 million. In the three and nine months ended September 30, 2021, we issued and sold an additional 114,128 and 5,697,457 shares of our common stock under our ATM Offering, respectively, resulting in net proceeds to us of $0.3 million and $41.1 million, respectively. As of September 30, 2021, there was $11.5 million of shares of common stock remaining under the ATM Offering that we may issue and sell in the future and, excluding the shares of common stock that may be offered under our ATM Offering, there was $275.0 million of securities available to be issued under the 2020 Shelf Registration.

On May 4, 2021, we entered into the Loan Agreement with Oxford Finance, in its capacity as lender, or the Lender, and in its capacity as collateral agent, pursuant to which a term loan of up to an aggregate principal amount of $125.0 million is available to us, consisting of (i) a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million; (ii) a contingent tranche B term loan in the aggregate principal amount of $20.0 million available to us through June 30, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $75.0 million, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25.0 million available to us through December 31, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $100 million, subject to certain other terms and conditions. The term loans bear interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. The Loan Agreement provides for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made, or the Amortization Date. The aggregate outstanding principal balance of the term loans are required to be repaid in monthly installments starting on the Amortization Date based on a repayment schedule equal to (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made and (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on May 1, 2026, or the Maturity Date.

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

Following the Closing of the Acquisition, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Pursuant to the Merger Agreement, former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, Contingent Cash Consideration and Contingent Stock Consideration, which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations, which are more fully described above under “Recent Developments”. At our option and subject to Nasdaq rules, we may satisfy a portion of certain of the milestone payments through either the payment of cash or the issuance of additional shares of our common stock. If the issuance of the Post-Closing Stock Consideration or any Contingent Stock Consideration would result in us equaling or exceeding the Share Cap, then we will be required to pay the portion of the Post-Closing Stock Consideration or any Contingent Stock Consideration in excess of the Share Cap in cash. If the aggregate amount of Contingent Cash Consideration payable in any calendar year (after giving effect to the Share Cap) exceeds the Excess Cash Cap, such Carry Forward Contingent Cash Consideration will be carried forward and, subject to application of the Excess Cash Cap in the following calendar year, become payable on the first business day of the following calendar year. Any Carry Forward Contingent Cash Consideration outstanding on June 1, 2026 is payable in full on June 1, 2026. For a full description of the consideration payable as a result of the Acquisition of Combangio, see “Recent Developments” above.

Cash Flows

As of September 30, 2021, we had $124.5 million in cash and cash equivalents and as of September 30, 2020, we had $159.1 million in cash, cash equivalents and short-term investments. As of September 30, 2021, we had $80.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance LLC. As of September 30, 2020, we had $75.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Athyrium Credit Facility.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(80,331)	$(64,775)
Net cash provided by (used in) investing activities	75,426	(115,051)
Net cash provided by financing activities	42,394	139,906
Increase in cash and restricted cash	$37,489	$(39,920)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $80.3 million compared to $64.8 million for the nine months ended September 30, 2020, an increase of $15.5 million, primarily due to a $11.6 million increase in the net loss adjusted for non-cash charges and the timing of working capital fluctuations which accounted for $3.9 million of the increase. Notable working capital fluctuations include an increase to accounts receivable in the nine months ended September 30, 2021 of $3.0 million driven by an increase in sales largely due to the launch of EYSUVIS, whereas accounts receivable had decreased by $4.1 million in the nine months ended September 30, 2020 driven by a decrease in sales of INVELTYS primarily as a result of the COVID-19 pandemic. Inventory increased by a greater amount during the nine months ended September 30, 2021 due to an increase in manufacturing activity for EYSUVIS and INVELTYS. Partially offsetting these increases was an increase in accounts payable, accrued expenses and other current liabilities during the nine months ended September 30, 2021 of $4.7 million, as compared to a decrease in accounts payable, accrued expenses and other current liabilities in the nine months ended September 30, 2020 of $5.2 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021 was $75.4 million compared to net cash used in investing activities of $115.1 million for the same period in 2020, an increase of $190.5 million. Net cash provided by investing activities for the nine months ended September 30, 2021 primarily related to the sales or maturities of short-term investments of $76.3 million, partially offset by purchases of property and equipment and other assets of $0.9 million. Net cash used in investing activities for the nine months ended September 30, 2020 consisted of the purchases of short-term investments of $113.6 million and purchases of property and equipment and other assets of $1.5 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $42.4 million, a decrease of $97.5 million compared to $139.9 million in the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 included $77.8 million of net proceeds from the tranche A term loan under our Loan Agreement, $41.1 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $1.5 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of indebtedness under our Athyrium Credit Facility of $78.0 million. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of $125.4 million of net proceeds from the sale of shares of our underwritten offering pursuant to the 2018 Shelf Registration, $12.5 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $2.0 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase substantially in the future as we advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates. We continue to commercialize EYSUVIS and INVELTYS in the United States and we expect our selling, general and administrative expenses will increase substantially when we pursue the commercialization of KPI-012, if approved, and support commercialization of any other product candidate.

Our expenses will also increase if and as we:

●	submit an IND for, and continue the clinical development of, KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications;
●	grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates for which we may submit for and obtain marketing approval;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for EYSUVIS and INVELTYS outside of the United States;
●	seek regulatory approval for KPI-012 in the United States and other jurisdictions;
●	progress our current and any future preclinical development programs;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	conduct clinical trials and other development activities and/or seek marketing approval for KPI-012 and any other product candidates;
●	leverage our proprietary AMPPLIFY technology to seek to advance additional therapeutics into preclinical and clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	integrate employees of Combangio following the Acquisition;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel including to support our operations following the Acquisition;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of September 30, 2021, along with anticipated revenue from EYSUVIS and INVELTYS, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements until the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of EYSUVIS and INVELTYS in late December 2020 and January 2019, respectively, there can be no assurance as to the amount or timing of any future revenue from these products, and we may not achieve profitability. Our lead product candidate, KPI-012, is in the early stages of clinical development and, accordingly, we do not expect it to generate revenue from KPI-012 for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully commercializing and growing EYSUVIS and INVELTYS revenues;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for EYSUVIS, INVELTYS and any other products we commercialize;
●	successfully integrating Combangio into our business;
●	timely filing an IND for, and completing the clinical development of, KPI-012 for PCED and any other indications we determine to pursue;
●	subject to obtaining favorable results from our planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	manufacturing at commercial scale, marketing, selling and distributing EYSUVIS, INVELTYS and, if approved, KPI-012;
●	maintaining regulatory and marketing approvals for EYSUVIS and INVELTYS;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates;

●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

EYSUVIS and INVELTYS are our only products that have been approved for sale, and they have only been approved in the United States. We plan to seek approval in other jurisdictions, but may not do so successfully, or at all. Further, the successful commercialization of EYSUVIS and INVELTYS in the United States is subject to many risks. As a company, we have limited experience commercializing products, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. Our revenue from sales of EYSUVIS and INVELTYS alone may not be sufficient for us to become profitable in the near future, if at all. Moreover, KPI-012 is in the early stages of clinical development and, accordingly, we do not expect it to generate revenue from KPI-012 for several years, if at all.

In addition, our commercialization efforts were hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to the COVID-19 pandemic. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market EYSUVIS and INVELTYS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. We do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012. The extent of the impact of COVID-19 on our development and commercialization efforts will depend on the length and severity of this pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees and vendors and government agencies, which is uncertain and cannot be predicted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments as of September 30, 2021 consisted primarily of cash equivalents which consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of September 30, 2021, the aggregate principal amount outstanding under the Loan Agreement was $80.0 million, which bears interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89% per annum. An immediate 10% change in the 30-day LIBOR rate would not have a material impact on our operating results or cash flows. As of September 30, 2020, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bore interest at a fixed rate of 9.875% per annum. On May 4, 2021, we utilized substantially all of the proceeds from the tranche A term loan under the Loan Agreement to repay in full all outstanding amounts under the Athyrium Credit Facility.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and

Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Recent Acquisition of Combangio

We may fail to realize the anticipated benefits of our acquisition of Combangio, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.

On November 15, 2021, we completed our acquisition, or the Acquisition, of Combangio, Inc., or Combangio, a clinical-stage biotechnology company focused on developing regenerative biotherapeutics based on mesenchymal stem cell secretomes, pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated November 15, 2021. Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate Combangio and KPI-012 (previously known as CMB-012), a product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, into our business and business strategy and realize anticipated growth opportunities and synergies. We expect that the integration process will be complex, costly and time-consuming. As a result, we will be required to devote significant management attention and resources to integrating Combangio into our business and KPI-012 into our business strategy. The integration process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, our commercialization efforts for EYSUVIS and INVELTYS and could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of the Acquisition is expected to entail numerous additional material potential difficulties, risks and uncertainties, including, among others:

●	any delay in or failure in filing an investigational new drug, or IND, application for KPI-012 with the U.S. Food and Drug Administration, or FDA, for KPI-012;
●	if filed, the FDA may not clear our IND submission for KPI-012 and may not permit us to commence clinical trials in the United States of KPI-012 on the timeline we expect or at all;

●	any clinical trials of KPI-012 that we commence in the future may fail to provide sufficient evidence that KPI-012 is both safe and effective for use;
●	any delay or failure in obtaining marketing approvals for KPI-012, or any delay or failure to commercialize KPI-012 in the United States or other jurisdictions thereafter;
●	increased scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, including with respect to product pricing and commercialization matters;
●	changes in laws or regulations that adversely impact the anticipated benefits of the Acquisition;
●	challenges related to the perception by patients, the medical community and third-party payors of KPI-012 for the treatment of persistent corneal epithelial defects, PCED;
●	challenges related to the reliance on third-party manufacturers;
●	challenges related to the complex manufacturing process for KPI-012 and the reliance on manufacturing arrangements with third-party manufacturers;
●	difficulties in managing the expanded operations of a more complex company following the Acquisition;
●	the diversion of management attention to integration matters;
●	difficulties in achieving the anticipated business opportunities and growth prospects from the Acquisition;
●	the size of the treatable patient population for PCED may be smaller than we believe it is;
●	difficulties in assimilating Combangio employees in our business, in maintaining employee morale and in attracting and retaining key personnel; and
●	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the Acquisition.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially adversely impact our business, financial condition and results of operations.

Also, following the Acquisition, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Acquisition. Further, it is possible that undisclosed, contingent, or other liabilities, problems or obligations may arise in the future of which we were previously unaware. These disclosed and undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.

In addition, we expect to incur expenses related to the continued development, regulatory approval process and commercialization with respect to KPI-012. As a company, we have no prior experience developing biological product candidates. Because we have limited financial resources, by investing in the Acquisition and focusing on the development of KPI-012, we may forgo or delay pursuit of other opportunities that may have proven to have greater commercial potential.

Any or all of these factors could decrease or delay the expected accretive effect of the Acquisition and negatively impact our stock price. As a result, it cannot be assured that we will be successful in the integration of Combangio with our business or that we will realize the benefits anticipated from the Acquisition or in the anticipated time frames or at all.

Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former equityholders of Combangio pursuant to the terms of the Merger Agreement.

In connection with the closing of the Acquisition, we agreed to issue on January 3, 2022 an aggregate of 6,815,129 shares of our common stock to the former Combangio equityholders. Such shares, together with 973,538 shares of our common stock that will be held back by us and will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date, constitute approximately 11.9% of our common stock as of immediately prior to the Closing. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and, we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former Combangio equityholders pursuant to the Merger Agreement.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $28.1 million and $95.0 million for the three and nine months ended September 30, 2021 and $104.3 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $494.8 million. Combangio has also incurred net operating losses since its inception. Combangio’s net losses were $1.2 million for the nine months ended September 30, 2021 and $1.6 million for the year ended December 31, 2020. In January 2019, we launched our first product, INVELTYS® (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post-operative inflammation and pain following ocular surgery. On October 26, 2020, the U.S. Food and Drug Administration, or FDA, approved our second product, EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25% for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. We began shipping EYSUVIS to wholesalers in the United States in late December 2020 and commenced a full promotional launch in early January 2021. We have had limited revenues to date from product sales. We have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public offerings of common stock and sales under our at-the-market offering facility, or the ATM Offering, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As of result of the acquisition of Combangio, we expect to devote substantial financial resources to the research and development and potential commercialization of KPI-012. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses for at least the next several years, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase substantially in the future as we advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates. We continue to commercialize EYSUVIS and INVELTYS in the United States and expect that our selling, general and administrative expenses will increase substantially when we pursue the commercialization of KPI-012, if approved, and support commercialization of any other product candidate.

Our expenses will also increase if and as we:

●	submit an IND for, and continue the clinical development of, KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications;
●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates for which we may submit for and obtain marketing approval;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for EYSUVIS and INVELTYS outside of the United States;
●	seek regulatory approval for KPI-012 in the United States and other jurisdictions;
●	progress our current and any future preclinical development programs;
●	in license or acquire the rights to other products, product candidates or technologies;
●	conduct clinical trials and other development activities and/or seek marketing approval for KPI-012 and any other product candidates;
●	leverage our proprietary AMPPLIFY technology to seek to advance additional therapeutics into preclinical and clinical development;
●	maintain, expand and protect our intellectual property portfolio;
●	integrate employees of Combangio following the Acquisition;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel, including to support our operations following the Acquisition;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of EYSUVIS and INVELTYS in late December 2020 and January 2019, respectively, there can be no assurance as to the amount or timing of any future revenue from these products, and we may not achieve profitability. Our lead product candidate, KPI-012, is in the early stages of clinical development and, accordingly, we do not except it to generate revenue from KPI-012 for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully commercializing and growing EYSUVIS and INVELTYS revenues;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for EYSUVIS, INVELTYS and any other products we commercialize;
●	successfully integrating Combangio into our business;
●	timely filing of an IND for, and completing the clinical development of, KPI-012 for PCED and any other indications we determine to pursue;
●	subject to obtaining favorable results from our planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	manufacturing at commercial scale, marketing, selling and distributing EYSUVIS, INVELTYS and, if approved, KPI-012;
●	maintaining regulatory and marketing approvals for EYSUVIS and INVELTYS;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

EYSUVIS and INVELTYS are our only products that have been approved for sale, and they have only been approved in the United States. We plan to seek approval in other jurisdictions, but may not do so successfully, or at all. Further, the successful commercialization of EYSUVIS and INVELTYS in the United States is subject to many risks. As a company, we have limited experience commercializing products, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. Our revenue from sales of EYSUVIS and INVELTYS alone may not be sufficient for us to become profitable in the near future, if at all. Moreover, KPI-012 is in the early stages of clinical development and, accordingly, we do not expect it to generate revenue from KPI-012 for several years, if at all.

In addition, our commercialization efforts have previously been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to the COVID-19 pandemic. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually.

Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market EYSUVIS and INVELTYS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. We do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012. The extent of the impact of COVID-19 on our development and commercialization efforts will depend on the length and severity of this pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees and vendors and government agencies, which is uncertain and cannot be predicted.

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

Our limited operating history as a commercial company and in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are an early-stage commercial company. Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing EYSUVIS and INVELTYS and conducting other research and development activities, and commercially launching EYSUVIS and INVELTYS. We are in the process of transitioning from a company solely with a research and development focus to a company engaging in commercial activities. We may not be successful in such a transition. We only launched INVELTYS in January 2019 and are still in the process of executing our commercial launch plan for EYSUVIS, have no prior history of commercializing products, and, to date, have generated limited revenue from the sale of EYSUVIS and INVELTYS. In addition, our commercial operations and INVELTYS sales have been and continue to be negatively impacted by COVID-19 and its collateral consequences. The effects of COVID-19 may also disrupt the commercialization of EYSUVIS. Moreover, following our acquisition of Combangio, we plan to develop KPI-012 for the treatment of PCED. As a company, we have no prior experience developing biological product candidates. We may also encounter delays or difficulties in our efforts to, or fail to, successfully integrate the operations of Combangio into our business and KPI-012 into our business strategy. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had prior experience developing biological product candidates, integrating acquired businesses into our existing business or a longer operating and commercialization history.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize EYSUVIS and INVELTYS and integrate the operations of Combangio into our business. We also expect to incur significant additional expenses if and as we conduct further research and development activities, and initiate clinical trials of, and seek regulatory approval for, KPI-012 and any other product candidate that we identify and advance, including product candidates from our receptor Tyrosine Kinase Inhibitor program, novel surface targeting steroid program and novel selective glucocorticoid receptor modulators, or SEGRM, program.

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

Our future capital requirements will depend on many factors, including:

●	the progress, costs and results of integrating Combangio operations into our business and our planned clinical trials of KPI-012;
●	the costs and timing of process development and manufacturing scale-up activities associated with KPI-012 for PCED and any other indications we determine to pursue;
●	the costs, timing and outcome of regulatory review of KPI-012;
●	the timing and amount of future milestone payments under the Merger Agreement;
●	the costs and timing of commercialization activities for EYSUVIS, INVELTYS and, if approved, KPI-012, including establishing additional product sales, marketing, medical affairs, distribution and outsourced manufacturing capabilities;
●	our ability to successfully commercialize and sell EYSUVIS, INVELTYS and, if approved, KPI-012 in the United States and the amount of revenue received from commercial sales;
●	the progress, costs and results of any clinical activities for regulatory review of, and our success seeking approval and/or commercializing, EYSUVIS and INVELTYS outside of the United States;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the scope, progress, results and costs of any other product candidates that we may develop;
●	the extent to which we successfully advance and/or in-license or acquire rights to other products, product candidates or technologies; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $124.5 million as of September 30, 2021, along with anticipated revenue from EYSUVIS and INVELTYS, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements until the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Commercializing products is a time-consuming, expensive and uncertain process. Although we commercially launched INVELTYS in early 2019, began shipping EYSUVIS to wholesalers in the United States in late December 2020 and commenced a full promotional launch of EYSUVIS in early January 2021, our revenue from product sales of EYSUVIS and INVELTYS may not be sufficient for us to become profitable in the near future, if at all. In addition, identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales from KPI-012 or any other product candidate. Also, even if we successfully develop KPI-012 or any other product candidate and one or more of those are approved, we may not achieve commercial success with them. Accordingly, we will need to rely on the commercial success of EYSUVIS and INVELTYS to generate product revenue for the foreseeable future.

We may require additional financing to achieve our business objectives. In addition, we may opportunistically raise additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate for which we obtain approval.

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

In connection with the closing of the Acquisition, we agreed to issue on January 3, 2022 an aggregate of 6,815,129 shares of our common stock to the former Combangio equityholders. Such shares, together with 973,538 shares of our common stock that will be held back by us and will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date, constitute approximately 11.9% of our common stock as of immediately prior to the Closing. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former Combangio equityholders pursuant to the Merger Agreement.In addition, if we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or current or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of September 30, 2021, we had $80.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, bearing interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. The Loan Agreement provides for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made, or the Amortization Date. Beginning on the Amortization Date, we are required to repay the outstanding principal in monthly installments over a period of (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made or (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and interest is due in full on May 1, 2026, the date of maturity.

Our obligations under the Loan Agreement are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Loan Agreement.

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

●	requiring us to dedicate a substantial portion of cash flow from operations or cash on hand to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;
●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;
●	subjecting us to restrictive covenants that may reduce our ability to acquire other businesses for cash, take certain other corporate actions or obtain further debt or equity financing;
●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
●	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

Risks Related to the Commercialization of EYSUVIS, INVELTYS and our Product Candidates

The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, could impact the commercialization of EYSUVIS and the development of KPI-012 and may continue to adversely affect our business, results of operations and financial condition.

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

In particular, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The COVID-19 pandemic has negatively impacted revenues from INVELTYS and we expect it to continue to do so until surgeries return to and remain at historical levels. In light of shelter-in-place orders and other mandated local travel and social interaction prohibitions, we previously suspended substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market EYSUVIS and INVELTYS.

We and any of our contract manufacturing organizations and contract research organizations may face disruptions that may affect our ability to initiate and complete clinical trials, including disruptions in procuring supplies that are essential for our research and development activities, manufacturing disruptions, disruptions in our ability to obtain necessary trial site approvals, as well as delays in or difficulties with enrollment and other delays at clinical trial sites. We may face impediments to regulatory meetings and clearance and approvals due to measures intended to limit in-person interactions. We plan to submit an IND application to the FDA for KPI-012 in the third quarter of 2022 and subject to regulatory clearance, commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States. The COVID-19 pandemic may delay our planned IND filing and/or the initiation and conduct of our planned clinical trial.

Additionally, while we currently are not experiencing interruptions in our manufacturing of EYSUVIS, INVELTYS or KPI-012, any reinstatement of quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may again cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the significant ongoing impact of the pandemic on economies worldwide could result in more extensive adverse effects on our business and operations. The full extent of the impact of COVID-19 on our development and commercialization efforts will depend on the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees and vendors and government agencies, which is uncertain and cannot be predicted. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to significantly and adversely affect our business, financial condition, results of operations and prospects.

EYSUVIS, INVELTYS, KPI-012 or any other product candidate that receives marketing approval may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we develop that receives marketing approval may fail to gain sufficient market acceptance by clinicians, patients, third-party payors and others in the medical community. While there are no drugs other than EYSUVIS currently approved in the United States for the short-term treatment of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over-the-counter artificial tears, Restasis®, Xiidra®, CequaTM, TyrvayaTM, off-label use of branded or generic corticosteroids and various drugs that are produced by compounding pharmacies. Generic versions of Restasis are also expected to become available in the United States in the near future. Our current expectations regarding market potential for EYSUVIS are based, in part, on market research data we have commissioned, which indicated that interest in prescribing EYSUVIS is high among surveyed eye care professionals, or ECPs. However, it is possible that ECPs may continue to rely on other existing treatments rather than EYSUVIS. In addition, generic versions of any products that compete with any of our products or product candidates would likely be offered at a substantially lower price than we offer our products and expect to offer for our product candidates, if approved. As a result, clinicians, patients and third-party payors may choose to rely on such products rather than our products or product candidates.

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

In addition, we are developing KPI-012 for PCED, which is a rare disease. Our understanding of both the number of people who have a PCED, as well as the subset of people with PCED diseases who have the potential to benefit from treatment with KPI-012, are based on estimates. These estimates may prove to be incorrect. The number of patients with PCED may turn out to be lower than expected, may not be otherwise amenable to treatment with KPI-012 or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

The market opportunity for EYSUVIS, INVELTYS and KPI-012 may be further impacted by extraordinary events such as the current pandemic health event resulting from COVID-19 and its collateral consequences. For example, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries such as cataract and refractive, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. In light of shelter-in-place orders and other mandated local travel prohibitions, we previously suspended substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market EYSUVIS and INVELTYS.

Our assessment of the potential market opportunity for EYSUVIS, INVELTYS, KPI-012 and our other product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of dry eye disease and PCED in particular is difficult to precisely estimate. The results from our physician and patient surveys may be less reflective of the dry eye disease population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for EYSUVIS, INVELTYS, KPI-012 or any other product candidate may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability. The uncertainty with respect to the future progression of the COVID-19 pandemic and its long-term effects may adversely impact the accuracy of such estimates and our potential market opportunity for EYSUVIS, INVELTYS and KPI-012.

If EYSUVIS, INVELTYS, KPI-012 or any other product candidate for which we obtain marketing approval do not achieve adequate levels of acceptance, formulary coverage, pricing or reimbursement, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of EYSUVIS, INVELTYS, KPI-012 or any other product candidate for which we obtain marketing approval, will depend on a number of factors, including:

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

Even if we are able to successfully commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we commercialize and, even if they are available, the level of reimbursement may be limited or not satisfactory.

Inadequate reimbursement may adversely affect the demand for, or the price of, EYSUVIS, INVELTYS, KPI-012 or any other product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate for which we obtain marketing approval.

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

There can be no assurance that EYSUVIS, INVELTYS, KPI-012 or our other product candidates, even if such product candidates are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, or that coverage and an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell EYSUVIS, INVELTYS, KPI-012 or our other product candidates profitably.

If we are unable to maintain our sales, marketing and distribution capabilities, establish additional capabilities if and when necessary, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we may develop if and when they are approved.

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

In 2019, we completed the initial buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS, which included a sales force of 57 territory sales managers, or TSMs, seven regional sales leaders, or RSLs, and three directors of national accounts. During the fourth quarter of 2020, we expanded our sales force to include 91 TSMs, 14 RSLs, and two new area sales leaders. In 2021, we increased our sales force from 91 TSMs to 105 TSMs by the start of the third quarter. Our sales representatives promote both EYSUVIS and INVELTYS.

There are risks involved with establishing, maintaining and expanding, if and when necessary, our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming, may divert our management and business development resources and could delay any future product launch. Maintaining a recently expanded sales force requires us to continue to implement and improve our managerial, operational and financial systems, which we may not do effectively. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Further, we may overestimate or underestimate the size of the sales force required for a successful product launch, including with respect to the ongoing launch of EYSUVIS. We have determined to delay any further specialty sales force expansions, pending growth in payor coverage for EYSUVIS and the status of the COVID-19 pandemic. In addition, we have not yet established our own commercial organization or distribution capabilities specific to KPI-012. While we believe that we will be able to commercialize KPI-012, if approved, for the treatment of PCED with a small, targeted, internal sales force in the United States and potentially other major markets, our assumptions may prove inaccurate. In the future, we may need to expand our sales force and at a higher cost than previously anticipated. If the commercial launch of KPI-012, if approved, any other product candidate for which we establish additional commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate for which we receive marketing approval on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	our inability to obtain and maintain coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
●	the inability of sales personnel to obtain access to clinicians, including as a result of limitation on office visits as a result of COVID-19 or other health concerns, or persuade adequate numbers of clinicians to prescribe our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with maintaining and expanding, if and when necessary, an independent sales, marketing and distribution organization.

While we cannot be certain when, if ever, we will seek and/or receive marketing approval to commercialize any of our product candidates outside the United States, we may seek marketing approval and explore commercialization of EYSUVIS and KPI-012 in certain markets outside the United States, including the European Union, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties. Our product revenues and our profitability, if any, under any such third-party collaboration, distribution or other marketing arrangements are likely to be lower than if we were to market, sell and distribute EYSUVIS and KPI-012 ourselves. We may also consider seeking marketing approval outside the United States for other product candidates in the future. If we decide to seek regulatory approval for any of our product candidates outside the United States, we may need to seek additional patent approvals, seek licenses to patents held by third parties and/or face claims of infringing third-party patent rights.

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute EYSUVIS, INVELTYS, KPI-012 or any other product candidate or we may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market effectively EYSUVIS, INVELTYS, KPI-012 or any other product candidate for which we obtain marketing approval. If we do not maintain our sales, marketing and distribution capabilities successfully, or do not establish additional capabilities if and when needed successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing EYSUVIS, INVELTYS, KPI-012 or any other product candidate for which we obtain marketing approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. EYSUVIS, INVELTYS, KPI-012 and our product candidates will also compete with existing branded, generic and off-label products.

The development and commercialization of new drug products is highly competitive. We face competition with respect to EYSUVIS, INVELTYS and will face competition with respect to KPI-012 and any other product candidate that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Pharmaceutical therapies for dry eye disease include on label prescription drugs, including Restasis, Xiidra, Tyrvaya and Cequa, which are the only prescription pharmaceutical products other than EYSUVIS that are approved in the United States for use in patients with dry eye disease; and off label prescription drugs, including topical steroid drops and/or other similar products, which are sometimes prescribed for treatment of dry eye disease. Generic versions of Restasis are expected to become available in the United States in the near future. Restasis and Cequa are both topical cyclosporine formulations that are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular keratoconjunctivitis sicca. Xiidra is a topical anti-inflammatory therapy approved for treatment of the signs and symptoms of dry eye disease.

EYSUVIS is indicated for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, which includes dry eye flares. Any product that is developed for the treatment of the signs and/or symptoms of dry eye disease could directly compete with EYSUVIS, such as Oyster Point Pharma’s Tyrvaya™ (varenicline solution) Nasal Spray 0.03 mg, which received FDA approval in October 2021 and is now available with a prescription in November 2021. There are also several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs and/or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for EYSUVIS. These product candidates are being developed by pharmaceutical, biotechnology, specialty pharmaceutical and generic drug companies of various sizes, such as Aldeyra Therapeutics’ reproxalap ophthalmic solution, Novaliq’s CyclAsol and NOV03, which have been licensed to Bausch Health Companies Inc., and others.

Following ocular surgery, topical steroids are commonly prescribed to manage and prevent complications from post-operative inflammation. Topical steroid drops are the main competition to INVELTYS for the treatment of inflammation and pain following ocular surgery. The current branded market leaders for topical steroids in the United States, based on revenue, are Lotemax® products and Durezol®. Generic topical steroid formulations consist mainly of products containing prednisolone, fluorometholone or dexamethasone. In addition, the first generic formulations of loteprednol suspension 0.5% (Lotemax suspension) and loteprednol ophthalmic gel 0.5% (Lotemax Gel) were launched in May 2019 and February 2021, respectively, and the first generic version of Durezol was launched in September 2021.

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

If approved, we expect KPI-012 to compete with OXERVATE™, which is the one approved prescription pharmaceutical product in the PCED space. OXERVATE™ (cenegermin-bkbj), was approved in August 2018 for the treatment of neurotrophic keratitis, or NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to represent approximately one-third of all PCED cases. OXERVATE™ is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of OXERVATE™ requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes. In addition, to our knowledge, there is currently only one product candidate in active clinical development for the treatment of a broad PCED population. ST266, an eye drop, is currently being studied in a Phase 2b clinical trial in patients with PCED and is being developed by Noveome Biotherapeutics Inc, or Noveome. ST266 is a secretome produced from amnion-derived epithelial cells from donated full-term placentas. A number of companies are pursuing development of product candidates for the treatment of NK.

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

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials, including KPI-012. We face an even greater risk as we commercialize EYSUVIS, INVELTYS or any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold $15 million in product liability insurance coverage in the aggregate, with a per incident limit of $15 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage when and if we begin commercialization of KPI-012 or any other product candidate for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Product Development

If we are unable to successfully complete the clinical development of KPI-012 and obtain marketing approval, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to commercialize our products and product candidates, our business will be materially harmed.

As a result of the acquisition of Combangio, we expect to devote a significant portion of our research and development resources and business efforts to the development of KPI-012, a clinical-stage product candidate for the treatment of PCED.

The success of KPI-012 and any other product candidates we develop will depend on many factors, including the following:

●	timely submission and clearance of our planned IND submission for KPI-012 and for any other product candidates we develop;
●	completing and obtaining favorable results from our planned clinical trials of KPI-012 and any other product candidate we develop;
●	applying for and receiving marketing approvals from the FDA and any other regulatory authorities for KPI-012 and any other product candidate we develop;
●	receiving regulatory approval of our manufacturing processes and our third-party manufacturers' facilities from applicable regulatory authorities for KPI-012 and any other product candidate we develop;
●	if approved, successful launch and commercialization of KPI-012 or any other product candidate we develop in the United States, including establishing and maintaining sales, marketing, manufacturing and distribution capabilities for KPI-012 or any other product candidate we develop or leveraging our existing sales, marketing, manufacturing and distribution capabilities if and when appropriate;
●	acceptance of KPI-012 and any other product candidate we develop by patients, the medical community and third-party payors;

●	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors, for our product candidates;
●	obtaining and maintaining regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and obtaining and maintaining adequate supply of our products;
●	maintaining a workforce of experienced scientists and others with experience in eye diseases and biologics to continue to develop our product candidates;
●	effectively competing with other therapies;
●	maintaining an acceptable safety profile of our products following approval;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	protecting our rights in our intellectual property portfolio; and
●	not infringing, misappropriating or otherwise violating others’ intellectual property rights.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KPI-012 or any other product candidate, which would materially harm our business. In addition, KPI-012 is still in the early stages of clinical development, and all of our other development efforts are in the early stages of preclinical development. We may never generate the necessary data or results required to obtain regulatory approval of KPI-012 or any other product candidate we develop. Therefore, our ability to generate product revenue will depend heavily on the successful commercialization of EYSUVIS and INVELTYS, as the development and eventual commercialization of KPI-012 or any other product candidate may never occur.

If clinical trials of KPI-012 or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the results of Combangio’s Phase 1b clinical trial of KPI-012 in 12 patients with PCED may not be indicative of future results in later stage clinical trials, including in our planned Phase 2/3 clinical trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Furthermore, the failure of any product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates. For example, we previously conducted a Phase 2 clinical trial of EYSUVIS for the treatment of meibomian gland dysfunction which did not achieve its primary endpoint. The failure of this trial may have an adverse impact on the perceived safety or efficacy of EYSUVIS in treating dry eye disease or other indications or of INVELTYS.

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

If we are required to conduct additional clinical trials or other testing of KPI-012 or any other product candidate we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KPI-012 or any other product candidate that we may develop, including:

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors, such as those developing treatments for dry eye disease or PCED, to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for KPI-012 or any other product candidate we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

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

For example, we experienced a delay in patient enrollment for STRIDE 3, which evaluated EYSUVIS for the short-term treatment of the signs and symptoms of dry eye disease. There were a number of factors that may have impacted the delay, including increased competition for eligible patients from competitors that were developing product candidates to treat similar indications and the limited number of patients who fit the eligibility criteria for STRIDE 3. In addition, we are developing KPI-012 for PCED, which is a rare condition with an estimated incidence in the United States of 100,000 cases per year, and, as such, we may have difficulty identifying and enrolling a sufficient number of patients in our planned clinical trials of KPI-012 given the limited number of patients with PCED. Our inability to locate and enroll a sufficient number of patients for our clinical trials could result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development or commercialization of our products or product candidates, we may need to abandon or limit our commercialization efforts for our products or development of such product candidates.

If EYSUVIS, INVELTYS, KPI-012 or any other product candidate we develop are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our products or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of EYSUVIS and INVELTYS have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of EYSUVIS and INVELTYS reported in any of our clinical trials and serious adverse events reported to date following approval and commercialization have been very rare. Increases in IOP and cataract formation are additional adverse effects associated with the use of corticosteroids in general. We have no clinical safety data on or patient exposure to either EYSUVIS or INVELTYS for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. In addition, while KPI-012 was generally well-tolerated in Combangio’s Phase 1b clinical trial, it was only administered in 12 subjects. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our products or our product candidates (including use of EYSUVIS or INVELTYS more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our products or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our products or product candidates, if approved, at the rate we currently expect.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We may never realize the anticipated benefits of the acquisition of Combangio and by investing our limited resources in the acquisition of Combangio and the development of KPI-012, we may be required to forego or delay other opportunities. In addition, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

KPI-012 has only been evaluated in a clinical trial outside of the United States. We may in the future conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

Combangio has in the past chosen, and we may in the future choose, to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. In 2020 and 2021, Combangio conducted a Phase 1b clinical trial of KPI-012 for PCED in 12 patients in Mexico. KPI-012 has only been evaluated in clinical trials outside of the United States. Based on the results of the Phase 1b clinical trial conducted in Mexico, we plan to submit an IND application to the FDA for KPI-012 in the third quarter of 2022 and subject to regulatory clearance, commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States. However, if the FDA does not accept the data from Combangio’s Phase 1b clinical trial of KPI-012 or any trial that we conduct in the future outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of EYSUVIS, INVELTYS and KPI-012 and plan to contract with third parties for clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of commercial quantities of EYSUVIS, INVELTYS or any product candidates. We rely on Woodstock Sterile Solutions Inc. (formerly known as Catalent Pharma Solutions, LLC), or Woodstock, to manufacture and supply to us a minimum amount of EYSUVIS and INVELTYS bottles. We also rely on Altasciences company, or Altasciences, for manufacturing bulk intermediates, and Chemo Iberica SA, or Chemo Iberica, to manufacture and supply to us a bulk supply of loteprednol etabonate, or LE. We expect to rely on third-party manufacturers to manufacture clinical supplies of KPI-012 and any other product candidates we develop and commercial supplies of all of our products if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution and other production logistics. We do not currently have arrangements in place for redundant supply for bulk drug substances.

Certain of our third-party manufacturers have in the past, and may in the future, experience performance issues that result in lower than expected yields. Our third party manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce our product candidates in the quantities needed for our clinical trials, or our products or our product candidates, if approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others and shortages related to epidemics or pandemics, such as the COVID-19 pandemic. The failure of us or our third party manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of our products or product candidates, may have a material adverse effect on our business.

While we have long-term commercial supply agreements with third-party manufacturers, if these suppliers do not perform as we expect, we may be required to replace one or more suppliers for EYSUVIS and INVELTYS. These manufacturers, and suppliers to these manufacturers, may also be affected by natural disasters, such as floods or fire, epidemics or pandemics, such as COVID-19, or such manufacturers could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility, requiring us to seek replacement suppliers. Although we believe that there are a number of potential long-term replacements to our suppliers, we may incur added costs and delays in identifying and qualifying any such replacements, including as a result of additional required FDA approvals. Replacements may not be readily available or on acceptable terms, or at all. In addition, we do not own or operate, and currently have no plans to establish, any manufacturing facilities for KPI-012. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished drug product for KPI-012 for preclinical and clinical testing, as well as for commercial manufacture of KPI-012 if it receives marketing approval. We also rely, and expect to continue to rely, on third parties for packaging, labeling, sterilization, storage, distribution and other production logistics. We have only limited supply agreements in place with respect to KPI-012, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished drug product for KPI-012 on a purchase order basis and do not have long term committed supply arrangements with respect to KPI-012. We may be unable to maintain our current arrangements for KPI-012 or conclude agreements for commercial supply of KPI-012 on acceptable terms or at all.

Following our acquisition of Combangio, we became subject to additional risks related to our reliance on third-party manufacturers for the manufacture of the drug substance and drug product of KPI-012, a biological product candidate. Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. KPI-012 is a bone-marrow derived mesenchymal stem cell secretome therapeutic composed of biologically active components, including protease inhibitors and growth factors, and is produced from a proprietary cell bank. The manufacturing process for KPI-012 is comprised of three stages: (1) cultivation of mesenchymal stem cells from a working cell bank and production of unprocessed conditioned media (cell-free secretome), (2) production of drug substance as a chemically defined solution and (3) formulation and filling of drug product. While the drug product for Combangio’s early research and Phase 1b clinical trial was cultivated using a planar culture model, we plan to implement a bioreactor cultivation model for our planned clinical trials and for commercial supply of KPI-012. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. In addition, KPI-012 drug product is manufactured from a vial of a working cell bank, which in turn was produced from a vial of master cell bank. KPI-012 master cell bank and working cell bank is stored in two separate locations. It is possible that we could lose the cell bank in both locations and have our manufacturing severely impacted by the need to replace the cell bank.

The FDA maintains strict requirements governing the manufacturing process and our third-party manufacturers are subject to inspection and approval by the FDA before we can commence the manufacture and sale of any of our products or product candidates, and thereafter subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our products or product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Depending on the severity of any potential regulatory action, our clinical or commercial supply could be interrupted or limited, which could have a material adverse effect on our business. When a manufacturer seeks to modify or make even seemingly minor changes to the manufacturing process, the FDA may require the applicant to conduct a comparability study that evaluates the potential differences in the product resulting from the change in the manufacturing process. In connection with any application for approval to market product candidates in the United States, we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.

Reliance on third-party manufacturers entails additional risks, including reliance on the third-party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third-party, the possible misappropriation of our proprietary information, including our trade secrets and know-how, and the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and harm our business and results of operations.

EYSUVIS, INVELTYS, KPI-012 and any other product candidate that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under cGMP regulations. For example, we were previously required to change our third-party manufacturer when the manufacturer was purchased by a third-party and exited the contract manufacturing business. The process of changing manufacturers can cause substantial time delays, and if we are required to change our manufacturer again in the future, it may delay our planned clinical trials or development timeline.

Our current and anticipated future dependence upon others for the manufacture of EYSUVIS, INVELTYS, KPI-012 or any other product candidate we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our commitment to purchase from Woodstock a minimum amount of EYSUVIS and INVELTYS for commercial use may result in us paying for product in excess of our needs if we are not able to successfully commercialize our products and/or successfully estimate our supply needs.

Under our long-term supply agreement with Woodstock, we have agreed to purchase an annual combined minimum amount of EYSUVIS and INVELTYS for commercial use through the expiration of the initial term of the agreement in 2030. We cannot be certain that at any given point our future supply needs will meet or exceed such minimum purchase commitments. If demand for our products falls short of such minimum purchase requirements, our business, results of operation and financial condition may be adversely affected.

We may enter into collaborations with third parties for the development or commercialization of our products and product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate we develop and for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of our product candidates. For example, we may consider potential collaborative partnership opportunities prior to initiating IND-enabling studies on K006, KPI-333 or any other product candidates we develop, including our SEGRMs. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products and product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, in conducting our clinical trials and expect to continue to rely on such parties to conduct clinical trials of any product candidate that we develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

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

The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.

Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we obtain regulatory approval for KPI-012 or any future product candidates, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology, products and product candidates, including those acquired in connection with our acquisition of Combangio. We have sought to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our novel technologies, products and product candidates.

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

EYSUVIS, INVELTYS, KPI-012 and certain aspects of our AMPPLIFY technology are protected by patents exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

A substantial portion of our patent portfolio is in-licensed. As such, we are a party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to EYSUVIS, INVELTYS and our product candidates and some aspects of our AMPPLIFY technology. While we control patent prosecution of the licensed patent families relating to EYSUVIS and INVELTYS, for the remainder of the patent families subject to our exclusive license agreement with The Johns Hopkins University, or JHU, or the JHU License Agreement, that relate to our AMPPLIFY technology, JHU retains control of patent prosecution. In addition, we rely on a license from Stanford University for certain patent rights related to KPI-012. The license agreement between Combangio and Stanford University, or Stanford University License Agreement, imposes specified diligence, milestone payment, royalty and other obligations on us and requires that we meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the license. Our rights with respect to in-licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated or if we fail to satisfy the obligations under the JHU License Agreement and Stanford University License Agreement. We are likely to enter into additional license agreements to in-license patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our products or product candidates could be materially harmed.

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

Some of the intellectual property rights we own or have licensed have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. For example, certain aspects of KPI-012, our AMPPLIFY technology as well as certain aspects of our patents that use LE as an active ingredient were developed using United States government funds. As a result, the United States government may have certain rights to intellectual property embodied in our current or future products and product candidates based on our AMPPLIFY technology or that use LE as an active ingredient pursuant to the Bayh-Dole Act of 1980. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

Our JHU License Agreement, under which we license certain of our patent rights and a significant portion of the technology for EYSUVIS, INVELTYS and certain of our product candidates imposes royalty and other financial obligations on us and other substantial performance obligations. We are subject to similar obligations under the Stanford University License Agreement, pursuant to which we license certain patent rights related to KPI-012. We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or product candidate that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of our products or product candidates. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

In addition, it is possible that JHU may conclude that we have materially breached the JHU License Agreement and might therefore terminate the agreement, thereby removing our ability to market products covered by our license agreement with JHU. If the JHU License Agreement is terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if our JHU License Agreement is terminated, JHU and/or its assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. If we breach the agreement (including by failing to meet our payment obligations) and do not adequately cure such breach, the rights in the technology licensed to us under the JHU license agreement will revert to JHU at no cost to JHU. This could have a material adverse effect on our competitive business position, our financial condition, our results of operations and our business prospects. Similar risks apply to the Stanford University License Agreement, pursuant to which we license intellectual property rights related to KPI-012.

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

In addition, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. The ability of the FDA to review and approve new drugs can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, the COVID-19 pandemic has led to disruptions at the FDA and has prolonged the time necessary for certain new drugs to be reviewed and/or approved. The FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. However, as of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. There can be no assurance that the FDA timely reviews applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products. Additionally, if another company with a competing product candidate were to obtain orphan drug exclusivity for its competing product candidate before we do, we may be barred from marketing our product candidate for the same indication as the competing product candidate during the exclusivity period.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the European Medicines Agency, or EMA, in the European Union. KPI-012 has received orphan drug designation from the FDA for the treatment of PCED.

Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified. If a competing product candidate with an orphan designation for PCED were to obtain regulatory approval before we are able to obtain approval of KPI-012 for PCED, we could be barred from marketing KPI-012 for PCED in the United States during the seven-year orphan exclusivity period, which would have a severe adverse effect on our business.

In order for the FDA to grant orphan drug exclusivity to one of our products, the FDA must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which orphan drug exclusivity is sought does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition.

In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

The FDA Reauthorization Act of 2017, or FDARA, requires that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. FDARA reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the United States, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track review products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track review product may be effective.

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal is for the FDA to review a new drug application in six months, rather than the standard review period of ten months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the European Union, we may seek PRIME designation for some of our product candidates in the future. The PRIME program focuses on product candidates that target conditions for which there exists no satisfactory method of treatment in the European Union, or even if such a method exists, the product candidate may offer a major therapeutic advantage over existing treatments. To be accepted for PRIME designation, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a rapporteur of the Committee for Medicinal Products for Human Use to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

If approved, our products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

To date, we have not had a product candidate approved as a biologic product. We believe that any of our product candidates that may be approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our products to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain regulatory approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

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

In March 2010, President Obama signed into law the ACA. The Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was enacted on March 27, 2020, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for EYSUVIS, INVELTYS and for any of our product candidates for which we may obtain regulatory approval or the frequency with which EYSUVIS, INVELTYS or any product candidate is prescribed or used.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law and litigation and legislation over the ACA is likely to continue with unpredictable and uncertain results. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. The Trump Administration also took executive actions to undermine or delay implementation of the ACA, but those were rescinded by the Biden Administration. President Biden issued an executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this executive order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the Biden Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.

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

Reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to their calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement.

Uncertainty exists as new laws, regulations, judicial decisions, or new interpretations of existing laws, or regulations related to our calculations, price reporting or payments obligations increases the chances of a legal challenge, restatement or investigation. If a company becomes subject to investigations, restatements, or other inquiries concerning compliance with price reporting laws and regulations, it could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on the business, financial condition and results of operations. In addition, it is possible that future healthcare reform measures could be adopted, which could result in increased pressure on pricing and reimbursement of products and thus have an adverse impact on financial position or business operations.

Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in a company having to carry a liability on its consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, the company’s financial position and results of operations could be adversely affected.

In addition to retroactive rebates and the potential for 340B Program refunds, if a pharmaceutical firm is found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to the Centers for Medicare & Medicaid Services, or CMS, it may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate the Medicaid drug rebate agreement, pursuant to which companies participate in the Medicaid program. In the event that CMS terminates a rebate agreement, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for covered outpatient drugs.

Additionally, if a pharmaceutical company overcharges the government in connection with the FSS program or Tricare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, it is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against a company under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Mark Iwicki, our President and Chief Executive Officer, Todd Bazemore, our Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Chief Medical Officer, Hongming Chen, Sc.D., our Chief Scientific Officer, and Eric Trachtenberg, our General Counsel, Chief Compliance Officer and Corporate Secretary, as well as the other principal members of our management, scientific, clinical and commercial teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, following the acquisition of Combangio, we will be highly dependent on the employees who joined us in connection with the Acquisition and their expertise developing biologics.

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

We have expanded our development, regulatory, commercial and manufacturing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing and distribution. To manage growth, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. In addition, the change in our business in connection with the Acquisition, including the addition of a biological product candidate and employees who joined us in connection with the Acquisition, will impose added responsibilities on members of our management, including the need to recruit, hire, retain, motivate and integrate additional employees and business operations, including employees with experience developing biologics should KPI-012 advance through the various stages of development.

Due to our limited financial resources and our limited experience in managing such growth, we may not be able to effectively integrate Combangio into our business and KPI-012 into our business strategy, manage our recently expanded operations, or any future expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Furthermore, operational and other restrictions related to COVID-19 may further hamper our ability to grow as needed and/or to manage our growth. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

A partially or fully remote workplace could negatively impact our business.

On November 12, 2021, we entered into a lease termination agreement with the landlord for our office and laboratory space at our corporate headquarters in Watertown, Massachusetts, which requires us to vacate the premises by December 31, 2021, subject to the satisfaction of specified conditions. While we have retained a nominal amount of office space on a short-term basis to conduct in-person meetings from time-to-time and have acquired a sublease in Menlo Park, California in connection with our acquisition of Combangio, the vast majority of our employees will not have individual offices or access to dedicated laboratory space after December 31, 2021. We plan to outsource all laboratory activities until such time, if ever, that we maintain our own dedicated laboratory space. As a result, our management team and the vast majority of our employees will work remotely and without dedicated office space, until such time as we determine to obtain a new operating lease. By migrating to a remote workforce, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities, which may be less secure. The risk of cyber incidents or other privacy or data security incidents may be heightened as a result of our remote work environment. Remote working arrangements could also impact employee productivity and morale, impede employee training, strain our technology resources and introduce operational risks, all of which could negatively impact our business. Furthermore, our transition to a partially remote workplace will increase our reliance on third parties to conduct all aspects of our research and development activities. We have limited ability to control the amount or timing of resources that any such third party will devote to our research and development activities, and such third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with such third parties, and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs.

Risks Related to Our Common Stock

Our executive officers and directors and their affiliates, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of September 30, 2021, our executive officers and directors and their affiliates in the aggregate, owned shares representing approximately 25.80% of our capital stock, based on the most recent institutional stockholder ownership filings with the SEC. Following the closing of the Acquisition, Mark Blumenkranz, a former director and former stockholder of Combangio, joined our board of directors, and Darius Kharabi, the former President and Chief Executive Officer and stockholder of Combangio, joined our company as the Chief Business Officer. As of September 30, 2021, our executive officers and directors, including Dr. Blumenkranz and Mr. Kharabi, and their affiliates in the aggregate, owned shares representing approximately 30.18% of our capital stock, after giving effect to the closing of the Acquisition and the issuance of an aggregate of 6,815,129 shares of our common stock that we expect to issue to the former Combangio stockholders on January 3, 2022 pursuant to the Merger Agreement. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of voting power may delay, defer or prevent a change in control, entrench our management and our board of directors, or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

●	our ability to achieve the anticipated benefits of the Acquisition and to successfully implement our proposed business strategy following the Acquisition;
●	market reaction to the Acquisition;
●	our success in commercializing EYSUVIS, INVELTYS and other product candidates;
●	results of clinical trials of any of our product candidates;
●	results of clinical trials of product candidates of our competitors;
●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel;
●	the level of expenses related to the commercialization of EYSUVIS, INVELTYS and clinical development of KPI-012 and for any other product candidate we develop;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we fail to successfully commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate we develop. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

Sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 12, 2021, we had outstanding 65,500,275 shares of common stock.

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

In connection with the closing of the Acquisition, we agreed to issue on January 3, 2022 an aggregate of 6,815,129 shares of our common stock to the former Combangio equityholders, and we held back 973,538 shares of our common stock that will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. While the shares of common stock issued to former Combangio equityholders will be restricted as a result of securities laws, following expiration of applicable holding periods, these shares will be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act.

In addition, the Merger Agreement obligates us to file a registration statement with respect to public resale of our shares of common stock that may become issuable upon the achievement of certain of the milestones.

The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On July 15, 2021, we granted stock options to 16 new employees to purchase a total of 92,000 shares of our common stock at an exercise price of $4.01 per share, on August 13, 2021, we granted stock options to eight new employees to purchase a total of 78,000 shares of our common stock at an exercise price of $3.03 per share and on September 15, 2021, we granted stock options to 11 new employees to purchase a total of 112,000 shares of our common stock at an exercise price of $3.08 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 6. Exhibits

Exhibit Index

Exhibit 2.1
EXHIBIT 2.1†	-

Agreement and Plan of Merger, dated as of November 15, 2021, by and among Kala Pharmaceuticals, Inc., Ceres Merger Sub, Inc., Combangio, Inc. and, solely in its capacity as Combangio Equityholder Representative, Fortis Advisors LLC. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2021)

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

+ Filed herewith

++ Furnished herewith

†Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: November 15, 2021	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)