Form 10-K
period 2021-12-31
Kala Pharmaceuticals, Inc.
filed 2022-03-29
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38150

KALA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0604595
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1167 Massachusetts Avenue
Arlington, MA	02476
(Address of principal executive offices)	(Zip Code)

(781) 996-5252

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	KALA	Nasdaq Global Select Market

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $254.3 million, based on the closing price of the registrant’s common stock on June 30, 2021.

There were 72,594,005 shares of Common Stock ($0.001 par value) outstanding as of March 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

References to Kala

Throughout this Annual Report on Form 10-K, the “Company,” “Kala”, “Kala Pharmaceuticals,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Kala Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Kala Pharmaceuticals, Inc.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Combangio, Inc., or Combangio, which was completed on November 15, 2021, or the Acquisition, pursuant to the Agreement and Plan of Merger dated November 15, 2021, by and among Ceres Merger Sub, Inc., Combangio and the Combangio equityholder representative, or the Merger Agreement, including the estimated costs and potential realization of the expected benefits from the Acquisition;
●	our expectations with respect to, and the amount of, future milestone payments pursuant to the Merger Agreement;
●	our expectations with respect to potential advantages of KPI-012, our lead product candidate, for the treatment of persistent corneal epithelial defects, or PCED;
●	the anticipated and unanticipated costs, fees, expenses and liabilities related to the Acquisition, including the estimated costs for development of KPI-012;
●	our ability to successfully integrate Combangio’s business into our business;
●	our commercialization efforts for EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25% and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%;
●	our development efforts for our product candidates, including KPI-012, and our ability to discover and develop new programs and product candidates, including those from our receptor Tyrosine Kinase Inhibitor program and our novel selective glucocorticoid receptor modulators program;
●	the timing, progress and results of clinical trials for KPI-012 and other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of an investigational new drug application and biologics license application for KPI-012 and any other product candidate we develop;
●	our estimates regarding potential future revenue from sales of EYSUVIS and INVELTYS and, if approved, KPI-012;

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for EYSUVIS, INVELTYS and, if approved, KPI-012;
●	our ability to maintain regulatory approvals for EYSUVIS and INVELTYS and our ability to obtain regulatory approvals for KPI-012;
●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand and anticipated revenue from product sales;
●	the potential advantages of EYSUVIS, INVELTYS and our product candidates, including KPI-012;
●	the rate and degree of market acceptance and clinical utility of our products and KPI-012;
●	our estimates regarding the potential market opportunity for EYSUVIS, INVELTYS and our product candidates, including KPI-012;
●	plans to pursue the development of KPI-012 for indications in addition to PCED;
●	our commercialization, marketing and manufacturing capabilities and strategy for EYSUVIS, INVELTYS and, if approved, KPI-012;
●	our intellectual property position, including intellectual property acquired in the Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers;
●	the impact of COVID-19 on our business and operations; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012.

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

Risks Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of December 31, 2021, we had an accumulated deficit of $542.4 million.
●	We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We may fail to realize the anticipated benefits of our acquisition of Combangio, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.
●	The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, is believed to have impacted the commercialization of EYSUVIS and could impact the development of KPI-012 or any other product candidate we develop and may continue to adversely affect our business, results of operations and financial condition.
●	EYSUVIS, INVELTYS, KPI-012 or any other product candidate that receives marketing approval may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	Even if we are able to successfully commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
●	If we are unable to maintain our sales, marketing and distribution capabilities, establish additional capabilities if and when necessary, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. EYSUVIS, INVELTYS, KPI-012 and our product candidates will also compete with existing branded, generic and off-label products.
●	If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to commercialize our products and product candidates, our business will be materially harmed.
●	We contract with third parties for the manufacture of EYSUVIS, INVELTYS and KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	We are committed to purchasing a minimum amount of EYSUVIS and INVELTYS for commercial use which may result in us paying for product in excess of our needs if we are not able to successfully commercialize our products and/or successfully estimate our supply needs.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We may be unable to obtain and maintain patent protection for our technology, products and product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be impaired.
●	EYSUVIS, INVELTYS, KPI-012 and certain aspects of our AMPPLIFY technology are protected by patents exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed. If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.
●	The terms of approvals, ongoing regulations and post-marketing restrictions for our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.
●	Existing and future legislation may increase the difficulty and cost for us to obtain reimbursement for our products and product candidates.

Part I

Item 1.       Business

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. We have worldwide rights to a portfolio of innovative products and product candidates that include two marketed products utilizing our proprietary mucus penetrating particle, or MPP, drug delivery technology, which we refer to as our AMPPLIFY® technology, to address medical needs for the front of the eye. Our product candidates and programs include a proprietary regenerative biotherapy for severe ocular diseases and a pipeline of preclinical new chemical entities, or NCEs, targeted to address front and back of the eye diseases.

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

EYSUVIS is the first and only FDA-approved prescription product with an indication for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. The U.S. Food and Drug Administration, or FDA, approved EYSUVIS in October 2020, and we commenced a full promotional launch of EYSUVIS in January 2021. We believe that EYSUVIS’ broad mechanism of action, rapid onset of relief of both signs and symptoms, favorable tolerability profile and potential to be complementary to existing therapies offer a favorable profile for the management of dry eye flares and other dry eye associated conditions that would benefit from short-term treatment of dry eye signs and symptoms. We further believe that these features of EYSUVIS are attractive to prescribing clinicians and EYSUVIS could become the preferred first-line prescription therapy for the short-term treatment of the signs and symptoms of dry eye disease, including the treatment of dry eye flares that affect the vast majority of dry eye patients.

INVELTYS is the first and only FDA-approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post-operative inflammation and pain following ocular surgery. The FDA approved INVELTYS in August 2018, and we commercially launched the product in January 2019. INVELTYS has the highest concentration (1%) of LE on the market in the United States and is formulated with our AMPPLIFY technology, which enables INVELTYS to deliver 3.75x more drug to the target ocular tissue compared to an active comparator. We believe INVELTYS offers advantages over existing post-surgical treatment options.

Upon the consummation of our acquisition of Combangio, Inc., or Combangio, on November 15, 2021, we acquired Combangio’s product candidate, CMB-012, which we now refer to as KPI-012. KPI-012 is our lead product candidate and is currently in clinical development for the treatment of persistent corneal epithelial defects, or PCED, a rare disease of impaired corneal healing. We believe the multifactorial mechanism of action of KPI-012 also makes it a platform technology, and we are evaluating KPI-012 for potential expansion to indications for rare front of the eye diseases, such as limbal stem cell deficiency, chemical burns and Sjogren’s Syndrome, as well as select rare back of the eye diseases, such as retinitis pigmentosa and optic neuritis. For a description of the financial terms of the acquisition of Combangio, see “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We are also progressing our pipeline of proprietary NCE preclinical development programs targeted to address both front and back of the eye diseases. These preclinical development programs include KPI-287, our receptor Tyrosine Kinase Inhibitor, or TKI, and our selective glucocorticoid receptor modulators, or SEGRMs.

KPI-287 is designed to inhibit the vascular endothelial growth factor, or VEGF, and platelet derived growth factor, or PDGF, pathways, and is administered by suprachoroidal injection for the treatment of retinal diseases, including wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and retinal vein occlusion, or RVO. SEGRMs are a novel class of therapies designed to modify the downstream activity of the glucocorticoid receptors to exhibit the anti-inflammatory and immunomodulatory properties of the corticosteroid class of therapies while markedly reducing their associated side effects, which we are developing for the treatment of inflammatory diseases.

The following table describes our marketed products and the stage of each of our current clinical and preclinical development programs:

We have retained worldwide commercial rights for EYSUVIS, INVELTYS, KPI-012 and our preclinical development programs. Starting with FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which now includes approximately 100 field-based commercial sales personnel. Our sales representatives promote both EYSUVIS and INVELTYS.

We own and/or exclusively license patents relating to EYSUVIS, INVELTYS, KPI-012, our preclinical development programs and our AMPPLIFY technology, including U.S. and foreign issued patents and pending patent applications. The expiration dates of issued U.S. and ex-U.S. patents covering EYSUVIS and INVELTYS are in 2033. The expiration dates of the issued U.S. patents that we control covering KPI-012 are in 2040, and a portfolio of additional U.S. and ex-U.S. patent applications covering KPI-012 is currently in prosecution. The expiration dates of issued U.S. and ex-U.S. patents relating to our AMPPLIFY technology are in 2025 through 2036.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies primarily for diseases of the front and back of the eye. Key elements of our strategy include:

●	Maximize the commercial potential of EYSUVIS and INVELTYS. EYSUVIS is the first and only FDA-approved prescription product with an indication for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. EYSUVIS was approved in October 2020, and we commenced a full promotional launch in January 2021. We estimate that approximately 17.2 million people in the United States have been diagnosed with dry eye disease. We believe that EYSUVIS’ broad mechanism of action, rapid onset of relief of both signs and symptoms, favorable tolerability profile and potential to be complementary to existing therapies, offers a favorable profile for the management dry eye associated conditions that would benefit from short-term treatment. We further believe that EYSUVIS could become the preferred first-line prescription therapy for treating dry eye flares, which affect the vast majority of dry eye patients. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside of the United States, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

INVELTYS is the first and only FDA approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post-operative inflammation and pain following ocular surgery. Other approved topical ocular corticosteroid products for this indication are dosed three or four times a day. In January 2019, we began to commercialize INVELTYS in the United States with our own focused, specialty sales force.

●	Advance the clinical development of, and seek and obtain regulatory approval for, KPI-012 for the treatment of PCED and other indications. KPI-012 is a novel, human bone-marrow derived mesenchymal stem cells, or MSC, secretome currently in clinical development for the treatment of PCED. A PCED is a persistent non-healing corneal defect or wound that is refractory to conventional treatments. Based on the positive results of a Phase 1b clinical efficacy trial of KPI-012 in patients with PCED, we plan to submit an investigational new drug, or IND, application to the FDA for KPI-012 and, subject to regulatory clearance, commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022. If the results of our planned Phase 2/3 clinical trial of KPI-012 are positive, and subject to discussions with regulatory authorities, we believe this trial can serve as the first of two required pivotal trials. If so, we plan to conduct an additional Phase 3 pivotal trial in PCED patients to support the potential submission of a biologics license application, or BLA, to the FDA. If approved, we intend to commercialize KPI-012 with a small, targeted, internal sales force in the United States. We also expect to explore commercialization of KPI-012 for the treatment of PCED in certain markets outside the United States utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties. We further believe that the multifactorial nature of KPI-012 also makes it a platform technology, and we are evaluating KPI-012 for potential expansion to indications for rare front of the eye diseases, such as limbal stem cell deficiency, chemical burns and Sjogren’s Syndrome, as well as select rare back of the eye diseases, such as retinitis pigmentosa and optic neuritis.
●	Advance our pipeline of preclinical development programs. We are also progressing our pipeline of proprietary NCE preclinical development programs targeting both front and back of the eye diseases. These programs include KPI-287, our TKI product candidate that inhibits the VEGF and PDGF pathways, for the treatment of retinal diseases, including wet AMD, and our SEGRMs, which are a novel class of therapies designed to modify the downstream activity of the receptors to exhibit the anti-inflammatory and immunomodulatory properties while markedly reducing side effects associated with corticosteroids. We own all intellectual property and worldwide rights to these preclinical development programs. Prior to initiating IND-enabling studies, we may consider potential collaborative partnership opportunities to advance product candidates we develop, including through these programs.
●	Business development through selective transactions. We plan to pursue value-driven business development opportunities as they arise in order to enhance our business and product pipeline, which may include strategically acquiring preclinical or clinical product candidates, particularly in the ophthalmic area. We also plan to explore a variety of transactions to maximize the value of our assets, including out-licensings, collaborations, divestitures, distributions and other development and marketing arrangements with one or more third parties for our products and product candidates.

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

A significant number of dry eye disease patients experience acute, episodic exacerbations of their symptoms, which are commonly referred to as flares, at various times throughout the year that can cause significant discomfort and disability. A dry eye flare is defined as a rapid onset, inflammation-driven response to a variety of triggers that typically cannot be adequately managed with the patient’s ongoing therapy. As illustrated in the graphic below, these flares can be triggered by numerous factors, such as environmental stimuli related to exposure to allergens, pollution, wind and low humidity. Intense visual concentration, such as watching television or working at a computer, can also trigger flares. Other potential triggers include hormonal changes, contact lens wear, smoking and sleep deprivation, which cause ocular surface inflammation and impact tear production and/or tear film stability.

We estimate dry eye disease affects approximately 38 million people in the United States based on an estimated dry eye disease prevalence of 14.5% described below and applied to the population of the United States over 20 years old. Based on third-party academic research, we believe dry eye disease results in approximately $55 billion in direct and indirect costs in the United States each year, of which approximately $3.8 billion are direct medical costs. The exact prevalence of dry eye disease is unknown due to the difficulty in defining the disease and the lack of a single diagnostic test to confirm its presence. The Beaver Dam Offspring Study, a major epidemiological study published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, dry eye disease was self-reported by 14.5% of the patients. The prevalence of dry eye disease increases with age, and we expect that the number of dry eye disease cases will increase as the U.S. population continues to age. Epidemiology and market research commissioned by us indicate that there are an estimated 17.2 million patients with a diagnosis of dry eye disease in the United States. We also commissioned three surveys of 503, 297, and 500 dry eye disease patients, which we refer to as our patient surveys, in 2017, 2018, and 2020, respectively. The patient surveys included a representative set of dry eye patients based on demographics and disease characteristics, such as age, sex and therapeutic history. The patients represented a broad range of dry eye disease severity. Based upon our review of the patient surveys as well as independent studies conducted in 2020 and 2021 of 774 and 756 dry eye sufferers, respectively, we believe dry eye disease is a burdensome disease that has a significant impact on the quality of life of patients with dry eye disease.

Limitations of Existing Treatments for Dry Eye Disease

The most commonly used treatments for dry eye disease in the United States are over-the-counter eye drops, often referred to as “artificial tears” or lubricating eye drops, and four prescription pharmaceutical products, Restasis®, Xiidra®, CequaTM and TyrvayaTM.

Most over-the-counter artificial tears are palliative in nature and are intended to supplement insufficient tear production or improve tear film instability. Artificial tears typically provide only short term or temporary relief by lubricating the eyes and helping to maintain moisture on the outer surface of the eye. Artificial tears do not treat the underlying inflammatory components of dry eye disease.

In addition to over-the-counter artificial tears, Restasis, Xiidra, Cequa and Tyrvaya are sometimes prescribed as a chronic therapy for the treatment of dry eye disease. We believe that less than 10% of patients diagnosed with dry eye disease in the United States use a chronic therapy to treat their disease. Restasis and Cequa are each topically applied, ophthalmic formulations of the immunosuppressant cyclosporine. Restasis and Cequa are not approved for the treatment of the signs and symptoms of dry eye disease, but rather for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with dry eye disease. Restasis frequently causes burning upon instillation, and, according to the package insert, 17% of patients in clinical trials of Restasis reported ocular burning upon instillation. Cequa frequently causes pain upon instillation, and, according to the package insert, 22% of patients in clinical trials of Cequa reported pain upon instillation of drops. Xiidra is a topically applied, ophthalmic formulation of lifitegrast, a small molecule LF1a antagonist, which was approved by the FDA in July 2016 for the treatment of the signs and symptoms of dry eye disease. In clinical trials, the most common adverse reactions (incidence rate of approximately 5% to 25%) following the use of Xiidra were instillation-site irritation, dysgeusia, and decreased visual acuity. Tyrvaya (varenicline solution) nasal spray is a cholinergic agonist that was approved by the FDA in October 2021 to increase tear production and treat the signs and symptoms of dry eye disease. According to the Tyrvaya package insert, 82% of patients reported sneezing upon instillation. Tyrvaya, like Xiidra, Restasis and Cequa, is typically used chronically for dry eye patients who have continuous symptoms. As each of these medications have a relatively long onset of action, they are not generally used for the short-term treatment of episodic dry eye flares.

We believe there is a larger proportion of dry eye patients whose symptoms are primarily episodic as opposed to chronic, and for whom a chronic therapy is not necessary and for whom EYSUVIS, an FDA-approved therapy for short-term use, can address a significant unmet need. For example, our patient surveys and the independent study of 774 dry eye sufferers indicate that approximately 75% to 90% of surveyed patients experience dry eye flares, with flares lasting on average approximately four days and occurring approximately six times per year. These results are also consistent with the 2021 independent, multi-sponsor survey of 756 dry eye sufferers indicating that they suffer a median of 5.25 flares per year lasting on average 4.9 days. In our 2021 survey of 201 eye care professionals, or ECPs, all reported that their patients have dry eye flares, but many underestimated the actual number of patients with flares. In addition, according to our patient surveys, the most common reason given by patients for discontinuing the two leading branded dry eye treatments were insufficient efficacy, side effects and product price.

EYSUVIS Opportunity in Dry Eye Disease

EYSUVIS received FDA approval for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease in October 2020 utilizing a two-week course of therapy administered four times a day. We commenced our full promotional launch of EYSUVIS in January 2021.

We believe that EYSUVIS has a favorable profile for the management of dry eye disease flares and other dry eye associated conditions, including the following attributes:

●	Broad mechanism of action. LE is a corticosteroid. Corticosteroids are known for their broad anti-inflammatory properties.

●	Rapid onset of relief. In our Phase 2 and Phase 3 clinical trials, patients treated with EYSUVIS reported reductions in ocular discomfort within days of initiation of treatment.
●	Favorable safety and tolerability profile. LE is one of the safest topical ocular steroids available due to its unique pharmacokinetics. LE was designed to be metabolized after exerting its anti-inflammatory action in the eye. The metabolism of LE to inactive metabolites reduces exposure of the trabecular meshwork, an area of tissue located in the anterior chamber that is responsible for draining the aqueous humor from the eye, to active steroid, thus reducing the risk of an increase in IOP relative to other steroids. EYSUVIS was well-tolerated across four clinical trials, with adverse events and IOP increases comparable to that observed with vehicle.
●	Specifically targeting relief of episodic dry eye flares. The mechanism of action and rapid onset of relief of EYSUVIS in dry eye disease is distinct from that of artificial tears and chronic therapies like Restasis, Xiidra, Cequa and Tyrvaya. Therefore, we expect EYSUVIS to be used as a stand-alone short course therapy to provide rapid relief of dry eye flares by improving ocular discomfort (a dry eye symptom) and reducing ocular redness (a dry eye sign).
●	Potentially complementary to existing therapies. We believe that patients on chronic therapies also experience dry eye flares and could potentially benefit from using EYSUVIS in addition to their maintenance therapy.

We believe that these attributes make EYSUVIS attractive to prescribing clinicians for treating patients that suffer from dry eye flares, and that EYSUVIS could become the preferred first-line prescription therapy for the short-term treatment of the signs and symptoms of dry eye disease, including the treatment of dry eye flares.

Our current estimates of potential future revenue from sales of EYSUVIS are based, in part, on current prescription trends, anticipated changes in payer coverage, market growth assumptions and physician market research data we have commissioned that examines intent to prescribe. These estimates may be impacted by the current COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our commercialization efforts will depend on the length and severity of this pandemic and the impact on our customers, employees, vendors and government agencies, which is uncertain and cannot be predicted.

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

In October 2018, we submitted a New Drug Application, or NDA, to the FDA for EYSUVIS. In August 2019, we announced that we received a complete response letter, or CRL, from the FDA regarding this NDA. The FDA indicated that efficacy data from an additional clinical trial would be needed to support a resubmission of the NDA. Based upon the previous recommendation of the FDA, we had initiated an additional Phase 3 clinical trial, STRIDE 3, in the third quarter of 2018. In March 2020, we announced top line results from STRIDE 3, achieving statistical significance in the pre-specified primary endpoints of change from baseline to day 15 in ocular discomfort severity in the overall ITT population and in a pre-defined subgroup of patients with more severe baseline ocular discomfort. In addition, statistical significance was achieved for conjunctival hyperemia at day 15. Consistent with prior clinical experience, EYSUVIS was well-tolerated in STRIDE 3, with adverse events and intraocular pressure increases comparable to vehicle.

The positive results from STRIDE 3 for both signs and symptoms of dry eye disease, along with the positive data from the previous clinical trials of EYSUVIS, served as the basis for our NDA resubmission in April 2020. EYSUVIS received FDA approval for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease in October 2020.

EYSUVIS Customer Concentration

Three customers comprised 10% or more of our revenue attributable to EYSUVIS during the year ended December 31, 2021 and 2020. These customers comprised 48%, 26% and 23% of our revenue, respectively, during the year ended December 31, 2021 and 35%, 32% and 29% of our revenue, respectively, during the year ended December 31, 2020.

INVELTYS for Post-Operative Inflammation and Pain

Post-Operative Inflammation and Pain Overview

Ocular inflammation and pain are common complications following ocular surgery. In 2019, Marketscope, a third-party provider of market data, projected that the number of ocular surgeries in the United States would grow to approximately 10.1 million by 2024. The COVID-19 pandemic impacted the ocular surgery market, and in 2020, there were only 7.0 million ocular surgeries reported by Marketscope, representing a decline of approximately 1.4 million from approximately 8.4 million ocular surgeries reported in 2019. In November 2021, Marketscope reported that ocular surgeries were projected to reach pre-COVID levels by the end of 2021. Commonly performed ocular surgeries include cataract, cornea, refractive, oculoplastic and glaucoma procedures. Tissue damage caused by ocular surgery leads to the production of prostaglandins, lipids that aid in recovery at the site of an injury, and increases in blood flow to the affected area, which contribute to inflammation. The standard of care for postoperative inflammation and pain includes anti-inflammatory drugs such as corticosteroids, which improve patient comfort and accelerate recovery through disruption of the inflammatory cascade.

INVELTYS was approved by the FDA on August 22, 2018 for the treatment of post-surgical inflammation and pain following all ocular surgery, and was commercially launched in the United States in January 2019. INVELTYS is the first and only twice-daily ocular corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery.

Limitations of Existing Treatments for Post-Operative Inflammation and Pain

Loteprednol etabonate, or LE, is a unique steroid that was designed to limit side effects, such as increases in IOP and cataract formation, that are associated with other ocular steroids. The first LE containing product, Lotemax®, was approved by the FDA in 1998. Subsequent gel and ointment formulations of Lotemax were approved by the FDA for the treatment of post-operative inflammation and pain following ocular surgery. Durezol® is a topical steroid approved by the FDA for the treatment of inflammation and pain associated with ocular surgery. Durezol eye drops are dosed four times a day for two weeks followed by dose tapering based on patient response. The first generic formulations of loteprednol suspension 0.5% (Lotemax suspension) and loteprednol ophthalmic gel 0.5% (Lotemax Gel) were launched in May 2019 and February 2021, respectively, and the first generic version of Durezol was launched in September 2021.

The most commonly used ocular steroids, including Lotemax products and Durezol, are approved for the treatment of post-operative inflammation and pain with a three or four-times-a-day dosing regimen. This dosing regimen can be burdensome for patients as they are taking multiple eye drops following surgery, and a three or four times-a-day dosing regimen may reduce patient compliance with the prescribed medication. Other than INVELTYS, there is currently no marketed ocular steroid product with an approved twice-a-day dosing regimen.

INVELTYS Opportunity in Post-Operative Inflammation and Pain

We believe that INVELTYS has a favorable profile for the treatment of post-operative inflammation and pain following ocular surgery, including the following attributes:

●	Twice daily dosing. INVELTYS is the first and only twice-daily ocular corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery. All other ocular corticosteroid products for the treatment of postoperative inflammation and pain are approved for dosing three or four times-a-day. INVELTYS has the highest concentration (1%) of LE on the market in the United States and is formulated with our AMPPLIFY technology, which enables INVELTYS to deliver 3.75x more drug to the target ocular tissue compared to an active comparator. Given the generally accepted view that less frequent dosing leads to higher patient compliance, we believe the ability to achieve a significant reduction in inflammation and pain following surgery with a twice-a-day product is a key differentiating attribute of INVELTYS.
●	Favorable safety and tolerability profile. LE is one of the safest topical ocular steroids available due to its unique pharmacokinetics. LE was designed to be metabolized after exerting its anti-inflammatory action in the eye. The metabolism of LE to inactive metabolites reduces exposure of the trabecular meshwork to the active steroid, thus reducing risk of IOP increase relative to other steroids. In our completed Phase 3 clinical trials, INVELTYS was well tolerated with similar increases in IOP, a common side effect of steroids, compared to placebo and with no treatment-related serious adverse events observed during the course of either Phase 3 trial.

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

INVELTYS Clinical Development Program

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

INVELTYS Customer Concentration

Three customers comprised 10% or more of our revenue attributable to INVELTYS during the years ended December 31, 2021 and 2020. These customers comprised 47%, 30% and 21% of our revenue, respectively, during the year ended December 31, 2021 and 40%, 28% and 28% of our revenue, respectively, during the year ended December 31, 2020.

Our Clinical-Stage Product Candidate

KPI-012 for Persistent Corneal Epithelial Defects

Persistent Corneal Epithelial Defects Overview

Persistent corneal epithelial defects, or PCED, is a persistent non-healing corneal defect or wound that is refractory to conventional treatments. PCED is a disease of impaired corneal healing and can be the result of numerous etiologies, including (but not limited to) neurotrophic keratitis, or NK, microbial/viral keratitis, surgical epithelial debridement, corneal transplant surgery, limbal stem cell deficiency, mechanical/thermal trauma and exposure keratopathy. Normal healing is a highly regulated multifactorial process that involves numerous biologic pathways and molecules, including growth factors, cell signaling, proliferation, migration and extracellular matrix remodeling. In PCED, the normal healing process is impaired due to an imbalance of the key biomolecules that orchestrate the normal wound healing process. We believe that effective treatment of PCED across the various etiologies requires a multifactorial mechanism of action to address the impaired healing that is responsible for the defects.

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

Limitations of Existing Treatments for Persistent Corneal Epithelial Defects

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

The only currently approved prescription product in the PCED space is Oxervate™, indicated for the treatment of NK, which we believe to be the primary etiology for approximately one-third of PCED cases. Oxervate contains a single growth factor – nerve growth factor (NGF) – and has been demonstrated to be effective in only the subgroup of PCED cases whose underlying etiology is neurotrophic disease. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes.

KPI-012 Opportunity in Persistent Corneal Epithelial Defects

KPI-012 is a novel, human bone-marrow derived MSC secretome composed of biologically active components secreted from the MSCs, such as growth factors, protease inhibitors, matrix proteins and neurotropic factors, that have been shown in preclinical studies by Combangio and others to facilitate corneal healing. KPI-012 is cell-free and produced from a proprietary cell bank. The drug substance for KPI-012 is produced as a chemically-defined cell-free solution followed by formulation and filling of the drug product in non-preserved single dose units. We believe that KPI-012’s multi-factorial mechanism of action has the potential to normalize the impaired healing in PCED and other severe ocular surface diseases driven by impaired healing. As such, KPI-012 offers a potentially promising approach for the treatment of PCED and other ocular surface diseases across multiple etiologies. Key biological factors contained in KPI-012 and their potential wound healing functions are shown below:

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

The multifactorial mechanism of action of KPI-012 is thought to be responsible for the significant wound healing activity observed in Combangio’s preclinical animal models and in the Phase 1b clinical trials. KPI-012 has received orphan drug designation from the FDA, for the treatment of PCED, and we believe KPI-012 should meet the criteria for fast-track and breakthrough designations.

Preliminary Clinical Development Plan for KPI-012

We are initially developing KPI-012 for the treatment of PCED. Combangio completed a Phase 1b clinical efficacy trial in nine patients with PCED in Mexico City. Based on the results of this Phase 1b clinical trial, we plan to submit an IND application to the FDA for KPI-012 and, subject to regulatory clearance, commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022. Our planned Phase 2/3 randomized, placebo-controlled clinical trial of KPI-012 will evaluate the safety and efficacy of various dosing regimens of KPI-012 in patients diagnosed with PCED. If the results of our planned Phase 2/3 clinical trial of KPI-012 are positive, and subject to discussions with regulatory authorities, we believe this trial can serve as the first of two required pivotal trials. If so, we plan to conduct an additional Phase 3 pivotal trial in PCED patients to support the potential submission of a BLA to the FDA.

Phase 1b Clinical Trial Results of KPI-012

Combangio conducted two Phase 1b clinical trials with KPI-012 in Mexico City, Mexico during 2020 and 2021, one in 3 subjects without active corneal disease who were dosed twice a day (25 ng/mL FNE) for one week and another in nine patients with PCED, or the PCED cohort, who were dosed twice a day (25 ng/ml FNE) for up to 8 weeks. Key inclusion criteria for the PCED cohort included:

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

The subjects were treated with KPI-012 topically twice a day, with the subjects in the safety cohort without active corneal disease treated for one week and patients in the PCED cohort treated between one to eight weeks. KPI-012 was generally well tolerated during both trials, with only one subject experiencing treatment-related TEAEs (mild and transient itching, red eye, and blurred vision after study drug administration). There were no deaths or treatment-related serious adverse events during either trial. One subject in the PCED cohort had to withdraw from the trial due to a protocol screening violation.

As depicted in Figure 1 below, six of the eight patients in the PCED cohort (75%) who completed the trial achieved complete healing of the lesion after four weeks of treatment, with one additional patient experiencing some clinical improvement but not complete healing. Four of eight patients in the PCED cohort (50%) achieved complete healing of the lesion after one week of treatment and the other two patients achieved complete healing within two to four weeks of initiation of treatment with KPI-012. All six of the patients who achieved complete healing remained healed through the follow-up period of the trial, which ranged between eight to 19 weeks. Of the two patients who did not show complete healing in the trial, clinical investigators noted some clinical improvement in one of the patients (Patient 2-05), but the corneal staining images did not show complete healing of the defect. Patient 2-04 had a PCED in a blind eye which was perhaps too severe to respond to a pharmaceutical intervention. Patient 2-05 had a PCED that had existed for 871 days before treatment; corneal specialists have advised that it is rare for a PCED to have persisted for this duration and that it could be indicative of systemic disease.

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

KPI-012 Preclinical Studies and Results

KPI-012 has been evaluated by Combangio in a number of preclinical studies. In these studies, KPI-012 promoted rapid ocular re-epithelialization and mitigated scarring and neovascularization in a number of well-established animal models.

In vitro Human Corneal Epithelial Wound Closure Assay

The therapeutic mechanism of action of KPI-012 involves stimulating corneal re-epithelialization and ocular surface healing. Combangio evaluated KPI-012 in an in vitro wound gap assay developed using human corneal epithelial cells. In this assay, a mechanical defect (cell-free region) was introduced into a two-dimensional monolayer of epithelial cells to create a wound. The ‘injured’ monolayer was then treated with KPI-012 and the cell free region was monitored for wound closure as show in Figure 3 below. In this assay, KPI-012 exhibited a dose-dependent and potent wound closure response.

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

Other Potential Indications for KPI-012

We believe the multifactorial mechanism of action of KPI-012 also makes it a platform technology, and we are evaluating KPI-012 for potential expansion to indications for rare front of the eye diseases, such as limbal stem cell deficiency, chemical burns and Sjogren’s Syndrome, as well as select rare back of the eye diseases, such as retinitis pigmentosa and optic neuritis.

The wound-healing mechanism of action of KPI-012 also potentially enables partnering opportunities in chronic and/or severe indications outside of the eye such as diabetic foot ulcer.

Our Preclinical Development Programs

We are progressing a pipeline of proprietary NCE preclinical development programs, targeted to address both front and back of the eye diseases, including our TKI program for retinal diseases, and our SEGRM program.

TKI Program for Retinal Disease

Retinal Disease Overview

There are a range of retinal diseases and conditions that adversely affect vision, including age-related macular degeneration, or AMD, diabetic retinopathy, or DR, diabetic macular edema, or DME, and retinal vein occlusion, or

RVO. These diseases frequently result in damage to the vasculature of the eye, leading to poor function and/or leaking of existing vessels and often leading to proliferation of new, abnormal and leaky blood vessels in the back of the eye. These conditions can lead to retinal damage, scarring, and irreversible loss of vision.

Age-Related Macular Degeneration (AMD)

AMD is a degeneration of the macula of the retina that leads to impairment and loss of central vision. There are two categories of AMD: “Dry” AMD, which involves slow deterioration of the retina with submacular drusen, atrophy, loss of macular function and central vision impairment; and “wet” AMD, which involves the leakage of existing blood vessels often accompanied by the growth of abnormal and leaky blood vessels under the retina and macula, resulting in edema, tissue damage and rapid loss of central vision. If untreated, neovascularization in wet AMD patients typically results in significant vision loss and the formation of a scar under the macular region of the retina. Most cases begin as Dry AMD, which can progress to wet AMD. Wet AMD is a leading cause of blindness in people over the age of 55 in the United States and the European Union. The incidence of wet AMD increases substantially with age, and we expect that the number of cases of wet AMD will increase with growth of the elderly population in the United States.

The current standard of care for wet AMD is intravitreal injection of biologic agents that target VEGF, one of the key proteins involved in neovascularization.

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

Limitations of Existing Treatments for Retinal Disease

VEGF is a signaling protein that plays a critical role in the formation of new blood vessels and increased permeability, two pathological processes that contribute to the vision loss associated with certain retinal diseases. Several TKIs have been investigated in AMD patients in clinical trials. These inhibitors have been administered in a variety of ways, including intravitreal injection, oral administration, and topical dosing. To date, no TKIs have been approved in the United States for the treatment of ocular diseases. We believe that there is a substantial market opportunity for a safe and effective VEGF receptor TKIs to treat various retinal diseases, such as AMD, DR, DME, RVO and related neovascular diseases.

The PDGF family of signaling proteins function through the PDGF receptor, a receptor tyrosine kinase, or RTK, that plays a critical role in the formation of new blood vessels and fibrotic scar, two pathological processes that contribute to the vision loss associated with ocular disease. The combined inhibition of both VEGF and PDGF signaling pathways through their respective RTK are believed to be beneficial in treating certain retinal diseases.

The most common treatments for retinal diseases involve administration of biologic agents that block the VEGF pathway and prevent or retard the blood vessel leakage and/or proliferation. Unfortunately, clinicians must inject these biologic agents directly into the eye via frequent intravitreal injections, or IVTs, to maintain vision. Sales of the two leading IVT biologic agents used to treat eye diseases associated with abnormal blood vessel proliferation, Genentech’s Lucentis® and Regeneron’s Eylea®, were $1.9 billion and $4.9 billion, respectively, in the United States in 20208. A new biologic form of Novartis’ Beovu® was approved in October 2019 and had approximately $200 million in worldwide sales in 2020. An effective therapeutic to treat retinal diseases with improved dosing regimen would bring significant benefits to patients.

TKI Program for the Potential Treatment of Wet AMD, DR, DME and RVO

Through our TKI program we have developed several novel, potent, and selective TKIs, including KPI-287, which can inhibit the VEGF pathway and the platelet derived growth factor, or PDGF, pathway. In vitro assays show that KPI-287 has a sub-nanomolar potency against the VEGF receptor-2 kinase and good selectivity against other growth factor receptor kinases, cell cycle kinases and other off-target receptors. We are developing KPI-287 via suprachoroidal injection for the treatment of various retinal diseases.

In preclinical rabbit studies, topical administration of KPI-287 achieved concentrations in tissues in the retina and the choroid well above the concentrations required for in vitro inhibition of 50% of the VEGF receptor 2 kinase activity. As shown in the figures below, the concentrations observed in these rabbit studies were higher than the concentrations observed in similar rabbit studies with topical administration of axitinib, which is the most common TKI currently being developed for retinal disease.

Tissues collected after a single topical dose 5% KPI-287 suspension vs 5% axitinib suspension in Dutch Belted rabbits

In addition, in a rabbit model of VEGF induced vascular leakage, topically applied KPI-287 reduced leakage to an extent similar to that achieved with an IVT injection of Genentech’s Avastin, a recombinant human monoclonal antibody that binds to VEGF. Avastin is approved as an anticancer agent, but is widely used off-label in ophthalmic diseases. In this model, vascular leakage of fluorescein was induced by IVT injections of VEGF. The extent of fluorescein leakage observed in various treatment groups was scored in a blinded fashion on a scale from 0 to 4, with 0 being no leakage and 4 being heavy leakage. As shown in the photographs below, the magnitude of the effect achieved with topical administration of KPI-287 5.0% was similar to that observed with IVT injection of Avastin.

In addition, the magnitude of effect observed with KPI-287 was greater than the magnitude of effect observed with topical administration of axitinib in studies similar to those we have conducted.

Axitinib (5% q4 hr) or KPI-287 (5% QID) dosed topically days 1 through 6, with VEGF challenge on day 3, and efficacy evaluation (fluorescein angiography) on day 6 (72 hrs post VEGF challenge). IVT Avastin used as positive control.

We are currently conducting additional preclinical studies with KPI-287 administered via suprachoroidal administration to evaluate both the pharmacokinetics and efficacy over six months following a suprachoroidal injections.

These studies are designed to evaluate the potential of KPI-287 for sustained durable delivery inhibiting VEGF induced ocular disease associated with vision loss.

We believe that an effective therapy with an improved delivery for patients with retinal diseases such as AMD, DR, DME and RVO will be a significant advancement in the treatment of these diseases and could increase patient compliance and reduce treatment burden in patients suffering from these sight threatening diseases.

SEGRM Program for Inflammatory Diseases

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

SEGRMs are a novel class of compounds designed to selectively regulate gene expression through the TR pathway while avoiding or minimizing the TA pathway. As a result, we believe our SEGRM program has the potential for anti-inflammatory and immunomodulatory activity comparable to corticosteroids while markedly reducing their associated side effects. We plan to study our SEGRMs for the potential treatment of inflammatory diseases. Our SEGRM program is currently in the lead optimization stage, and we are aiming to identify a development candidate for the program.

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

MPP Technology

Our MPPs are selectively sized nanoparticles, with average diameters of approximately 330 nanometers, and have noncovalent proprietary coatings. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus. We believe this enables enhanced efficacy at equal or lower doses as well as less frequent dosing for improved patient convenience and compliance.

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

We aim to leverage our MPP technology, to enhance delivery of drugs into the eye. In preclinical studies, KPI-121 demonstrated favorable pharmacokinetic characteristics and increased drug penetration into ocular tissues as compared to a branded form of LE. In a preclinical study of ocular inflammation in rabbits, KPI-121 0.5% administered four times a day, or QID, showed a larger reduction of inflammation as compared to a branded form of LE 0.5% given QID, as measured by the mean aqueous humor cell counts after intravitreal injection of lipopolysaccharide. We also administered either 0.4% KPI-121 or 0.5% branded LE to the eyes of two groups of rabbits. As illustrated in the line graph below, the concentrations of LE in aqueous humor, a transparent gelatinous fluid that fills the anterior and posterior chambers between the lens and the cornea, of the rabbit eyes treated with KPI-121 were more than three times higher than the rabbit eyes treated with branded LE 30 minutes after dosing, at a 20% lower concentration.

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

Our competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic drug companies. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of EYSUVIS, INVELTYS, KPI-012 and any other product candidates that we develop are the product or product candidate’s efficacy, safety, method of administration, convenience, price, the level of generic competition and the availability of insurance coverage and reimbursement from government and other third-party payors.

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

Pharmaceutical therapies for dry eye disease include on label prescription drugs, including Restasis®, Xiidra®, CequaTM and Tyrvaya™ which are the only prescription pharmaceutical products other than EYSUVIS that are approved in the United States for use in patients with dry eye disease; off label prescription drugs, including topical steroid drops and/or other similar products, which are sometimes prescribed for treatment of dry eye disease; and various drugs that are produced by compounding pharmacies. Generic versions of Restasis have been available in the United States since February 2022. Restasis and Cequa are both topical cyclosporine formulations that are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with dry eye disease. Xiidra is a topical anti-inflammatory therapy approved for treatment of the signs and symptoms of dry eye disease. Tyrvaya (varenicline solution) nasal spray is a cholinergic agonist that was approved by the FDA in October 2021 to increase tear production and treat the signs and symptoms of dry eye disease.

EYSUVIS is indicated for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, which includes dry eye flares. Any product that is developed for the treatment of the signs and/or symptoms of dry eye disease could directly compete with EYSUVIS. There are several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. These product candidates are being developed by pharmaceutical, biotechnology, specialty pharmaceutical and generic drug companies of various sizes, such as Aldeyra Therapeutics’ reproxalap ophthalmic solution, Novaliq’s CyclAsol and NOV03, which has been licensed to Bausch Health Companies Inc. and others.

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

Competition in PCED

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

There is one approved prescription pharmaceutical product in the PCED space. Oxervate (cenegermin-bkbj), which was approved in August 2018 for the treatment of NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to be the primary underlying etiology of approximately one-third of all PCED cases. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes.

To our knowledge, there is currently only one product candidate in active clinical development for the treatment of a broad PCED population. ST266, an eye drop, is currently being studied in a Phase 2b clinical trial in patients with PCED and is being developed by Noveome Biotherapeutics Inc. ST266 is a secretome produced from amnion-derived epithelial cells from donated full-term placentas.

A number of companies are pursuing development of product candidates for the treatment of NK.

Competition in Retinal Disease

Several therapies have been developed to block the effects of VEGF by binding to and sequestering the protein. These include Regeneron Pharmaceuticals, Inc.’s Eylea, Genentech, Inc.’s Lucentis and Avastin, and Novartis’ Beovu.

Avastin is approved as an anticancer agent, but is widely used off-label in ophthalmic diseases. All of these therapies are administered by intravitreal injections and must be regularly dosed for optimal efficacy.

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

There are several wet-AMD product candidates in clinical development, including those being developed by F. Hoffmann-La Roche AG, Kodiak Sciences, Clearside Biomedical, Eyepoint Pharmaceuticals, and Ocular Therapeutix. There are also a number of preclinical research programs being conducted by third parties to develop treatments for retinal diseases. We expect that product candidates currently in clinical development, or that could enter clinical development in the near future, may represent significant competition if approved. These product candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies.

Competition in Ocular Surface Disease

Ocular surface conditions, which include dry eye disease, are currently treated with a variety of therapies, including branded and generic corticosteroids and non-steroidal anti-inflammatory drugs. Corticosteroids are frequently used for the treatment of anterior segment conditions, including dry eye disease and for the treatment of post-surgical inflammation. Corticosteroids are also frequently used for the treatment of wet-AMD and diabetic eye disease as second line to the anti-VEGF therapies. We are developing our SEGRM program to be an alternative to corticosteroids for the treatment of a variety of inflammatory diseases.

Sales and Marketing

In January 2019, we began commercializing INVELTYS in the United States with our own focused, specialty sales force. During late 2020 and in 2021, we expanded our sales force, which now includes approximately 100 field-based commercial sales personnel. Our sales force promotes EYSUVIS and INVELTYS.

We have not yet established our own commercial organization or distribution capabilities specific to KPI-012. We believe that we will be able to commercialize KPI-012, if approved, for the treatment of PCED with a small, targeted, internal sales force in the United States and potentially other major markets.

We expect to explore commercialization of EYSUVIS and potentially other product candidates, including KPI-012, if approved, in certain markets outside the United States utilizing a variety of collaboration, co-promotion distribution and other marketing arrangements with one or more third parties.

Manufacturing and Supply

We do not own or operate manufacturing facilities for the production of commercial quantities or preclinical or clinical supply of EYSUVIS, INVELTYS or any product candidates, including KPI-012. We utilize our substantial inhouse expertise and know-how to develop and scale up our manufacturing processes before these processes are transferred to third-party contract manufacturers, and to understand and establish controls of critical process parameters. We also have personnel with deep product development experience who actively manage the third-party contract manufacturers producing EYSUVIS, INVELTYS and KPI-012 and plan to use such personnel to manage third-party contract manufacturers for any products that we may develop in the future.

EYSUVIS and INVELTYS Manufacturing

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

Woodstock Commercial Supply Agreement. In June 2016, we entered into a Commercial Supply Agreement, or the Woodstock Agreement, which we amended in February 2018, March 2020 and December 2020, with Woodstock Sterile Solutions, Inc. (formerly known as Catalent Pharma Solutions, LLC), or Woodstock, pursuant to which Woodstock has agreed to manufacture and supply to us, and we have agreed to purchase from Woodstock, a combined minimum amount of EYSUVIS and INVELTYS for commercial use. The Woodstock Agreement had an initial term of eight years from August 22, 2018, which is the date INVELTYS was approved for commercial sale in the United States. Pursuant to the March 2020 amendment, the initial term was extended through June 30, 2030. The Woodstock Agreement is subject to three-year automatic renewal periods after the initial term, absent termination by either party in accordance with the terms of the Woodstock Agreement. The Woodstock Agreement provides for pricing structured on a tiered basis, with the price reduced as the volume of products ordered increases. Prior to the March 2020 amendment, we had annual minimum purchase requirements for each of EYSUVIS and INVELTYS. However, pursuant to the March 2020 amendment, the annual minimum purchase requirements are now determined on an aggregate basis for the two products. We may cancel any purchase order under the Woodstock Agreement, subject to our minimum purchase obligations. Each party has the right to terminate the Woodstock Agreement for customary reasons such as material breach and bankruptcy. The Woodstock Agreement contains provisions relating to compliance by Woodstock with cGMP, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

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

Chemo Iberica Manufacturing and Supply Agreement. In January 2017, we entered into a Manufacturing and Supply Agreement, or the Chemo Agreement, with Chemo Iberica SA, or Chemo, pursuant to which Chemo has agreed to manufacture and supply to us, and we have agreed to purchase from Chemo, bulk supply of LE, with pricing structured on a per-kilogram basis. Under the Chemo Agreement, we will provide a forecast of orders for the quantities of LE we believe we will require, and we commit to purchasing 75% of the forecasted quantities. We can alter portions of a forecast at any time, except that, without Chemo’s consent, we cannot alter a portion of the forecast less than ninety days before the period to which such portion pertains. Unless earlier terminated pursuant to its terms, the Chemo Agreement has an initial term of seven years, after which it renews in two year increments unless either party gives notice of nonrenewal at least one year in advance. Each party has the right to terminate the Chemo Agreement for customary reasons such as material breach and bankruptcy. The Chemo Agreement contains provisions relating to compliance by Chemo with cGMP, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

KPI-012 Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for KPI-012. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished drug product for KPI-012 for preclinical and clinical testing, as well as for commercial manufacture of KPI-012 if it receives marketing approval. We also rely, and expect to continue to rely, on third parties for packaging, labeling, sterilization, storage, distribution and other production logistics. We have only limited agreements in place with respect to the manufacturing of KPI-012, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished drug product for KPI-012 on a purchase order basis and do not have long term committed supply arrangements with respect to KPI-012.

Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. KPI-012 is a bone-marrow derived mesenchymal stem cell secretome therapeutic composed of biologically active components, including protease inhibitors and growth factors, and is produced from a proprietary cell bank. The manufacturing process for KPI-012 is comprised of three stages: (1) cultivation of mesenchymal stem cells from a working cell bank and production of unprocessed conditioned media (cell-free secretome), (2) production of drug substance as a chemically defined solution and (3) formulation and filling of drug product. While the drug product for Combangio’s early research and Phase 1b clinical trials was cultivated using a planar culture model, we plan to implement a bioreactor cultivation model for our planned clinical trials and for commercial supply of KPI-012. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance.

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

As of March 1, 2022, we owned 47 U.S. issued patents and 18 U.S. patent applications, as well as 90 foreign issued patents and 91 foreign patent applications (including Patent Cooperation Treaty, or PCT, applications). We exclusively licensed a total of 38 U.S. issued patents and 14 U.S. patent applications, as well as 54 foreign issued patents and 26 foreign patent applications including original filings, continuations and divisional applications. Our patent portfolio includes the following patents and patent applications that we own or exclusively license:

●	18 U.S. patents and three U.S. patent applications, relating to our MPP technology, which we refer to as our AMPPLIFY technology, including those related to EYSUVIS and INVELTYS, in-licensed from The Johns Hopkins University, or JHU, six related foreign patents jointly owned by us and JHU, four related foreign patent applications jointly owned by us and JHU, 20 related foreign patents owned by us and 27 related foreign patent applications owned by us, which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2033;
●	one U.S. patent and one U.S. patent application relating to our AMPPLIFY technology, and nine related foreign patents and five related foreign patent applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2033;
●	three U.S. patents and two U.S. patent applications relating to pharmaceutical compositions including KPI-012 for treating ocular conditions, and 13 related foreign patent applications including a pending PCT application, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2040;
●	One U.S. patent application, related to secreted stem cell factors for tissue repairment and regeneration, and two related foreign patent applications, which are exclusively in-licensed from Stanford University, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2038;

●	39 U.S. patents and 10 U.S. patent applications, relating to TKI compounds, including KPI-287, and their uses, and 45 related foreign patents, and 41 foreign related patent applications, including pending PCT applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, which are expected to expire beginning in 2034 through 2038;
●	three U.S. patents relating to antibiotic compounds and their uses, and five related foreign patents and one related foreign patent application, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2034;
●	10 U.S. patents and five U.S. patent applications, relating to methods for treating an eye disease or disorder by injecting or instilling a drug delivery system, and 18 related foreign patents, and 22 related foreign patent applications, which are exclusively sub-licensed from GrayBug Vision, Inc., and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2031 through 2035; and
●	10 U.S. patents and five U.S. patent applications, related to our AMPPLIFY technology, and 34 related foreign patents and four related foreign patent applications, which are exclusively in-licensed from JHU, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2025 through 2036.

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

In connection with the JHU license agreement and the JHU settlement agreement described below, we are obligated to make certain future payments to JHU. We paid JHU $112,500 in minimum annual royalty and running fees in the aggregate in 2021. We are obligated to pay JHU annual minimum royalties that will not exceed approximately $112,500 per year in the future. In addition, we must pay JHU a tiered royalty rate in the low single digits on annual net sales by us or our affiliates of products or services covered by a valid issued claim, or certain pending claims, of a licensed JHU patent right in the country of sale, from which we may, under specified circumstances, offset portions of amounts we must pay as royalties on other patent rights in order to commercialize a licensed product or licensed service up to a maximum reduction of a mid double digit percentage. We must also pay a percentage, in the high single digits, of certain consideration we or our affiliates receive from sublicensing rights under the licensed JHU intellectual property, subject to specified offsets and deductions. We may offset against each minimum annual payment the royalties and sublicense income that we pay to JHU in the preceding twelve-month period. We are obligated to pay JHU milestone fees not to exceed $750,000 in connection with the commercial sales of EYSUVIS in the U.S., and certain ex-US countries in the aggregate, if certain development and commercial events are achieved. We also are obligated to pay to JHU certain remaining milestone payments for the development of a third and fourth product under the JHU license agreement, which will not exceed approximately $1.7 million in the aggregate, if certain development and commercial events are achieved. The JHU patent rights sublicensed to us by GrayBug under the JHU settlement agreement described below are considered in the same way as the JHU patent rights directly licensed to us by JHU for purposes of determining these payments.

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

In turn, pursuant to the JHU settlement agreement we granted GrayBug, under specified patent rights that are exclusively licensed to us by JHU in all fields, an exclusive, worldwide royalty-free sublicense in the field of use of a particle with specified characteristics for delivery of a biologically active material to the eye via injection, excluding any particle comprising or consisting of LE, which we refer to as the GrayBug sublicense field.

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

Stanford University

As part of our acquisition of Combangio, we acquired Combangio’s exclusively in-licensed patent portfolio from Stanford University. In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University, or Stanford, which was amended in February 2020. Pursuant to the license agreement with Stanford, or the Stanford Agreement, we hold a worldwide, exclusive, sublicensable license under certain patent rights, or licensed patents, directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products that are covered by the licensed patents, or licensed products, for use in all fields.

Financial Terms

In consideration for that license, Combangio paid Stanford an upfront fee of $15,000. Under the Stanford Agreement, we are obligated to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1.075 million for the achievement of specified development and regulatory milestones, and an aggregate of up to $1.1 million for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties from us in a low single digit percentage range of our, our affiliates’ and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country and licensed product-by-licensed product basis, until the last-to-expire valid claim of a licensed patent covering such licensed product in the country of manufacture and sale. Additionally, we are obligated to pay Stanford a low double-digit percentage of certain consideration we receive as a result of granting sublicenses to the licensed patents and, in connection with our acquisition of Combangio, Stanford became eligible to receive a one-time change of control fee of $100,000. Stanford retains the right, on behalf of itself, Stanford Health Care, Lucile Packard Children’s Hospital at Stanford, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose. In addition, the United States government retains nonexclusive rights under the licensed patents to practice or have practiced the licensed patents by or on behalf of the United States government or on behalf of any foreign government or international organization pursuant to treaty or agreement.

Diligence Obligations

Under the Stanford Agreement, we are obligated to diligently develop, manufacture and sell licensed product, diligently develop markets for licensed product, and use commercially reasonable efforts to achieve certain funding and development milestones by specified dates.

Term and Termination

Unless earlier terminated, our exclusive license under the Stanford Agreement will continue until the expiration of the licensed patents. We may terminate the Stanford Agreement at any time for any reason by providing at least 30 days’ written notice to Stanford. Stanford may terminate the agreement if we breach certain provisions of the agreement and fail to remedy such breach within 60 days after written notice of such breach by Stanford.

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

U.S. Government Regulation of Drugs and Biological Products

In the United States, the FDA approves and regulates human drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA. Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or the PHSA, and regulated under the FDCA. The failure of an applicant to comply with applicable U.S. requirements may result in FDA delays or refusal to approve pending NDAs or BLAs, and may subject an applicant to administrative or judicial sanctions, such as issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or civil or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities. The FDA must approve our product candidates for therapeutic indications before they may be marketed in the United States. For drug products, the FDA must approve an NDA. For biologic products, the FDA must approve a BLA. An applicant seeking approval to market and distribute a new drug or biologic in the United States must satisfactorily complete each of the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLP, regulations or other applicable regulations;
●	design of a clinical protocol and submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated when certain changes are made;
●	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	preparation and submission to the FDA of an NDA or BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
●	review of the NDA or BLA by an FDA advisory committee, where applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug or biologic is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA or BLA; and

●	FDA review and approval of the NDA or BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

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

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Specifically, the PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to the Department of Health and Human Services, or HHS’s, long delay in issuing final implementing regulations, those regulations have now been issued and the FDA did issue its first Notice of Noncompliance to a manufacturer in April 2021.

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

There is no obligation for a sponsor to make its investigational products available for expanded access. Sponsors are required, however, to make their expanded access policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Human Clinical Trials in Support of an NDA or BLA

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

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug or biologic: such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve an NDA or BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of products approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

In response to the COVID-19 pandemic, FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. The FDA has indicated that it will continue to provide any necessary guidance to sponsors, clinical investigators, and research institutions as the public health emergency evolves.

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or completed at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA or BLA is submitted (Pre-NDA or Pre-BLA meeting). Meetings at other times may also be requested. There are three types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA/pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the FDA’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Manufacturing and Other Regulatory Requirements

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, and purity of the finished product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
●	Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
●	Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Acceptance and Review of NDAs and BLAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product and the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for fiscal year 2022 this application fee is approximately $3.1 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $369,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 calendar days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review”. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

The FDA also may require submission of a REMS, if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.

Decisions on NDAs and BLAs

The FDA reviews an applicant to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs and biologics within 30 days of approval of such products. To date, CRLs are not publicly available documents.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a product’s safety or effectiveness are prohibited before the product is approved. After approval, a product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic.

In the United States, health care professionals are generally permitted to prescribe products for such uses not described in the labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Generic Drugs and Regulatory Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs and it also enacted Section 505(b)(2). To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.

Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA; however, an applicant submitting a traditional NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval of a new product, each of the patents listed in the application for the product is then published in the Orange Book. The FDA’s regulations governing patient listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book. Specifically, the ANDA applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

If the generic drug or follow-on drug applicant does not challenge the innovator’s listed patents, FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new generic product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent and a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.

Regulatory Exclusivity Governing Biologics

When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application for a product that is “biosimilar to” a previously approved biological product, which the statute refers to as a “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity and potency. The biosimilar applicant may demonstrate that its product is biosimilar to the reference product on the basis of data from analytical studies, animal studies and one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find not only that the product is biosimilar to the reference product but also that it can be expected to produce the same clinical results as the reference product such that the two products may be switched without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. Following approval of the interchangeable biosimilar product, the FDA may not grant interchangeability status for any second biosimilar until one year after the first commercial marketing of the first interchangeable biosimilar product.

A reference biological product is granted 12 years of exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. Even if a product is considered to be a reference product eligible for exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity. For drug products, the six month exclusivity may be attached to the term of any existing patent or regulatory exclusivity, including the orphan exclusivity and regulatory exclusivities available under the Hatch-Waxman provisions of the FDCA. For biologic products, the six month period may be attached to any existing regulatory exclusivities but not to any patent terms. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the applicant agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patents that cover the product are extended by six months. Although this is not a patent term extension, it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Drug Designation and Exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the product for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and potentially market exclusivity for seven years following the date of the product’s approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests. The product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first approved product. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same disease or condition for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of market exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the disease or condition for which the product has been designated. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation passed in December 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Patent Term Restoration and Extension

In the United States, a patent claiming a new product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND involving human beings is begun and the submission date of the NDA or BLA, plus the time between the submission date of the application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Companion Diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs and biologics, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling.

Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the therapeutic product and in vitro companion diagnostic device on issues related to co-development of the products.

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND application alone, or both an IND and IDE application.

In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. In its 2014 guidance, the FDA stated that if evidence is sufficient to conclude that the companion diagnostic is appropriate for use with a specific group of therapeutic products, the companion diagnostic’s intended use/indications for use should name the specific group of therapeutic products, rather than specific products. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)). Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require pre-notification marketing clearance or approval from the FDA prior to commercial distribution.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $374,858 and the small business fee is $93,714.

Healthcare Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;

●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
●	the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of drug and biologic products, limiting coverage and reimbursement for medical products and other changes to the healthcare system in the United States.

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select

Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care. In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS , to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (1) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (2) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (3) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws and other states will likely be considering similar laws in the near future.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Review and Approval of Medical Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union, or EU, generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

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

Marketing Authorization

Marketing authorization applications, or MAAs, can be filed either under the so-called centralized or national authorization procedures, albeit through the Mutual Recognition or Decentralized procedure for a product to be authorized in more than one EU member state.

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway, which are part of the EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

●	Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. The applicant may choose a member state as the reference member State to lead the scientific evaluation of the application.
●	Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State (which acts as the reference member state), in accordance with the national procedures of that country. Following this, further marketing authorizations can be progressively sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization produced by the reference member state.

Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Conditional Approval

In particular circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products), if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening disease; (2) the product candidate is intended to meet unmet medical needs of the patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Pediatric Exclusivity

If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.

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

Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Patent Term Extensions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Reimbursement and Pricing of Prescription Pharmaceuticals

In the EU, similar political, economic and regulatory developments to those in the United States may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the U.S. and the EU, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, pharmaceutical firms may be required to conduct a clinical trial that compares the cost-effectiveness of the product to other available therapies.

General Data Protection Regulation

Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data , including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches, and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

Human Capital

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled workforce. As of December 31, 2021, we had a total of 192 full time employees. We continually evaluate our business needs and opportunities and balance in-house expertise and capacity with outsourced expertise and capacity.

Recruiting, motivating and retaining qualified employees is critical to our success. We monitor our compensation programs and aim to provide our employees a competitive mix of cash compensation and medical insurance benefits, as well as the opportunity to participate in our equity programs. We believe that our philosophy of providing competitive compensation, along with opportunities for career growth and development, encourages a high level of corporate employee tenure and low level of voluntary turnover. A large majority of our non-field based employees have obtained advanced degrees in their professions. Our employees are supported with training and development opportunities to pursue their careers and to ensure compliance with our policies. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We value the health, safety and wellbeing of our employees and their families. In response to the COVID-19 pandemic, we have implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes allowing our corporate employees to work remotely.

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

Available Information

Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

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

On November 15, 2021, we completed our acquisition, or the Acquisition, of Combangio, Inc., or Combangio, a clinical-stage biotechnology company focused on developing regenerative biotherapeutics based on mesenchymal stem cell secretomes, pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated November 15, 2021. Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate Combangio and KPI-012 (previously known as CMB-012), a product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, into our business and business strategy and realize anticipated growth opportunities and synergies. We expect that the integration process will be complex, costly and time-consuming. As a result, we are devoting, and will be required to continue to devote, significant management attention and resources to integrating Combangio into our business and KPI-012 into our business strategy. The integration process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, our commercialization efforts for EYSUVIS and INVELTYS and could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of the Acquisition is expected to entail numerous additional material potential difficulties, risks and uncertainties, including, among others:

●	any delay in or failure in filing an investigational new drug, or IND, application for KPI-012 with the U.S. Food and Drug Administration, or FDA;
●	if filed, the FDA may not clear our IND submission for KPI-012 and may not permit us to commence clinical trials in the United States of KPI-012 on the timeline we expect or at all;
●	any clinical trials of KPI-012 that we commence in the future may fail to provide sufficient evidence that KPI-012 is both safe and effective for use;
●	any delay or failure in obtaining marketing approvals for KPI-012, or any delay or failure to commercialize KPI-012 in the United States or other jurisdictions thereafter;
●	increased scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, including with respect to product pricing and commercialization matters;
●	changes in laws or regulations that adversely impact the anticipated benefits of the Acquisition;
●	challenges related to the perception by patients, the medical community and third-party payors of KPI-012 for the treatment of persistent corneal epithelial defects, or PCED;
●	challenges related to the complex manufacturing process for KPI-012 and the reliance on manufacturing arrangements with third-party manufacturers;

●	difficulties in managing the expanded operations of a more complex company following the Acquisition;
●	the diversion of management attention to integration matters;
●	difficulties in achieving the anticipated business opportunities and growth prospects from the Acquisition;
●	the size of the treatable patient population for PCED may be smaller than we believe it is;
●	difficulties in assimilating Combangio employees in our business, in maintaining employee morale and in attracting and retaining key personnel; and
●	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the Acquisition.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially adversely impact our business, financial condition and results of operations.

Also, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Acquisition. Further, it is possible that undisclosed, contingent, or other liabilities, problems or obligations may arise in the future of which we were previously unaware. These disclosed and undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.

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

In connection with the Acquisition, on January 3, 2022 we issued an aggregate of 6,815,072 shares of our common stock to the former Combangio equityholders. Such shares, together with 973,565 shares of our common stock that are held back by us, or the Holdback Shares, and will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date, constituted approximately 11.9% of our common stock as of immediately prior to the closing of the Acquisition. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and, we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former Combangio equityholders pursuant to the Merger Agreement.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $142.6 million for the year ended December 31, 2021 and $104.3 million for the year ended

December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $542.4 million. In January 2019, we launched our first product, INVELTYS (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post-operative inflammation and pain following ocular surgery. On October 26, 2020, the FDA approved our second product, EYSUVIS (loteprednol etabonate ophthalmic suspension) 0.25% for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. We began shipping EYSUVIS to wholesalers in the United States in late December 2020 and commenced a full promotional launch in early January 2021. We have had limited revenues to date from product sales. We have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public offerings of common stock and sales under our at-the-market offering facility, or the ATM Offering, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As of result of the acquisition of Combangio, we expect to devote substantial financial resources to the research and development and potential commercialization of KPI-012. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses for at least the next several years, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase substantially in the future as we advance our preclinical development programs, including KPI-287, our Tyrosine Kinase Inhibitor product candidate, and our novel selective glucocorticoid receptor modulators, or SEGRM, program and conduct any necessary preclinical studies and clinical trials and other development activities for our product candidates. We continue to commercialize EYSUVIS and INVELTYS in the United States and expect that our selling, general and administrative expenses will increase substantially when we pursue the commercialization of KPI-012, if approved, and support commercialization of any other product candidate.

Our expenses will also increase if and as we:

●	submit an IND for, and continue the clinical development of, KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications, including initiating and conducting clinical trials;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for KPI-012 for PCED in the United States and other jurisdictions;
●	seek regulatory approval for KPI-012 for additional indications;
●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates for which we may submit for and obtain marketing approval;
●	seek regulatory approval for EYSUVIS and INVELTYS outside of the United States;
●	progress our current and any future preclinical development programs;
●	conduct clinical trials and other development activities and/or seek marketing approval for any other product candidates;
●	in license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;

●	integrate employees of Combangio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel, including to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of EYSUVIS and INVELTYS in late December 2020 and January 2019, respectively, there can be no assurance as to the amount or timing of any future revenue from these products, and we may not achieve profitability. Our lead product candidate, KPI-012, is in the early stages of clinical development and all of our other research and development programs are in preclinical development and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

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

EYSUVIS and INVELTYS are our only products that have been approved for sale, and they have only been approved in the United States. We plan to seek approval in other jurisdictions, but may not do so successfully, or at all. Further, the successful commercialization of EYSUVIS and INVELTYS in the United States is subject to many risks. As a company, we have limited experience commercializing products, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. Our revenue from sales of EYSUVIS and INVELTYS alone may not be sufficient for us to become profitable in the near future, if at all. Moreover, KPI-012 is in the early stages of clinical development and all of our other research and development programs are in preclinical development and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate for several years, if at all.

In addition, our commercialization efforts have previously been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to the COVID-19 pandemic. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market EYSUVIS and INVELTYS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic has impacted, and may continue to impact, the launch of EYSUVIS. We also do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012 or any other product candidates that we may develop. The extent of the impact of COVID-19 on our development and commercialization efforts will depend on the length and severity of this pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees, vendors and government agencies, which is uncertain and cannot be predicted.

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

Moreover, we plan to develop KPI-012 for the treatment of PCED and any other indications we determine to pursue. As a company, we have no prior experience developing biological product candidates. We may also encounter delays or difficulties in our efforts to, or fail to, successfully integrate the operations of Combangio into our business and KPI-012 into our business strategy. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had prior experience developing biological product candidates, integrating acquired businesses into our existing business or a longer operating and commercialization history.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize EYSUVIS and INVELTYS and integrate the operations of Combangio into our business. We also expect to incur significant additional expenses if and as we conduct further research and development activities, and initiate clinical trials of, and seek regulatory approval for, KPI-012 and any other product candidate that we identify and advance, including KPI-287, and from our SEGRM program.

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

Our future capital requirements will depend on many factors, including:

●	the progress, costs and results of integrating Combangio operations into our business and our planned clinical trials of KPI-012;
●	the costs and timing of process development and manufacturing scale-up activities associated with KPI-012 for PCED and any other indications we determine to pursue;
●	the costs, timing and outcome of regulatory review of KPI-012;
●	the timing and amount of future milestone payments under the Merger Agreement;
●	the costs and timing of commercialization activities for EYSUVIS, INVELTYS and, if approved, KPI-012, including establishing additional product sales, marketing, medical affairs, distribution and outsourced manufacturing capabilities;
●	our ability to successfully commercialize and sell EYSUVIS, INVELTYS and, if approved, KPI-012 in the United States and the amount of revenue received from commercial sales;
●	the progress, costs and results of any clinical activities for regulatory review of, and our success seeking approval and/or commercializing, EYSUVIS and INVELTYS outside of the United States;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the scope, progress, results and costs of research and development of any other product candidates that we may develop;
●	the extent to which we successfully advance and/or in-license or acquire rights to other products, product candidates or technologies; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $92.1 million as of December 31, 2021, along with anticipated revenue from EYSUVIS and INVELTYS, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

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

In connection with the Acquisition, on January 3, 2022 we issued an aggregate of 6,815,072 shares of our common stock to the former Combangio equityholders. Such shares, together with 973,565 Holdback Shares that will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date, constituted approximately 11.9% of our common stock as of immediately prior to the closing of the Acquisition. . In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former Combangio equityholders pursuant to the Merger Agreement. In addition, if we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or current or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of December 31, 2021, we had $80.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, bearing interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. The Loan Agreement provides for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made, or the Amortization Date. Beginning on the Amortization Date, we are required to repay the outstanding principal in monthly installments over a period of (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made or (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and interest is due in full on May 1, 2026, the date of maturity.

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

Because our debt under the Loan Agreement bears interest at floating interest rates, increases in interest rates could materially increase our interest expense. Further, our Loan Agreement uses LIBOR as a reference rate. The United Kingdom’s Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (1) immediately after December 31, 2021, in the case of the one week and two month LIBOR tenors; and (2) immediately after June 30, 2023, in the case of the remaining LIBOR tenors. The United States Federal Reserve has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate, or SOFR, a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Whether SOFR or any other alternative reference rates attains market acceptance as a LIBOR replacement tool remains is uncertain. As such, the future of LIBOR and the potential alternatives at this time is uncertain.

When LIBOR is no longer available or if lenders have increased costs due to the phase-out of LIBOR or changes in law, we may suffer from potential increases in interest rate costs on our floating debt rate. It is not possible to predict the effect these developments may have on our Loan Agreement. Further, we may need to renegotiate our Loan Agreement and the floating loans thereunder to replace the interest rate calculated by reference to LIBOR with an interest rate calculated by reference to a new standard that is established.

If our estimates or judgments relating to our critical accounting policies, or any of our projections, prove to be inaccurate or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, contingent consideration and acquired in-process research and development, stock-based compensation, accrued expenses and the recoverability of our net deferred tax assets and related valuation allowance. We base our estimates and judgments on historical experience, expected future experience and on various other assumptions that we believe to be reasonable under the circumstances. In addition, from time to time, we may rely on projections regarding our expected future performance that represent our management’s then-current estimates. However, any of these estimates, judgments or projections, or the assumptions underlying them, may change over time or may otherwise prove to be inaccurate. Our results of operations may be adversely affected if our estimates, assumptions or projections change or if actual circumstances differ from those in our estimates or assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Risks Related to the Commercialization of EYSUVIS, INVELTYS and our Product Candidates

The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, is believed to have impacted the commercialization of EYSUVIS and could impact the development of KPI-012 or any other product candidate we develop and may continue to adversely affect our business, results of operations and financial condition.

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

In particular, from time-to-time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. The COVID-19 pandemic has negatively impacted revenues from INVELTYS and we expect it to continue to do so until surgeries return to and remain at historical levels. In light of shelter-in-place orders and other mandated local travel and social interaction prohibitions, we previously suspended substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market EYSUVIS and INVELTYS. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic has impacted, and may continue to impact, the launch of EYSUVIS.

We and any of our contract manufacturing organizations and contract research organizations may face disruptions that may affect our ability to initiate and complete preclinical studies and clinical trials for our product candidates, including disruptions in procuring supplies that are essential for our research and development activities, manufacturing disruptions, disruptions in our ability to obtain necessary trial site approvals, as well as delays in or difficulties with enrollment and other delays at clinical trial sites. We may face impediments to regulatory meetings and clearance and approvals due to measures intended to limit in-person interactions. We do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012 or any other product candidates that we develop. We plan to submit an IND application to the FDA for KPI-012 and, subject to regulatory clearance, commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022. The COVID-19 pandemic may delay our planned IND submission and/or the initiation and conduct of our planned clinical trial.

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

EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we develop that receives marketing approval may fail to gain sufficient market acceptance by clinicians, patients, third-party payors and others in the medical community. While there are no drugs other than EYSUVIS currently approved in the United States for the short-term treatment of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over-the-counter artificial tears, Restasis®, Xiidra®, CequaTM, TyrvayaTM, off-label use of branded or generic corticosteroids and various drugs that are produced by compounding pharmacies. Generic versions of Restasis have been available in the United States since February 2022. Our current expectations regarding market potential for EYSUVIS are based, in part, on market research data we have commissioned, which indicated that interest in prescribing EYSUVIS is high among surveyed eye care professionals, or ECPs. However, it is possible that ECPs may continue to rely on other existing treatments rather than EYSUVIS. In addition, generic versions of any products that compete with any of our products or product candidates would likely be offered at a substantially lower price than we offer our products and expect to offer for our product candidates, if approved. As a result, clinicians, patients and third-party payors may choose to rely on such products rather than our products or product candidates.

Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on current market research data. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that are available to patients. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice a day or less frequent dosing.

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

Our assessment of the potential market opportunity for EYSUVIS, INVELTYS, KPI-012 and our other product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of dry eye disease and PCED in particular is difficult to precisely estimate. The results from our physician and patient surveys may be less reflective of the dry eye disease population as a whole than a survey conducted with a larger sample size. Our estimates of the potential market opportunities for our product candidates, such as KPI-012, include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for EYSUVIS, INVELTYS, KPI-012 or any of our other product candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability. The uncertainty with respect to the future progression of the COVID-19 pandemic and its long-term effects may adversely impact the accuracy of such estimates and our potential market opportunity for EYSUVIS, INVELTYS, KPI-012 and any other product candidates we develop.

If EYSUVIS, INVELTYS, KPI-012 or any other product candidate for which we obtain marketing approval do not achieve adequate levels of acceptance by physicians and patients, formulary coverage, pricing or reimbursement, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of EYSUVIS, INVELTYS, KPI-012 or any other product candidate for which we obtain marketing approval, will depend on a number of factors, including:

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

In 2019, we completed the initial buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS. During late 2020 and 2021, we expanded our commercial organization, which now includes approximately 100 field-based commercial sales personnel. Our sales representatives promote both EYSUVIS and INVELTYS.

There are risks involved with establishing, maintaining and expanding, if and when necessary, our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming, may divert our management and business development resources and could delay any future product launch. Maintaining our sales force requires us to continue to implement and improve our managerial, operational and financial systems, which we may not do effectively. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Further, we may overestimate or underestimate the size of the sales force required for a successful product launch, including with respect to the ongoing launch of EYSUVIS. In addition, we have not yet established our own commercial organization or distribution capabilities specific to KPI-012. While we believe that we will be able to commercialize KPI-012, if approved, for the treatment of PCED with a small, targeted, internal sales force in the United States and potentially other major markets, our assumptions may prove inaccurate. In the future, we may need to expand our sales force and at a higher cost than previously anticipated. If the commercial launch of KPI-012, if approved, any other product candidate for which we establish additional commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

While we cannot be certain when, if ever, we will seek and/or receive marketing approval to commercialize any of our product candidates outside the United States, we may seek marketing approval and explore commercialization of EYSUVIS and KPI-012 in certain markets outside the United States utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties. Our product revenues and our profitability, if any, under any such third-party collaboration, distribution or other marketing arrangements are likely to be lower than if we were to market, sell and distribute EYSUVIS and KPI-012 ourselves. We may also consider seeking marketing approval outside the United States for other product candidates in the future. If we decide to seek regulatory approval for any of our product candidates outside the United States, we may need to seek additional patent approvals, seek licenses to patents held by third parties and/or face claims of infringing third-party patent rights.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to EYSUVIS, INVELTYS, KPI-012 and any other product candidate that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Pharmaceutical therapies for dry eye disease include on label prescription drugs, including Restasis, Xiidra, Tyrvaya and Cequa, which are the only prescription pharmaceutical products other than EYSUVIS that are approved in the United States for use in patients with dry eye disease; and off label prescription drugs, including topical steroid drops and/or other similar products, which are sometimes prescribed for treatment of dry eye disease. Generic versions of Restasis have been available in the United States since February 2022. Restasis and Cequa are both topical cyclosporine formulations that are approved for increasing tear production in patients whose tear production is presumed to be suppressed due to ocular keratoconjunctivitis sicca. Xiidra is a topical anti-inflammatory therapy approved for treatment of the signs and symptoms of dry eye disease.

EYSUVIS is indicated for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, which includes dry eye flares. Any product that is developed for the treatment of the signs and/or symptoms of dry eye disease could directly compete with EYSUVIS, including Tyrvaya, which was commercially launched in November 2021. There are also several product candidates in preclinical and clinical development in the United States for the treatment of dry eye disease. If any of these product candidates is approved and such product candidate either treats the signs and/or symptoms of dry eye disease or reduces the frequency of flares in dry eye patients, it could reduce the overall market opportunity for EYSUVIS. These product candidates are being developed by pharmaceutical, biotechnology, specialty pharmaceutical and generic drug companies of various sizes, such as Aldeyra Therapeutics’ reproxalap ophthalmic solution, Novaliq’s CyclAsol and NOV03, which have been licensed to Bausch Health Companies Inc., and others.

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

If approved, we expect KPI-012 to compete with Oxervate, which is the only approved prescription pharmaceutical product in the PCED space. Oxervate (cenegermin-bkbj), was approved in August 2018 for the treatment of neurotrophic keratitis, or NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to represent approximately one-third of all PCED cases. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes. In addition, to our knowledge, there is currently only one product candidate in active clinical development for the treatment of a broad PCED population. ST266, an eye drop, is currently being studied in a Phase 2b clinical trial in patients with PCED and is being developed by Noveome Biotherapeutics Inc. ST266 is a secretome produced from amnion-derived epithelial cells from donated full-term placentas. A number of companies are pursuing development of product candidates for the treatment of NK.

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

Risks Related to Product Development

If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to commercialize our products and product candidates, our business will be materially harmed.

As a result of the acquisition of Combangio, we expect to devote a significant portion of our research and development resources and business efforts to the development of KPI-012, a clinical-stage product candidate for the treatment of PCED and any other indications we determine to pursue.

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KPI-012 or any other product candidate, which would materially harm our business. In addition, KPI-012 is still in the early stages of clinical development, and all of our other development efforts are in the early stages of preclinical development, including KPI-287 and our SEGRMs program. We may never generate the necessary data or results required to obtain regulatory approval of KPI-012 or any other product candidate we develop. Therefore, our ability to generate product revenue will depend heavily on the successful commercialization of EYSUVIS and INVELTYS, as the development and eventual commercialization of KPI-012 or any other product candidate may never occur.

If clinical trials of KPI-012 or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the results of Combangio’s Phase 1b clinical trials of KPI-012 in 12 patients with PCED may not be indicative of future results in later stage clinical trials, including in our planned Phase 2/3 clinical trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Furthermore, the failure of any product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates.

In January 2018, we announced that we had completed two Phase 3 clinical trials evaluating EYSUVIS, STRIDE 1 and STRIDE 2, evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease. In STRIDE 1, statistical significance was achieved for both primary endpoints. However, in STRIDE 2 we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity. In August 2019, we announced that we received a complete response letter from the FDA indicating that positive efficacy data from an additional clinical trial will be needed to support a resubmission of our new drug application, or NDA. On March 9, 2020, we announced that our Phase 3 clinical trial of EYSUVIS, which we refer to as STRIDE 3, met both of its primary symptom endpoints and its key secondary sign endpoint, and on April 30, 2020, we resubmitted our NDA with the positive data from STRIDE 3. On October 26, 2020, we received approval from the FDA to market EYSUVIS in the United States. Our Phase 3 clinical trials of EYSUVIS may not be sufficient to support an application for marketing approval outside the United States. Further, if regulatory authorities outside the United States do not accept the data from any trial we conduct in the United States, in particular if the European Union does not allow us to utilize the results from our Phase 3 clinical trials of EYSUVIS pursuant to the Article 10(3) submission pathway or otherwise, we will likely need to conduct additional trials to obtain marketing approval in such jurisdiction, which would be costly and time-

consuming and could delay or permanently halt our ability to commercialize the applicable product candidates in the applicable jurisdictions.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors, such as those developing treatments for PCED, to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

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

If EYSUVIS, INVELTYS, KPI-012 or any other product candidate we develop are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if our products or product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The most common adverse effects to date in trials evaluating the safety and efficacy of EYSUVIS and INVELTYS have been eye pain, instillation site pain, blurred vision and photophobia, which is discomfort or pain due to exposure to light. There have been no serious adverse events related to the administration of EYSUVIS and INVELTYS reported in any of our clinical trials and serious adverse events reported to date following approval and commercialization have been very rare. Increases in intraocular pressure, or IOP, and cataract formation are additional adverse effects associated with the use of corticosteroids in general. We have no clinical safety data on or patient exposure to either EYSUVIS or INVELTYS for longer than 28 days. Our understanding of the relationship between our products and these adverse effects may change as we gather more information, and additional unexpected adverse effects may occur. In addition, while KPI-012 was generally well-tolerated in Combangio’s Phase 1b clinical trials, it was only administered in 12 subjects. Compounds that initially show promise in clinical or earlier stage testing for treating ophthalmic disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of our products or our product candidates (including use of EYSUVIS or INVELTYS more frequently than is prescribed) by patients could cause increases in IOP and may result in additional unexpected side effects or adverse events. There can be no assurance that our products or our product candidates will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of our products or product candidates, if approved, at the rate we currently expect.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We may never realize the anticipated benefits of the acquisition of Combangio and by investing our limited resources in the Acquisition and the development of KPI-012, we may be required to forego or delay other opportunities. In addition, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

KPI-012 has only been evaluated in a clinical trial outside of the United States. We may in the future conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

Combangio has in the past chosen, and we may in the future choose, to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. In 2020 and 2021, Combangio conducted Phase 1b clinical trials of KPI-012 for PCED in 12 patients in Mexico. KPI-012 has only been evaluated in clinical trials outside of the United States. Based on the results of the Phase 1b clinical trials conducted in Mexico, we plan to submit an IND application to the FDA for KPI-012 and, subject to regulatory clearance, commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022. However, if the FDA does not accept the data from Combangio’s Phase 1b clinical trials of KPI-012 or any trial that we conduct in the future outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of EYSUVIS, INVELTYS and KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

While we have long-term commercial supply agreements for EYSUVIS and INVELTYS with third-party manufacturers, if these suppliers do not perform as we expect, we may be required to replace one or more of them. These manufacturers, and suppliers to these manufacturers, may also be affected by natural disasters, such as floods or fire, epidemics or pandemics, such as COVID-19, or such manufacturers could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility, requiring us to seek replacement suppliers. Although we believe that there are a number of potential long-term replacements to our suppliers, we may incur added costs and delays in identifying and qualifying any such replacements, including as a result of additional required FDA approvals. Replacements may not be readily available on acceptable terms, or at all. In addition, we do not own or operate, and currently have no plans to establish, any manufacturing facilities for KPI-012. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished drug product for KPI-012 for preclinical and clinical testing, as well as for commercial manufacture of KPI-012 if it receives marketing approval. We also rely, and expect to continue to rely, on third parties for packaging, labeling, sterilization, storage, distribution and other production logistics. We have only limited supply agreements in place with respect to KPI-012, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished drug product for KPI-012 on a purchase order basis and do not have long term committed supply arrangements with respect to KPI-012. We may be unable to maintain our current arrangements for KPI-012 or conclude agreements for commercial supply of KPI-012 on acceptable terms or at all.

We are subject to additional risks related to our reliance on third-party manufacturers for the manufacture of the drug substance and drug product of KPI-012, a biological product candidate. Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. KPI-012 is a bone-marrow derived mesenchymal stem cell secretome therapeutic composed of biologically active components, including protease inhibitors and growth factors, and is produced from a proprietary cell bank. The manufacturing process for KPI-012 is comprised of three stages: (1) cultivation of mesenchymal stem cells from a working cell bank and production of unprocessed conditioned media (cell-free secretome), (2) production of drug substance as a chemically defined solution and (3) formulation and filling of drug product. While the drug product for Combangio’s early research and Phase 1b clinical trials was cultivated using a planar culture model, we plan to implement a bioreactor cultivation model for our planned clinical trials and for commercial supply of KPI-012. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. In addition, KPI-012 drug product is manufactured from a vial of a working cell bank, which in turn was produced from a vial of master cell bank. KPI-012 master cell bank and working cell bank is stored in two separate locations. It is possible that we could lose the cell bank in both locations and have our manufacturing severely impacted by the need to replace the cell bank.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate we develop and for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States to enhance our own sales, marketing and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of our product candidates. For example, we may consider potential collaborative partnership opportunities prior to initiating IND-enabling studies on KPI-287 or any other product candidates we develop, including our SEGRMs. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products and product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology, products and product candidates, including those acquired in connection with our recent acquisition of Combangio. We have sought to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our novel technologies, products and product candidates.

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

In addition, the COVID-19 pandemic has led to disruptions at the FDA and has prolonged the time necessary for certain new drugs to be reviewed and/or approved. The FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis, but certain FDA activities remain constrained by the COVID-19 pandemic. There can be no assurance that the FDA timely reviews applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

The FDA may also impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of risk evaluation and mitigation strategies. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and/or enforcement actions by the FDA, Department of Justice and state Attorneys General alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

Non-compliance with European Union requirements or laws of other countries regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with the European Union’s or other countries’ requirements regarding the protection of personal information can lead to significant penalties and sanctions. Further, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.

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

Accordingly, we continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control for our approved products. We may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the European Medicines Agency, or EMA, in the European Union. KPI-012 has received orphan drug designation from the FDA for the treatment of PCED.

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

Healthcare providers, clinicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription and use of EYSUVIS and INVELTYS, and will play a primary role in the recommendation and prescription and use of any product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute EYSUVIS and INVELTYS and any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or transfers of value made to physicians, other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers, state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to clinicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Existing and future legislation may increase the difficulty and cost for us to obtain reimbursement for our products and product candidates.

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

In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2021, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments, will stay in effect through 2031. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was enacted on March 27, 2020, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Pursuant to subsequent legislation, the reductions were suspended through the end of March 2022 and reduced to 1% from April 2022 through June 2022. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for EYSUVIS, INVELTYS and for any of our product candidates for which we may obtain regulatory approval or the frequency with which EYSUVIS, INVELTYS or any product candidate is prescribed or used.

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

Since enactment of the ACA, there have been and continue to be numerous legal challenges and Congressional actions to repeal and replace provisions of the law and litigation and legislation over the ACA is likely to continue with unpredictable and uncertain results. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. The Trump Administration also took executive actions to undermine or delay implementation of the ACA, but those were rescinded by the Biden Administration. President Biden issued an executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this executive order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the Biden Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. For example, on July 9, 2021,

President Biden signed an executive order, which focuses on, among other things, the price of pharmaceuticals. The executive order directs the Department of Health and Human Services, or HHS, to create a plan to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (1) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (2) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (3) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

In addition to retroactive rebates and the potential for 340B Program refunds, if a pharmaceutical firm is found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to the CMS, it may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate the Medicaid drug rebate agreement, pursuant to which companies participate in the Medicaid program. In the event that CMS terminates a rebate agreement, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for covered outpatient drugs.

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and U.K. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2021, we had federal net operating loss, or NOL, carryforwards of $364.4 million, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2021, we also had state NOL carryforwards of $352.9 million, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2030, and federal and state research and development credit carryforwards of approximately $3.6 million, which begin to expire in 2040 (federal) and 2035 (state). These NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

In general, under Sections 382 and 383 of the Code, the amount of benefits from our NOL and research and development tax credit carryforwards, respectively, may be impaired or limited if we incur an “ownership change,” generally defined as a greater than 50% change (by value) in our equity ownership by certain stockholders, over a three-year period. We previously completed an analysis and determined that an ownership change has materially limited our net operating loss carryforwards and research and development tax credits available to offset future tax liabilities, which limitation is reflected in the numbers presented above. We may be further limited by any changes that may have occurred or may occur subsequent to December 31, 2021. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and increased liabilities could adversely affect our business, results of operations, financial position and cash flows. If our ability to use our historical NOL and research and development tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Mark Iwicki, our Chief Executive Officer, Todd Bazemore, our President and Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Head of Research and Development and Chief Medical Officer, Darius Kharabi, our Chief Business Officer, and Eric Trachtenberg, our General Counsel, Chief Compliance Officer and Corporate Secretary, as well as the other principal members of our management, scientific, clinical and commercial teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we are highly dependent on the employees who joined us in connection with the Acquisition and their expertise developing biologics.

Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We have expanded our development, regulatory, commercial and manufacturing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing and distribution. To manage growth, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. In addition, the change in our business in connection with the Acquisition, including the addition of a biological product candidate and employees who joined us in connection with the Acquisition, has imposed added responsibilities on members of our management, including the need to recruit, hire, retain, motivate and integrate additional employees and business operations, including employees with experience developing biologics should KPI-012 advance through the various stages of development.

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

We terminated our lease for office and laboratory space at our former corporate headquarters in Watertown, Massachusetts, effective January 11, 2022. While we have retained a nominal amount of office space on a short-term basis to conduct in-person meetings from time-to-time in Arlington, Massachusetts and acquired a sublease for a nominal amount of office and laboratory space in Menlo Park, California in connection with our acquisition of Combangio, the vast majority of our employees no longer have individual offices or access to dedicated laboratory space. We plan to outsource all laboratory activities, other than certain activities related to KPI-012, until such time, if ever, that we maintain our own dedicated laboratory space. As a result, our management team and the vast majority of our employees will work remotely and without dedicated office space, until such time as we determine to obtain a new operating lease. By migrating to a remote workforce, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities, which may be less secure. The risk of cyber incidents or other privacy or data security incidents may be heightened as a result of our remote work environment. Remote working arrangements could also impact employee productivity and morale, impede employee training, strain our technology resources and introduce operational risks, all of which could negatively impact our business. Furthermore, our transition to a largely remote workplace will increase our reliance on third parties to conduct a significant portion of our research and development activities. We have limited ability to control the amount or timing of resources that any such third party will devote to our research and development activities, and such third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with such third parties, and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs.

Risks Related to Our Common Stock

Our executive officers and directors and their affiliates, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 28, 2022, our executive officers and directors and their affiliates in the aggregate, owned shares representing approximately 15.99% of our capital stock, based on the most recent institutional stockholder ownership filings with the SEC. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

●	our ability to achieve the anticipated benefits of the Acquisition and to successfully implement our proposed business strategy;
●	our success in commercializing EYSUVIS, INVELTYS and other product candidates;
●	results of clinical trials of any of our product candidates;
●	results of clinical trials of product candidates of our competitors;
●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel;

●	the level of expenses related to the commercialization of EYSUVIS, INVELTYS and development of KPI-012 and any other product candidate we develop;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 28, 2022, we had outstanding 72,594,005 shares of common stock.

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

In connection with the Acquisition, on January 3, 2022 we issued an aggregate of 6,815,072 shares of our common stock to the former Combangio equityholders, and we held back 973,565 Holdback Shares that will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. While the shares of common stock issued to former Combangio equityholders will be restricted as a result of securities laws, following expiration of applicable holding periods, these shares will be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act.

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

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.

On March 2, 2022, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement. We were provided a period of 180 calendar days, or until August 29, 2022, to regain compliance with the Bid Price Requirement. On March 22, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that we had regained compliance with the Bid Price Requirement as we had a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days from March 8, 2022 through March 21, 2022.

Although the matter is now closed, there can be no assurance that we will be able to continue to comply with the Nasdaq continued listing requirements.

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

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed into law the 2017 Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely).

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020, COVID relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020, and the American Rescue Plan Act of 2021, or ARPA, was enacted on March 11, 2021. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the 2017 Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years.

Regulatory guidance under the 2017 Tax Act, the FFCR Act, the CARES Act, the CAA and the ARPA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic or otherwise. Any such legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act, the CARES Act , the CAA or the ARPA.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.       Properties

On February 28, 2018, we entered into a lease for our former corporate headquarters located in Watertown, Massachusetts, which consisted of 66,052 rentable square feet. We began to occupy this space on January 28, 2019, and the initial term of this lease was eight years with an option to extend for an additional term of five years. On November 12, 2021, we entered into a lease termination agreement with the landlord of this facility, which was amended on December 22, 2021. Pursuant to the lease termination agreement, we vacated the premises on January 11, 2022. We currently lease a limited amount of office space in Arlington, Massachusetts, which serves as our corporate headquarters.

Combangio, our wholly-owned subsidiary as a result of the Acquisition, entered into a space sharing agreement with Lagunita, LLC on October 11, 2019, pursuant to which it subleases 1,550 square feet of shared office and lab space. The term of the space-sharing agreement expires on June 30, 2023.

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

Holders

As of March 28, 2022, there were approximately 31 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain all available funds and any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of our Loan and Security Agreement with Oxford Finance LLC, and future debt financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Information About our Equity Compensation Plans.

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities.

Set forth below is information regarding shares of our common stock issued and stock options granted by us for the twelve months ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended, or the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On October 18, 2021, we granted stock options to ten new employees to purchase an aggregate of 70,000 shares of our common stock at an exercise price of $1.85 per share. On November 15, 2021, we granted stock options to four new employees to purchase an aggregate of 135,200 shares of our common stock at an exercise price of $2.10 per share. On December 15, 2021, we granted stock options to four new employees to purchase an aggregate of 13,500 shares of our common stock at an exercise price of $1.44 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rules 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three years. Vesting of each option is subject to the option holders continued service with our company through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these inducement grants prior to the time at which these options become exercisable.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.       [Reserved]

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. We have worldwide rights to a portfolio of innovative products and product candidates that include two marketed products utilizing our proprietary mucus penetrating particle drug delivery technology, which we refer to as our AMPPLIFY® technology, to address medical needs for the front of the eye. Our product candidates and programs include a proprietary regenerative biotherapy for severe ocular diseases and a pipeline of preclinical new chemical entities, or NCEs, targeted to address front and back of the eye diseases.

Our two marketed products are EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products apply our AMPPLIFY technology to loteprednol etabonate, a corticosteroid designed for ocular applications. The AMPPLIFY technology uses selectively-sized nanoparticles that each have a proprietary coating. We believe that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus.

EYSUVIS is the first and only FDA-approved prescription product with an indication for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. The U.S. Food and Drug Administration, or FDA, approved EYSUVIS in October 2020, and we commenced a full promotional launch of EYSUVIS in January 2021. We believe that EYSUVIS’ broad mechanism of action, rapid onset of relief of both signs and symptoms, favorable tolerability profile and potential to be complementary to existing therapies offer a favorable profile for the management of dry eye flares and other dry eye associated conditions that would benefit from short-term treatment of dry eye signs and symptoms. We further believe that these features of EYSUVIS are attractive to prescribing clinicians and EYSUVIS could become the preferred first-line prescription therapy for the short-term treatment of the signs and symptoms of dry eye disease, including the treatment of dry eye flares that affect the vast majority of dry eye patients.

INVELTYS is the first and only FDA-approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post-operative inflammation and pain following ocular surgery. The FDA approved INVELTYS in August 2018, and we commercially launched the product in January 2019. INVELTYS has the highest concentration (1%) of LE on the market in the United States and is formulated with our AMPPLIFY technology, which enables INVELTYS to deliver 3.75x more drug to the target ocular tissue compared to an active comparator. We believe INVELTYS offers advantages over existing post-surgical treatment options.

Upon the consummation of our acquisition of Combangio, Inc., or Combangio, on November 15, 2021, we acquired Combangio’s product candidate, CMB-012, which we now refer to as KPI-012. KPI-012 is our lead product candidate and is currently in clinical development for the treatment of persistent corneal epithelial defects, or PCED, a rare disease of impaired corneal healing. We believe the multifactorial mechanism of action of KPI-012 also makes it a platform technology, and we are evaluating KPI-012 for potential expansion to indications for rare front of the eye diseases, such as limbal stem cell deficiency, chemical burns and Sjogren’s Syndrome, as well as select rare back of the eye diseases, such as retinitis pigmentosa and optic neuritis. For a further description of our acquisition of Combangio, see “Acquisition of Combangio, Inc.” below and for a further description of KPI-012 and PCED, see Item 1, Business.

We are also progressing our pipeline of proprietary NCE preclinical development programs targeted to address both front and back of the eye diseases. These preclinical development programs include KPI-287, our receptor Tyrosine Kinase Inhibitor and our selective glucocorticoid receptor modulators, or SEGRMs.

KPI-287 is designed to inhibit the vascular endothelial growth factor and platelet derived growth factor pathways, and is administered by suprachoroidal injection for the treatment of retinal diseases, including wet age-related macular degeneration diabetic macular edema and retinal vein occlusion. SEGRMs are a novel class of therapies designed to modify the downstream activity of the glucocorticoid receptors to exhibit the anti-inflammatory and immunomodulatory properties of the corticosteroid class of therapies while markedly reducing their associated side effects, which we are developing for the treatment of inflammatory diseases.

We have retained worldwide commercial rights for EYSUVIS, INVELTYS, KPI-012 and our preclinical development programs. Starting with FDA approval of INVELTYS, we have built a commercial infrastructure with our own focused, specialty sales force which now includes approximately 100 field-based commercial sales personnel. Our sales representatives promote both EYSUVIS and INVELTYS.

We expect to commercialize in the United States any of our product candidates that receive marketing approval as well. We also expect to explore commercialization of EYSUVIS for the treatment of dry eye disease in certain markets outside the United States, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $142.6 million for the year ended December 31, 2021 and $104.3 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $542.4 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, or ATM Offerings, private placements of preferred stock, borrowings under credit facilities and our Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC, or Oxford Finance, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the acquisition of Combangio, we expect to devote substantial financial resources to the research and development and potential commercialization of KPI-012. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses for at least the next several years, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Acquisition of Combangio, Inc.

On November 15, 2021, pursuant to the terms and conditions of an Agreement and Plan of Merger, or the Merger Agreement, we acquired Combangio, a clinical-stage biotechnology company focused on developing regenerative biotherapeutics for severe ocular diseases based on mesenchymal stem cell, or MSCs, secretomes, including, its lead product candidate, CMB-012 for the treatment of PCED, or the Acquisition. Following the Acquisition, Combangio became our wholly-owned subsidiary and we refer to CMB-012 as KPI-012.

In connection with the closing of the Acquisition on November 15, 2021, or the Closing, we made an upfront payment of an aggregate of $5.0 million in cash to former Combangio stockholders and other equityholders, or the Combangio Equityholders, subject to customary adjustments, and agreed to issue an aggregate of 7,788,637 shares, or the Deferred Purchase Consideration, of our common stock to the Combangio Equityholders with an aggregate value of approximately $16.1 million, consisting of (i) an aggregate of 6,815,072 shares of common stock which were issued on January 3, 2022 and (ii) an aggregate of 973,565 shares of common stock that have been held back by us and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders on the Escrow Release Date (as defined below), or the Initial Holdback Shares. The aggregate value of the Deferred Purchase Consideration was calculated using the closing price of our common stock on the Nasdaq Global Select Market on November 12, 2021, the last trading day prior to the Closing.

In addition, pursuant to the Merger Agreement, the Combangio Equityholders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from us the following contingent consideration, or the Contingent Consideration:

●	up to $105.0 million in contingent milestone consideration, of which (i) $2.3 million would become payable in cash and $2.7 million would be payable in shares of our common stock upon the first patient dosed with any product candidate whose active ingredient comprises one or more biological factors secreted by MSCs or their progenitors, including KPI-012, or the Product Candidate, in a Phase 2 clinical trial, or the Dosing Milestone, (ii) $2.3 million would become payable in cash and $2.7 million would be payable in shares of our common stock upon the first patient dosed with a Product Candidate in a pivotal clinical trial, (iii) $12.5 million would become payable (with up to $6.25 million payable, at our option, in shares of our common stock and the remainder in cash) upon regulatory approval by the FDA of marketing and sale of a Product Candidate in the United States, subject to certain specified reductions; (iv) $17.5 million would become payable (with up to $8.75 million payable, at our option, in shares of our common stock and the remainder in cash) upon the first commercial sale of a Product Candidate in the United States, subject to certain specified reductions, and (v) an aggregate of up to $65.0 million would become payable in cash upon the achievement of specified sales milestones, or the Net Sales Milestone Payments;
●	tiered cash royalties at percentage rates in the mid-to-high single digits payable on annual net sales of all Product Candidates; and
●	a cash payment at a percentage rate in the high single digits of all income, including earnout payments, received by us or any of our affiliates from a product license granted by us to a third party to sell or otherwise commercialize the Product Candidate in countries where neither we nor our affiliates conduct sales of such Product Candidate, subject to certain exceptions set forth in the Merger Agreement.

The portion of any payment of Contingent Consideration payable in shares of our common stock is referred to herein as “Contingent Stock Consideration” and the portion of any payment of Contingent Consideration payable in cash is referred to herein as “Contingent Cash Consideration”.

If the issuance of the Deferred Purchase Consideration or any Contingent Stock Consideration would result in the aggregate number of shares of our common stock issued under the Merger Agreement equaling or exceeding 19.9% of the total number of shares of our common stock issued and outstanding immediately prior to the Closing, or the Share Cap, then we will be required to pay the portion of the Deferred Purchase Consideration or any Contingent Stock Consideration in excess of the Share Cap in cash. If the aggregate amount of Contingent Cash Consideration payable in any calendar year (after giving effect to the Share Cap) exceeds $2,500,000, or the Excess Cash Cap, such excess portion, or the Carry Forward Contingent Cash Consideration, will be carried forward and, subject to application of the Excess Cash Cap in the following calendar year, become payable on the first business day of the following calendar year. Any Carry Forward Contingent Cash Consideration outstanding on June 1, 2026 is payable in full on June 1, 2026.

Former Combangio Equityholders who are non-accredited investors will receive cash in lieu of any of our common stock that otherwise would be issuable to them pursuant to the Merger Agreement.

In connection with the Closing, we placed $625,000 of the cash purchase price in an escrow account, or the Escrow Account, to be disbursed in accordance with an escrow agreement with Computershare Corporate Trust Company, N.A., or the Escrow Agreement, as escrow agent, and subject to the terms of the Merger Agreement, we will place 12.5% of any Contingent Cash Consideration that becomes payable prior to the date that is fifteen months after the Closing, or the Escrow Release Date, into such Escrow Account to be disbursed in accordance with the Escrow Agreement. Subject to the terms of the Merger Agreement, 12.5% of any Contingent Stock Consideration that becomes payable in common stock prior to the Escrow Release Date will be held back by us, or the Contingent Holdback Shares, and, together with the Initial Holdback Shares, which we collectively referred to herein as the Holdback Shares, will serve as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and, subject to reduction in respect of these obligations, the Holdback Shares will be issued to the Combangio Equityholders on the Escrow Release Date.

Business Impact of COVID-19 Pandemic

In order to safeguard the health of our employees from the ongoing COVID-19 pandemic, we are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state, and local governments, regarding working-from-home practices for non-essential employees. We previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but if we suspend all or some in-person interactions with physicians in the future, or to the extent physicians limit in-person interactions, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market and commercialize EYSUVIS and INVELTYS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic has impacted, and may continue to impact, the launch of EYSUVIS. We also do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012 or any other product candidate we develop. The extent of the impact of the COVID-19 pandemic on our commercialization efforts of EYSUVIS and INVELTYS, our clinical development efforts for KPI-012 and our preclinical developments programs, and our operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the full extent of the impact on our customers, employees, vendors and government agencies, all of which are uncertain and cannot be predicted.

Management is actively monitoring the COVID-19 pandemic and its effects on our financial condition, liquidity, operations, customers, sales force, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part I, Item 1A – “Risk Factors” of this Annual Report on Form 10-K, including the risk factor entitled “The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, is believed to have impacted the ongoing commercialization of EYSUVIS and could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.”

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

Beginning in March 2020 and continuing through most of the second quarter of 2020, prescriptions of INVELTYS and revenue had been adversely affected by the ongoing COVID-19 pandemic as federal, state and local governments implemented restrictions on elective procedures, which included most ocular surgeries. While many deferred ocular surgeries have been rescheduled as individual states have released restrictions on elective procedures, prescriptions of INVELTYS and related revenue are still being adversely affected by the ongoing COVID-19 pandemic and we are unable to project the specific timing or potential impact on future revenues given the continued uncertainty around the impact and duration of the restrictions related to the COVID-19 pandemic. We also cannot project the full extent of the impact that the COVID-19 pandemic may have on the commercialization of EYSUVIS. Moreover, KPI-012 is in the early stages of clinical development and all of our other research and development programs are in preclinical development and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate for several years, if at all.

Cost of Product Revenues

Cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory, losses on inventory purchase commitments, and other manufacturing overhead costs. We expensed cost of product revenues related to INVELTYS as research and development expenses prior to U.S. regulatory approval, which we received on August 22, 2018. We expensed cost of product revenues related to EYSUVIS as research and development expenses prior to the determination that FDA approval was probable and before the future economic benefit was expected to be realized. With respect to the ongoing COVID-19 pandemic, we expect that the cost of product revenues will be impacted consistent with the negative impact to product revenues, net. However, we are unable to predict the specific timing or specific impact on cost of product revenues given the continued uncertainty around the impact and duration of the restrictions related to the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, commissions, stock-based compensation and travel expenses related to our commercial infrastructure and our executive, finance, human resources, legal, compliance, information technology and business development functions. Selling, general and administrative expenses also include external selling and marketing costs, costs to manufacture sample units and professional fees for auditing, tax, information technology, consultants, legal services and allocated facility-related costs not otherwise included in research and development expenses.

We expect that our selling, general and administrative expenses will decrease in 2022 as compared to the year ended December 31, 2021 as we have completed the buildout of our commercial infrastructure to support the commercialization of INVELTYS and EYSUVIS, have incurred launch-related expenses during 2021 that we do not expect to incur again in the future related to EYSUVIS or INVELTYS and have terminated the lease for our corporate headquarters, effective January 11, 2022. Until we pursue the commercialization of KPI-012 or any other product candidate, if approved, we anticipate that our selling, general and administrative expenses will remain largely consistent beyond 2022 and for the foreseeable future as we continue to commercialize EYSUVIS and INVELTYS and as we support our continued research and development activities and seek marketing approval for our product candidates, including KPI-012. We expect that our selling, general and administrative expenses will increase substantially if and when we pursue the commercialization of KPI-012, if approved, and support commercialization of any other product candidate. Our sales force has resumed substantially all in-person interactions in the field with physicians, which were previously suspended due to the restrictions with respect to the ongoing COVID-19 pandemic. If we are forced to suspend all or some in-person sales force interactions again in the future as a result of the COVID-19 pandemic, selling, general and administrative expenses could be favorably impacted by a reduction in certain expenses associated with the restriction in activities for our sales force and other employees. We are unable to predict the specific amount of this impact if we are forced to resume such restrictions.

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

We expect that our research and development costs will increase in 2022 as compared to the year ended December 31, 2021 as we continue to advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates, including KPI-012, KPI-287 and our SEGRM program. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the ongoing COVID-19 pandemic, we may incur reduced research and development costs resulting from any limitations that may be placed on the laboratory facilities that support our early-stage research. However, we are unable to predict the specific amount of this impact, nor are we able to predict the additional costs, if any, associated with personnel safely resuming their full activities.

KPI-012 is in the early stages of clinical development and all of our other research and development programs are in preclinical development. Successful development and completion of preclinical studies and clinical trials is uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and future product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of product candidates and our ability to enter into collaborations with respect to each product candidate. We may need to raise additional capital and may seek collaborations in the future to advance our various product candidates. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

Acquired In-Process Research and Development Expenses

We include costs to acquire or in-license product candidates in acquired in-process research and development, or IPR&D, expenses. When we acquire the right to develop and commercialize a new product candidate, any upfront payments or any future milestone payments that are recorded at fair value that relate to the acquisition or licensing of such a right are immediately expensed as acquired IPR&D in the period in which they are incurred. These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business” as defined under U.S. generally accepted accounting principles, or U.S. GAAP, or provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Gain on Fair Value Remeasurement of Deferred Purchase Consideration

Consideration payable for our acquisitions may include future issuances of our common stock. We record an obligation for such Deferred Purchase Consideration at fair value on the acquisition date. We then revalue our Deferred Purchase Consideration obligations each reporting period. Changes in the fair value of our Deferred Purchase Consideration obligations, other than changes due to issuance, are recognized as a (gain) loss on fair value remeasurement of Deferred Purchase Consideration in our consolidated statements of operations and comprehensive loss.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

Interest Expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs and accretion of the final payment fee recognized on our debt arrangements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt primarily consists of unamortized debt discount and issuance costs, a prepayment premium and unaccreted exit fees on the credit agreement, or the Athyrium Credit Facility, with Athyrium Opportunities III Acquisition LP, or Athyrium.

Gain on Lease Modification

Gain on lease modification represents the gain recognized in connection with the lease termination agreement we entered into in November 2021 with the landlord for our office and laboratory space at our former corporate headquarters in Watertown, Massachusetts, which was amended on December 22, 2021. In connection with the modification of this lease, we remeasured the operating right-of-use asset and liability balances and recognized a gain of $1.3 million.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following critical accounting estimates are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Product Returns

Consistent with industry practice, we have a product returns policy that provides Customers right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. We estimate the amount of products that may be returned and present this amount as a reduction of revenue in the period the related product revenue is recognized, in addition to establishing a liability. Our estimates for product returns are based upon available industry data and our own sales information, including our visibility into the inventory remaining in the distribution channel as well as historical returns, which develop over time. Our allowance for product returns has increased in the year ended December 31, 2021 as a result of an increase in the actual returns received.

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

Acquisition Accounting

We are required to make significant judgments and estimates to determine whether an acquisition constitutes an acquisition of a business or assets. For asset acquisitions, this includes whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. We are also required to make several significant judgments and estimates in order to determine the total consideration transferred for the asset acquisition and then allocate it to the assets that we have acquired and the liabilities that we have assumed on a relative fair value basis. If the asset related to acquired IPR&D has no alternative future use, it is expensed immediately upon the completion of the transaction.

In addition to upfront consideration, our asset acquisitions may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. We assess whether such contingent consideration is required to be recorded at fair value on the date of the acquisition and subsequently remeasured to fair value at each reporting date. Contingent consideration payments in an asset acquisition not required to be recorded at fair value are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Changes in the fair value of the contingent milestone payments can result from changes to one or more inputs, including adjustments to the probability of achievement, timing of the contingent milestone payments and changes to the applicable discount rates. Significant judgment is used in determining these assumptions during each reporting period. Reasonable changes in these assumptions can cause material changes to the fair value of our contingent consideration liability. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss. For information related to the unobservable inputs related to the contingent consideration, see Note 4 of our consolidated financial statements.

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

Results of Operations

Comparison of the Years ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020	Change

	(in thousands)
Product revenues, net	$11,240	$6,362	$4,878
Costs and expenses:
Cost of product revenues	4,097	3,173	924
Selling, general and administrative	105,061	81,068	23,993
Research and development	11,515	18,352	(6,837)
Acquired in-process research and development	26,617	—	26,617
Gain on fair value remeasurement of deferred purchase consideration	(5,805)	—	(5,805)
Total operating expenses	141,485	102,593	38,892
Loss from operations	(130,245)	(96,231)	(34,014)
Other income (expense)
Interest income	104	493	(389)
Interest expense	(8,380)	(8,589)	209
Loss on extinguishment of debt	(5,395)	—	(5,395)
Gain on lease modification	1,311	—	1,311
Net loss	$(142,605)	$(104,327)	$(38,278)

Product revenues, net

Product revenues, net was $11.2 million for the year ended December 31, 2021, consisting of $6.3 million from EYSUVIS sales and $4.9 million from INVELTYS sales, compared to $6.4 million for the year ended December 31, 2020, which consisted of $0.3 million from EYSUVIS sales and $6.1 million from INVELTYS sales. The increase in product revenues, net of $4.8 million is primarily the result of sales of EYSUVIS, which we began shipping to wholesalers in the United States in late December 2020 and for which we commenced a full commercial launch in January 2021, an increase in the total units of INVELTYS sold in the year ended December 31, 2021 as well as a higher per unit gross selling price of INVELTYS as compared to those sold during the year ended December 31, 2020. These increases in INVELTYS sales were offset by higher estimated allowances per unit during the year ended December 31, 2021 as compared to those allowances per unit during the year ended December 31, 2020. We expect product revenues to increase if and as we increase our market share and obtain and maintain coverage and adequate reimbursement for EYSUVIS and INVELTYS from third-party payors; however, revenues could continue to be negatively impacted in 2022 as a result of the COVID-19 pandemic.

Cost of product revenues

Cost of product revenues was $4.1 million for the year ended December 31, 2021, compared to $3.2 million for the year ended December 31, 2020. Cost of product revenues increased $0.9 million due to an increase in total INVELTYS units sold during the year ended December 31, 2021, compared to the year ended December 31, 2020 as well as a higher INVELTYS cost per unit as a result of the units sold during the year ended December 31, 2020 being partially manufactured prior to its FDA approval and for which costs were expensed as research and development prior to such FDA approval as compared to those units sold during the year ended December 31, 2021. Partially offsetting these increases was an additional reserve for excess or obsolete inventory of $0.5 million recorded during the year ended December 31, 2020, as compared to the year ended December 31, 2021. The cost of product revenues attributable to EYSUVIS was $0.8 million for the year ended December 31, 2021, compared to $0.3 million in the year ended December 31, 2020. We expect the aggregate cost of product revenues to increase as we continue to commercialize EYSUVIS and INVELTYS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $105.1 million for the year ended December 31, 2021, compared to $81.1 million for the year ended December 31, 2020, which was an increase of $24.0 million. Selling, general and administrative expenses for the year ended December 31, 2021 included a $6.9 million increase in external sales and marketing costs as compared to the year ended December 31, 2020, primarily as a result of the launch of EYSUVIS. External sales and marketing costs incurred during the year ended December 31, 2020 primarily related to commercial activities for INVELTYS. Also contributing to the increase in selling, general and administrative expenses for the year ended December 31, 2021 was a $14.6 million increase in employee-related expenses primarily due to an increase in employee headcount related to the launch of EYSUVIS and merit-based pay, a $2.4 million increase in stock-based compensation costs and a $1.7 million increase in other selling, general and administrative expenses, which included facility related costs and certain medical affairs costs attributable to our commercial products. These increases were partially offset by a $1.6 million decrease in costs for administrative and professional service fees.

We expect our selling, general and administrative expenses to decrease in 2022 as compared to the year ended December 31, 2021 as we have completed the buildout of our commercial infrastructure to support the commercialization of EYSUVIS and INVELTYS, have incurred launch-related expenses in 2021 that we do not expect to incur again in the future related to EYSUVIS or INVELTYS and have terminated the lease for our former corporate headquarters, effective January 11, 2022. Until we pursue the commercialization of KPI-012 or any other product candidate, if approved, we anticipate that our selling, general and administrative expenses will remain largely consistent beyond 2022 and for the foreseeable future as we continue to commercialize EYSUVIS and INVELTYS and as we support our continued research and development activities and seek marketing approval for our product candidates, including KPI-012. We expect that our selling, general and administrative expenses will increase substantially when we pursue the commercialization of KPI-012, if approved, and support commercialization of any other product candidate.

Research and Development Expenses

The following table summarizes the research and development expenses incurred during the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020	Change

	(in thousands)
KPI-121 development costs	$384	$4,686	$(4,302)
Employee‑related costs	7,417	10,607	(3,190)
Other research and development costs	3,714	3,059	655
Total research and development	$11,515	$18,352	$(6,837)

Research and development expenses were $11.5 million for the year ended December 31, 2021 compared to $18.4 million for the year ended December 31, 2020, a decrease of $6.8 million. The decrease was primarily the result of a $4.3 million decrease in EYSUVIS development costs related to a decrease in external spend on STRIDE 3, our Phase 3 clinical trial of EYSUVIS, a $3.2 million decrease in employee-related costs largely due to the decrease in the allocation of employee time dedicated to research and development, partially offset by a $0.7 million increase in other research and development costs, which included preclinical studies and other facility related costs. We expect research and development costs to increase as we advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates, including KPI-012.

Acquired In-Process Research and Development Expenses

Acquired IPR&D expenses for the year ended December 31, 2021 were $26.6 million. Acquired IPR&D for the year ended December 31, 2021 includes costs associated with the acquisition of acquired in-process research and development from the Acquisition. There were no acquired IPR&D expenses for the year ended December 31, 2020.

Gain on fair value remeasurement of deferred purchase consideration

Gain on fair value remeasurement of deferred purchase consideration for the year ended December 31, 2021 was $5.8 million and was primarily due to a change in the fair value of our underlying stock price. There was no gain or loss on fair value remeasurement of deferred purchase consideration for the year ended December 31, 2020.

Interest Income

Interest income was $0.1 million for the year ended December 31, 2021, compared to $0.5 million for the year ended December 31, 2020, a decrease of $0.4 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to lower interest rates and lower cash, cash equivalents and short-term investments balances during the year ended December 31, 2021.

Interest Expense

Interest expense was $8.4 million for the year ended December 31, 2021, compared to $8.6 million for the year ended December 31, 2020, a decrease of $0.2 million. Interest expense for the year ended December 31, 2021 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance LLC and our Athyrium Credit Facility. Interest expense for the year ended December 31, 2020 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Athyrium Credit Facility. During the year ended December 31, 2021, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility until we repaid such indebtedness in full on May 4, 2021. During the year ended December 31, 2021, $80.0 million of indebtedness was outstanding under our Loan Agreement after we drew down the tranche A term loan on May 4, 2021. During the year ended December 31, 2020, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility.

Loss on extinguishment of debt

The loss of extinguishment of debt was $5.4 million for the year ended December 31, 2021. Upon the repayment in full of all amounts owed under the Athyrium Credit Facility, the unamortized debt discount and issuance costs, prepayment premium and unaccreted exit fee were recorded as loss on extinguishment of debt for the year ended December 31, 2021. There was no loss on extinguishment of debt for the year ended December 31, 2020.

Gain on lease modification

The gain on lease modification was $1.3 million for the year ended December 31, 2021 and represents the gain recognized in connection with the lease termination agreement entered into in November 2021 with the landlord for our office and laboratory space at our former corporate headquarters in Watertown, Massachusetts, which was amended on December 22, 2021. There was no gain on lease modification for the year ended December 31, 2020.

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

On October 1, 2018, we entered into the Athyrium Credit Facility with Athyrium for up to $110.0 million. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75.0 million, and a Term Loan B in the aggregate principal amount of $35.0 million which we did not draw down. On May 4, 2021, concurrently with the closing of the Loan Agreement with Oxford Finance LLC and the borrowing of the tranche A loan, we utilized substantially all of the proceeds from the tranche A term loan to repay in full all outstanding amounts owed under the Athyrium Credit Facility, under which we had an aggregate principal amount of $75.0 million of indebtedness outstanding. We terminated all commitments by Athyrium to extend further credit under the Athyrium Credit Facility and all guarantees and security interests granted by us thereunder. In connection with the termination of the Athyrium Credit Facility, we paid to the lenders a prepayment premium of $2.25 million and an exit fee of $0.8 million. The transaction resulted in a loss on extinguishment of debt of $5.4 million, consisting of the prepayment premium, the unamortized debt discount and the unaccreted exit fee.

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

On May 7, 2020, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering. During the fourth quarter of 2020, we issued an aggregate of 2,821,059 shares of our common stock under the ATM Offering, resulting in net proceeds to us of $20.6 million. In the year ended December 31, 2021, we issued and sold an additional 5,760,198 shares of our common stock under our ATM Offering, resulting in net proceeds to us of $41.2 million. As of December 31, 2021, there was $11.3 million of shares of common stock remaining under the ATM Offering that we may issue and sell in the future and, excluding the shares of common stock that may be offered under our ATM Offering, there was $275.0 million of securities available to be issued under the 2020 Shelf Registration.

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

We paid a facility fee of $400,000 on the closing date of the Loan Agreement and have agreed to pay a facility fee of $100,000 upon closing of the tranche B term loan and a $125,000 facility fee upon the closing of the tranche C term loan. We will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the Maturity Date. At our option, we may elect to prepay all, but not less than all, of the outstanding loans, subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 3.00% if an advance is prepaid during the first 12 months following the applicable advance date, 2.00% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 1.00% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date. For further information about the Loan Agreement, see Note 11 of our consolidated financial statements.

As a result of the Acquisition, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Pursuant to the Merger Agreement, former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, Contingent Cash Consideration and Contingent Stock Consideration, which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations. At our option, we may satisfy a portion of certain of the milestone payments through either the payment of cash or the issuance of additional shares of our common stock up to the Share Cap. For a full description of the consideration payable as a result of the Acquisition of Combangio, see “Acquisition of Combangio, Inc.” above.

Our other material cash requirements from known contractual and other obligations as of December 31, 2021 primarily related to lease obligations and licensing and commercial supply agreements. For information related to our future commitments for our lease related obligations, see Note 10 of our consolidated financial statements. For information related to our future commitments relating to our licensing and commercial supply agreements, see Note 17 of our consolidated financial statements.

Cash Flows

As of December 31, 2021, we had $92.1 million in cash and cash equivalents and as of December 31, 2020, we had $153.5 million in cash, cash equivalents and short-term investments. As of December 31, 2021, we had $80.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance LLC. As of December 31, 2020, we had $75.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Athyrium Credit Facility.

On November 12, 2021, we entered into a lease termination agreement with the landlord for our office and laboratory space at our former corporate headquarters in Watertown, Massachusetts, which was amended on December 22, 2021, modifying the lease to accelerate the lease termination date to January 11, 2022, or the Lease Termination

Date. Under the terms of the lease termination agreement, we received a payment of $2.0 million from the landlord in January 2022 and released $2.0 million of restricted cash on the Lease Termination Date that was pledged as collateral under a letter of credit with cash on deposit required by the terminated lease.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2021	2020	Change

	(in thousands)
Net cash used in operating activities	$(108,235)	$(90,694)	$(17,541)
Net cash provided by (used in) investing activities	70,803	(78,209)	149,012
Net cash provided by financing activities	42,554	160,628	(118,074)
Increase (decrease) in cash and restricted cash	$5,122	$(8,275)	$13,397

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $108.2 million compared to $90.7 million for the year ended December 31, 2020, an increase of $17.5 million, primarily due to a $10.5 million increase in the net loss adjusted for non-cash charges and the timing of working capital fluctuations which accounted for $7.0 million of the increase. Notable working capital fluctuations include an increase to accounts receivable in the year ended December 31, 2021 of $5.8 million driven by an increase in sales largely due to the launch of EYSUVIS, whereas accounts receivable had decreased by $2.0 million in the year ended December 31, 2020 driven by improved days outstanding in the year ended December 31, 2020. Inventory increased by a greater amount during the year ended December 31, 2021 due to an increase in manufacturing activity for EYSUVIS and INVELTYS. Partially offsetting these increases was an increase in accounts payable, accrued expenses and other current liabilities during the year ended December 31, 2021 of $4.9 million, as compared to a decrease in accounts payable, accrued expenses and other current liabilities in the year ended December 31, 2020 of $2.7 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2021 was $70.8 million compared to net cash used of $78.2 million for the year ended December 31, 2020, an increase of $149.0 million. Net cash provided by investing activities for the year ended December 31, 2021 was due to the sales or maturities of short-term investments of $76.3 million and proceeds from sales of property and equipment of $0.1 million, partially offset by cash paid for the acquisition of IPR&D, net of cash acquired, of $4.7 million and purchases of property and equipment and other assets of $0.9 million. Net cash used in investing activities for the year ended December 31, 2020 consisted of the purchases of short-term investments of $113.6 million and purchases of property and equipment and other assets of $1.9 million, partially offset by proceeds from sales or maturities of short-term investments of $37.3 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $42.6 million, a decrease of $118.0 million compared to $160.6 million in the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 included $77.8 million of net proceeds from the tranche A term loan under our Loan Agreement, $41.2 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $1.6 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of indebtedness under our Athyrium Credit Facility of $78.0 million. Net cash provided by financing activities for the year ended December 31, 2020 consisted of $125.4 million of net proceeds from the sale of shares of our common stock in an underwritten offering pursuant to the 2018 Shelf Registration, $33.1 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $2.1 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase substantially in the future as we advance our preclinical development programs, including KPI-287 and our novel SEGRM program, and conduct any necessary preclinical studies and clinical trials and other development activities for our product candidates. We continue to commercialize EYSUVIS and INVELTYS in the United States and expect selling, general and administrative expenses will increase substantially when we pursue the commercialization of KPI-012, if approved, and support commercialization of any other product candidate.

Our expenses will also increase if and as we:

●	submit an IND for, and continue the clinical development of, KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications, including initiating and conducting clinical trials;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for KPI-012 for PCED in the United States and other jurisdictions;
●	seek regulatory approval for KPI-012 for additional indications;
●	continue to grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates for which we may submit for and obtain marketing approval;
●	seek regulatory approval for EYSUVIS and INVELTYS outside of the United States;
●	progress our current and any future preclinical development programs;
●	conduct clinical trials and other development activities and/or seek marketing approval for any other product candidates;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;
●	integrate employees of Combangio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel, including to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of December 31, 2021, along with anticipated revenue from EYSUVIS and INVELTYS, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of EYSUVIS and INVELTYS in late December 2020 and January 2019, respectively, there can be no assurance as to the amount or timing of any future revenue from these products, and we may not achieve profitability. Our lead product candidate, KPI-012, is in the early stages of clinical development and all of our other research and development programs are in preclinical development and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully commercializing and growing EYSUVIS and INVELTYS revenues;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third party payors for EYSUVIS, INVELTYS and any other products we commercialize;
●	successfully integrating Combangio into our business;
●	timely filing of an IND for, and completing the clinical development of, KPI-012 for PCED and any other indications we determine to pursue;
●	subject to obtaining favorable results from our planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	manufacturing at commercial scale, marketing, selling and distributing EYSUVIS, INVELTYS and, if approved, KPI-012;
●	maintaining regulatory and marketing approvals for EYSUVIS and INVELTYS;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

EYSUVIS and INVELTYS are our only products that have been approved for sale, and they have only been approved in the United States. We plan to seek approval in other jurisdictions, but may not do so successfully, or at all. Further, the successful commercialization of EYSUVIS and INVELTYS in the United States is subject to many risks. As a company, we have limited experience commercializing products, and we may not be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. Our revenue from sales of EYSUVIS and INVELTYS alone may not be sufficient for us to become profitable in the near future, if at all. Moreover, KPI-012 is in the early stages of clinical development and all of our other research and development programs are in preclinical development and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate for several years, if at all.

In addition, our commercialization efforts have previously been hampered by the operational restrictions on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to the COVID-19 pandemic. As a result of these restrictions, we previously suspended our sales force from substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market EYSUVIS and INVELTYS. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic has impacted, and may continue to impact, the launch of EYSUVIS. We also do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012 or any other product candidates that we may develop. The extent of the impact of COVID-19 on our development and commercialization efforts will depend on the length and severity of this pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees, vendors and government agencies, which is uncertain and cannot be predicted.

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

Recently Issued Accounting Pronouncements

From time to time the Financial Accounting Standards Board or other standard-setting bodies, issue new accounting pronouncements. Where applicable, we adopt these new standards according to the specified effective dates. Unless otherwise disclosed in Note 2 to the financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the impact of any recently issued accounting pronouncements that are not yet effective will not have a material impact on our financial position or results of operation upon adoption.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments as of December 31, 2021 consisted primarily of cash equivalents which consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of December 31, 2021, the aggregate principal amount outstanding under the Loan Agreement was $80.0 million, which bears interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89% per annum. An immediate 10% change in the 30-day LIBOR rate would not have a material impact on our operating results or cash flows. As of December 31, 2020, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bore interest at a fixed rate of 9.875% per annum. On May 4, 2021, we utilized substantially all of the proceeds from the tranche A term loan under the Loan Agreement to repay in full all outstanding amounts under the Athyrium Credit Facility.

Item 8.       Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-36 of this Annual Report on Form 10-K.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

As an “emerging growth company”, as defined in the JOBS Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 11.       Executive Compensation

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 14.       Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

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

2.1#

Agreement and Plan of Merger, dated as of November 15, 2021, by and among Kala Pharmaceuticals, Inc., Ceres Merger Sub, Inc., Combangio, Inc. and, solely in its capacity as Combangio Equityholder Representative, Fortis Advisors LLC. (incorporated by reference to Exhibit 2.1 of the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 15, 2021)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on July 25, 2017)
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on July 25, 2017)
4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

4.2

Third Amended and Restated Registration Rights Agreement of the Registrant dated April 4, 2016, as amended by Amendment No. 1 dated December 13, 2017, of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on February 25, 2021)

4.3

Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on February 12, 2020)

10.1+

2009 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.2+

Form of Stock Option Agreement under the 2009 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

Exhibit Number	Description of Exhibit
10.3+	Amended and Restated 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on May 9, 2019)
10.4+	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on June 26, 2020)
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
10.11#

Exclusive License Agreement, dated November 10, 2009, by and between the Registrant and The Johns Hopkins University, as amended by the First Amendment dated November 19, 2012, the Second Amendment dated May 23, 2014 and the Third Amendment dated August 26, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 5, 2021)

10.12†

Fourth Amendment to Exclusive License Agreement, dated June 22, 2018, by and between the Johns Hopkins University and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 9, 2018)

10.13#

Fifth Amendment to Exclusive License Agreement, date July 6, 2020, by and between the Johns Hopkins University and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 6, 2020)

10.14†

Exclusive License Agreement, effective as of May 1, 2017, by and between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.15†

Assignment, dated April 26, 2017, by and between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.16†

Assignment, dated April 26, 2017, by and between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.17#

Settlement and License Agreement, dated October 24, 2014, by and between the Registrant and GrayBug, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 5, 2021)

10.18#*	Exclusive License Agreement, dated October 11, 2019, by and between Combangio, Inc. and The Board of Trustees of the Leland Stanford Junior University
10.19+

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

Exhibit Number	Description of Exhibit
10.21+

Amended and Restated Letter Agreement, dated September 10, 2015, by and between the Registrant and Mark Iwicki, as amended by the First Amendment, dated September 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on November 7, 2017)

10.22+

Letter Agreement, dated November 6, 2017, by and between the Registrant and Todd Bazemore (incorporated by reference to Exhibit 10.12 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on April 2, 2018)

10.23+

Amended and Restated Letter Agreement, dated May 10, 2016, by and between the Registrant and Kim Brazzell (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.24+	Form of Amendment to Offer Letters (incorporated by reference to Exhibit 10.30 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 12, 2019)
10.25+

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

10.26†

Amended and Restated Master Services Agreement, dated October 4, 2017, by and between the Registrant and Altasciences company (formerly Alliance Contract Pharma, LLC) (incorporated by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on April 2, 2018)

10.27#

Amendment No. 1 to Amended and Restated Master Services Agreement, dated August 25, 2020 by and between the Registrant and Altasciences company (formerly Alliance Contract Pharma, LLC) (incorporated by reference to Exhibit 10.26 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on February 25, 2021)

10.28†

Manufacturing and Supply Agreement, dated January 10, 2017, by and between the Registrant and Chemo Iberica SA (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.29†

Commercial Supply Agreement, dated June 27, 2016, by and between the Registrant and Woodstock Sterile Solutions, Inc. (formerly known as Catalent Pharma Solutions, LLC) (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.30†

Amendment No. 1 to Commercial Supply Agreement, dated February 16, 2018, by and between the Registrant and Woodstock Sterile Solution, Inc. (incorporated by reference to Exhibit 10.21 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on April 2, 2018)

10.31#

Amendment No. 2 to Commercial Supply Agreement, dated March 27, 2020, by and between the Registrant and Woodstock Sterile Solution, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on May 7, 2020)

10.32#

Amendment No. 3 to Commercial Supply Agreement, dated December 11, 2020, by and between the Registrant and Woodstock Sterile Solution, Inc. (incorporated by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on February 25, 2021)

10.33*#	Amendment No. 4 to Commercial Supply Agreement, effective January 6, 2021, by and between the Registrant and Woodstock Sterile Solution, Inc.
10.34

Lease Termination Agreement, dated November 12, 2021, by and between the Registrant and Columbia Massachusetts Arsenal Office Properties, LLC. (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 15, 2021)

10.35*	First Amendment to Lease Termination Agreement, dated December 22, 2021, by and between the Registrant and Columbia Massachusetts Arsenal Office Properties, LLC
10.36

Common Stock Purchase Warrant, dated October 1, 2018, by and among the Registrant and Athyrium Opportunities III Acquisition LP (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on October 2, 2018)

10.37#

Loan and Security Agreement, dated May 4, 2021, by and among the Registrant and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on May 5, 2021)

10.38

Amended and Restated Sales Agreement, dated May 7, 2020, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-238087) filed on May 7, 2020)

21.1*	Subsidiaries of the Registrant

Exhibit Number	Description of Exhibit
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

KALA PHARMACEUTICALS, INC.

Dated: March 29, 2022	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Iwicki Mark Iwicki	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2022

/s/ Mary Reumuth Mary Reumuth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022

/s/ Mark Blumenkranz Mark Blumenkranz	Director	March 29, 2022

/s/ Gregory Grunberg Gregory Grunberg, M.D.	Director	March 29, 2022

/s/ Andrew I. Koven Andrew I. Koven	Director	March 29, 2022

/s/ C. Daniel Myers
Daniel C. Myers	Director	March 29, 2022

/s/ Robert Paull Robert Paull	Director	March 29, 2022

/s/ Gregory Perry Gregory Perry	Director	March 29, 2022

/s/ Howard Rosen Howard Rosen	Director	March 29, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kala Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kala Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 29, 2022

We have served as the Company's auditor since 2013.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$92,136	$77,264
Short-term investments	—	76,276
Short-term restricted cash	2,042	—
Accounts receivable, net	15,345	9,604
Inventory	8,639	5,229
Prepaid expenses and other current assets	6,204	3,006
Total current assets	124,366	171,379
Non-current assets:
Property and equipment, net	2,722	3,166
Long-term inventory	9,578	6,219
Right-of-use assets	1,299	27,853
Restricted cash and other long-term assets	1,462	12,989
Total assets	$139,427	$221,606
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,899	$1,724
Accrued expenses and other current liabilities	20,986	18,971
Current portion of lease liabilities	711	1,530
Current portion of contingent consideration	3,817	—
Current portion of deferred purchase consideration	7,009	—
Total current liabilities	37,422	22,225
Long-term liabilities:
Long-term lease liabilities	548	27,143
Long-term debt	78,929	72,243
Long-term contingent consideration	4,841	—
Long-term deferred purchase consideration	883	—
Total long-term liabilities	85,201	99,386
Total liabilities	122,623	121,611
Commitments and Contingencies (Note 17)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 65,500,275 and 58,915,375 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	66	59
Additional paid-in capital	559,126	499,715
Accumulated other comprehensive income	—	4
Accumulated deficit	(542,388)	(399,783)
Total stockholders' equity	16,804	99,995
Total liabilities and stockholders' equity	$139,427	$221,606

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2021	2020

Product revenues, net	$11,240	$6,362
Costs and expenses:
Cost of product revenues	4,097	3,173
Selling, general and administrative	105,061	81,068
Research and development	11,515	18,352
Acquired in-process research and development	26,617	—
Gain on fair value remeasurement of deferred purchase consideration	(5,805)	—
Total costs and expenses	141,485	102,593
Loss from operations	(130,245)	(96,231)
Other income (expense):
Interest and other income	104	493
Interest and other expense	(8,380)	(8,589)
Loss on extinguishment of debt	(5,395)	—
Gain on lease modification	1,311	—
Total interest and other expense	(12,360)	(8,096)
Net loss	$(142,605)	$(104,327)
Net loss per share—basic and diluted	$(2.19)	$(1.99)
Weighted average shares outstanding—basic and diluted	65,202,832	52,377,526

Net loss	$(142,605)	$(104,327)
Other comprehensive loss:
Change in unrealized gains on investments	(4)	4
Total other comprehensive loss	(4)	4
Total comprehensive loss	$(142,609)	$(104,323)

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	36,086,254	$36	$325,112	$—	$(295,456)	$29,692
At the market offering, net of offering costs of $1,026	5,173,730	5	33,129	—	—	33,134
Exercise of stock options	345,479	1	1,086	—	—	1,087
Common stock offering, net of issuance cost and underwriting fees of $8,475	16,979,371	17	125,406	—	—	125,423
Issuance of common stock under employee stock purchase plan	314,397	—	1,016	—	—	1,016
Stock-based compensation expense	—	—	13,966	—	—	13,966
Warrant exercises	16,144	—	—	—	—	—
Change in fair value of investments	—	—	—	4	—	4
Net loss	—	—	—	—	(104,327)	(104,327)
Balance as of December 31, 2020	58,915,375	$59	$499,715	$4	$(399,783)	$99,995
At the market offering, net of offering costs $1,176	5,760,198	6	41,226	—	—	41,232
Exercise of stock options	88,888	—	248	—	—	248
Issuance of vested restricted stock units	460,090	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	275,724	—	1,337	—	—	1,337
Stock-based compensation expense	—	—	16,600	—	—	16,600
Change in fair value of investments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(142,605)	(142,605)
Balance as of December 31, 2021	65,500,275	$66	$559,126	$—	$(542,388)	$16,804

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(142,605)	$(104,327)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	975	912
Non-cash operating lease cost	1,335	1,928
Loss on extinguishment of debt	5,395	—
Gain on lease modification	(1,311)	—
Acquired in-process research and development	26,617	—
Gain on fair value remeasurement of deferred purchase consideration	(5,805)	—
Amortization of debt discount and other non-cash interest	1,519	1,059
Stock-based compensation	16,088	13,312
Amortization of discount on available-for-sale securities	22	(5)
Other non-cash charges	151	—
Change in operating assets and liabilities:
Accounts receivable	(5,756)	1,959
Prepaid expenses and other current assets	(2,859)	818
Inventory	(6,257)	(2,368)
Accounts payable	3,231	(924)
Accrued expenses and other current liabilities	1,714	(1,763)
Lease liabilities and other long-term liabilities	(689)	(1,295)
Net cash used in operating activities	(108,235)	(90,694)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development, net of cash acquired	(4,653)	—
Purchases of property and equipment and other assets	(886)	(1,942)
Proceeds from sale of property and equipment	92	—
Purchases of short-term investments	—	(113,592)
Proceeds from sales or maturities of short-term investments	76,250	37,325
Net cash provided by (used in) investing activities	70,803	(78,209)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs of $2,218	77,782	—
Payment of principal, prepayment premium and exit fee on debt	(78,010)	—
Proceeds from common stock offerings, net of offering costs	41,232	158,557
Payment of principal on finance lease	(35)	(32)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,585	2,103
Net cash provided by financing activities	42,554	160,628
Net increase (decrease) in cash, cash equivalents and restricted cash:	5,122	(8,275)
Cash, cash equivalents and restricted cash at beginning of period	89,756	98,031
Cash, cash equivalents and restricted cash at end of period	$94,878	$89,756
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$94,878	$89,756
Less restricted cash (Notes 10 and 11)	(2,742)	(12,492)
Cash and cash equivalents at end of period	$92,136	$77,264

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$139	$130

Supplemental disclosure:
Cash paid for interest	$6,837	$7,528
Right-of-use assets obtained in exchange of operating lease obligations	1,210	—

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1: Nature of business

Nature of Business— Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. The Company has worldwide rights to a portfolio of innovative products and product candidates that include two marketed products utilizing its proprietary mucus penetrating particle drug delivery technology, which it refers to as its AMPPLIFY® technology, to address medical needs for the front of the eye. The Company’s product candidates and programs include a proprietary regenerative biotherapy for severe ocular diseases and a pipeline of preclinical new chemical entities (“NCEs”), targeted to address front and back of the eye diseases.

The Company’s two marketed products are EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products apply the Company’s AMPPLIFY technology to loteprednol etabonate, a corticosteroid designed for ocular applications. The AMPPLIFY technology uses selectively-sized nanoparticles that each have a proprietary coating. The Company believes that these two key attributes enable even distribution of drug particles on mucosal surfaces and significantly increase drug delivery to target tissues by enhancing mobility of drug particles through mucus and preventing drug particles from becoming trapped and eliminated by mucus.

In January 2019, the Company launched its first commercial product, INVELTYS, in the United States and began shipping its second commercial product, EYSUVIS, to wholesalers in the United States in late December 2020 with the full promotional launch commencing in early January 2021. The Company is engaged in the commercialization of EYSUVIS and INVELTYS, research and development activities for its clinical-stage product candidate, KPI-012 for the treatment of persistent corneal epithelial defects (“PCED”), raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high-risk, research and development of pharmaceutical product candidates and launching products for the first time. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to successfully commercialize its products, the success of its research and development efforts, its ability to obtain regulatory approval of its product candidates, its ability to raise additional capital when needed and, ultimately, attain profitable operations.

The Company is also progressing its pipeline of proprietary NCE preclinical development programs targeted to address both front and back of the eye diseases. These preclinical development programs include KPI-287, its receptor Tyrosine Kinase Inhibitor and its selective glucocorticoid receptor modulators (“SEGRMs”).

KPI-287 is designed to inhibit the vascular endothelial growth factor and platelet derived growth factor pathways, and is administered by suprachoroidal injection for the treatment of retinal diseases, including wet age-related macular degeneration, diabetic macular edema, and retinal vein occlusion. SEGRMs are a novel class of therapies designed to modify the downstream activity of the glucocorticoid receptors to exhibit the anti-inflammatory and immunomodulatory properties of the corticosteroid class of therapies while markedly reducing their associated side effects, which we are developing for the treatment of inflammatory diseases.

Combangio, Inc. Acquisition—On November 15, 2021, the Company and its newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc. (the “Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Combangio, Inc. (“Combangio”) and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming a direct wholly owned subsidiary of the Company (the “Acquisition”). Combangio is a clinical-stage biotechnology company focused on developing regenerative biotherapeutics for severe ocular diseases based on mesenchymal stem cell

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

(“MSCs”) secretomes, including, its lead product candidate, CMB-012 for the treatment of PCED. Following the Acquisition, the Company refers to CMB-012 as KPI-012.

Refer to Note 3 for further discussion of the Acquisition.

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

On March 11, 2020, the Company sold 16,000,000 shares of its common stock (the “2020 Offering Shares”) in an underwritten offering (the “2020 Offering”), pursuant to the 2018 Shelf Registration, at a public offering price of $7.89 per share, resulting in net proceeds of $118,207, after underwriting discounts, commissions, and offering expenses. In addition, the underwriters of the 2020 Offering were granted the option for a period of 30 days to purchase up to an additional 2,400,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions and offering expenses. On April 3, 2020, the underwriters exercised their option and purchased an additional 979,371 shares of common stock at $7.89 per share, resulting in net proceeds to the Company of $7,216, after underwriting discounts, commissions, and offering expenses. The total number of shares sold by the Company in the 2020 Offering was 16,979,371, resulting in total net proceeds to the Company, after underwriting discounts, commissions, and offering expenses, of $125,423. Under the 2018 Shelf Registration, which expired in August 2021, the Company issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds of $231,666.

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement with Jefferies pursuant to which it may issue and sell, from time to time, up to an aggregate of $75,000 of its common stock under its ATM Offering through Jefferies, as a sales agent. During the fourth quarter of 2020, the Company issued an aggregate of 2,821,059 shares of its common stock under the ATM Offering, resulting in net proceeds of $20,612. During the year ended December 31, 2021, the Company issued and sold an additional 5,760,198 shares of its common stock under its ATM Offering resulting in net proceeds of $41,232. As of December 31, 2021, there were $11,344 of shares of common stock remaining under the ATM Offering, and excluding the shares of common stock that may be offered under the ATM Offering, there was approximately $275,000 of securities available to be issued under the 2020 Shelf Registration.

Refer to Note 11 for a discussion of debt financing activity.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

COVID-19 – In order to safeguard the health of its employees from the ongoing novel coronavirus pandemic, or COVID-19, the Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state and local governments, regarding working-from-home practices for non-essential employees. The Company previously suspended its sales force from substantially all in-person interactions with physicians and was limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, the Company’s sales force resumed substantially all in-person interactions in the field, but if the Company suspends all or some in-person interactions with physicians in the future, or to the extent physicians limit in-person interactions, the Company may be limited to conducting educational and promotional activities virtually, which may continue to hamper its ability to market and commercialize EYSUVIS and INVELTYS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and the Company believes the pandemic has impacted, and may continue to impact, the launch of EYSUVIS. The Company also does not know the extent to which the COVID-19 pandemic will impact its development of KPI-012 or any other product candidate we develop. The extent of the impact of the COVID-19 pandemic on the Company’s commercialization efforts of EYSUVIS and INVELTYS, its clinical development of KPI-012 and its preclinical developments programs, and its operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on its customers, employees, vendors and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Kala Pharmaceuticals, Inc. and its wholly owned subsidiaries, Kala Pharmaceuticals Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, and Combangio, Inc. All intercompany transactions and balances have been eliminated.

Basis of Presentation—The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated only limited revenues to date from product sales and has incurred recurring losses and negative cash flows from operations, including a net loss of $142,605 and $104,327, for the years ended December 31, 2021 and 2020, respectively, and used cash in operations of $108,235 and $90,694, in the years ended December 31, 2021 and 2020, respectively. The Company has financed its operations to date primarily through proceeds from its initial public offering of common stock (“IPO”), follow-on public offerings of common stock and sales of its common stock under its ATM Offering facility, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, (the “Loan Agreement”), convertible promissory notes and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. The Company expects to continue to incur significant expenses and operating losses. Net losses may fluctuate from quarter-to-quarter and year-to-year.

The Company expects that its cash and cash equivalents as of December 31, 2021, together with anticipated net revenue from sales of EYSUVIS and INVELTYS, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least 12 months from the date these consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

that the consolidated financial statements are issued. The Company believes the COVID-19 pandemic has impacted and may continue to impact anticipated net revenues in the future. As a result, the Company could deplete its available capital resources sooner than it currently expects.

Use of Estimates— The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions relied upon in preparing these consolidated financial statements relate to, but are not limited to, revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, contingent consideration and acquired in-process research and development (“IPR&D”), stock-based compensation, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the years ended December 31, 2021 and 2020:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of January 1, 2020	$1,783	$180	$10,044
Provision related to current period sales	3,937	207	23,265
Changes in estimate related to prior period sales	21	213	74
Credit/payments made	(4,584)	—	(28,479)
Balance as of December 31, 2020	$1,157	$600	$4,904
Provision related to current period sales	9,443	973	48,007
Changes in estimate related to prior period sales	44	1,338	(646)
Credit/payments made	(7,972)	(1,771)	(40,985)
Balance as of December 31, 2021	$2,672	$1,140	$11,280
(1)	Trade discounts, allowances and chargebacks include fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable on the Company’s consolidated balance sheets.
(2)	Estimated provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
(3)	Rebates and incentives include managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

As of December 31, 2021 and 2020, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

The Company recorded no allowance for doubtful accounts as of December 31, 2021 or December 31, 2020. The Company recorded an allowance of $2,672 and $1,157 for expected sales discounts, related to prompt pay discounts and other discounts, contractual fee for service arrangements and chargebacks, to wholesalers and distributors as of December 31, 2021 and December 31, 2020, respectively.

Acquired IPR&D—A key provision within ASC 805, Business Combinations, is the single or similar asset threshold. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired set is not a business. In evaluating the Acquisition, the Company concluded that substantially all of the fair value of the gross assets acquired was concentrated in a single asset, KPI-012, and the Company accounted for the transaction as an asset acquisition.

Acquired IPR&D expense consists of the initial up-front payments and any future milestone payments that are recorded at fair value incurred in connection with the acquisition or licensing of product candidates that do not meet the definition of a business. Acquired IPR&D is expensed immediately in the period in which it is incurred. For the year ended December 31, 2021, the Company recorded an expense for the IPR&D acquired in the Acquisition of $26,617 as there is no alternative future use.

Contingent Consideration—In addition to upfront consideration and Deferred Purchase Consideration (as defined below) (see Note 3), the Company’s asset acquisitions may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. The Company assesses whether such contingent consideration is required to be recorded at fair value on the date of the acquisition and subsequently remeasured to fair value at each reporting date. Contingent consideration payments in an asset acquisition not required to be accounted for at fair value are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Changes to contingent consideration obligations can result from changes to discount rates, accretion of the liability due to the passage of time, changes in our estimates of the likelihood or timing of achieving certain milestones. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss.

Cost of Product Revenues—The cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory as well as excess or obsolete inventory, and other manufacturing overhead costs. The Company recorded the cost of product revenues related to INVELTYS as research and development expenses prior to regulatory approval and recorded the cost of product revenues related to EYSUVIS as research and development expenses prior to the determination that FDA approval was probable and before the future economic benefit of the drug was expected to be realized.

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

Three Customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2021 and 2020. These Customers comprised 44%, 31% and 24% of the accounts receivable balance, respectively, as of December 31, 2021 and 39%, 33% and 25% of the accounts receivable balance, respectively, as of December 31, 2020. To date, losses with respect to the collection of the Company’s accounts receivable have been de minimis and the Company believes that its entire accounts receivable balances is collectible as of December 31, 2021. The same three Customers comprised 10% or more of the Company’s revenue during the years ended December 31, 2021 and 2020. These Customers comprised 48%, 29% and 22% of revenue, respectively, during the year ended December 31, 2021 and 40%, 29% and 28% of revenue, respectively, during the year ended December 31, 2020. The Company has no financial instruments with off-balance sheet risk of loss.

Cash Equivalents—The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Restricted Cash—As of December 31, 2021, the Company had short-term restricted cash of $2,042, which represented cash held to serve as collateral for its facility lease in Watertown, Massachusetts (see Note 10) and long-term restricted cash of $700 which primarily represented cash held to serve as collateral for its vehicle fleet lease (see Note 10). As of December 31, 2020, the Company had long-term restricted cash of $12,492, which represented cash held to satisfy its prior financial covenant (see Note 11) and serve as collateral for the Company’s vehicle fleet lease, credit cards and its facility lease in Watertown, Massachusetts (see Note 10).

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

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The Company did not record any such impairments during the years ended December 31, 2021 or 2020.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, including quality control and assurance reserves for defective inventories, and also writes-down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenues, unless associated with the Company’s samples inventory, in which case the charges are recorded to selling, general and administrative expense. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of product revenues in the consolidated statements of operations and comprehensive loss.

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

Leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one-year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company’s facilities operating leases had lease and non-lease components which the Company has elected to use the practical expedient and account for each lease component and related non-lease component as one single component. The lease component

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

resulted in a right-of-use asset being recorded on the consolidated balance sheets and amortized as lease expense on a straight-line basis to the consolidated statements of operations and comprehensive loss.

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

Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2021 and 2020, advertising expenses were $11,962 and $7,593, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, the assets are recorded at the lesser of the carrying value or fair value. For the year ended December 31, 2021, impairment charges recorded were de minimis. For the year ended December 31, 2020, no impairment charges were recorded.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to its own historical volatility and will continue to do so until it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. The fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equal to the closing sale price of the Company’s common stock on the date of grant.

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

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and unvested RSUs and PSUs. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020. (See Note 15).

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be Smaller Reporting Companies (“SRCs”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and for all other entities, including SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-13, beginning January 1, 2023, on its consolidated financial statements. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Note 3: Acquisition of Combangio, Inc.

In connection with the closing of the Acquisition on November 15, 2021 (the “Closing”), the Company made an upfront payment of an aggregate of $5,000 in cash to former Combangio stockholders and other equityholders (the “Combangio Equityholders”), subject to customary adjustments, and agreed to issue an aggregate of 7,788,637 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to the Combangio Equityholders with an aggregate value of approximately $16,123, consisting of (i) an aggregate of 6,815,072 shares of common stock issued on January 3, 2022 (the “Upfront Shares”) and (ii) an aggregate of 973,565 shares of common stock that have been held back by the Company and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders (the “Holdback Shares”) on the date that is fifteen months after the Closing (the “Escrow Release Date). The aggregate value of the Deferred Purchase Consideration was calculated using the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 12, 2021, the last trading day prior to the Closing.

In addition, pursuant to the Merger Agreement, the Combangio Equityholders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from the Company the following contingent consideration (the “Contingent Consideration”):

●	up to $105,000 in contingent milestone consideration, of which (i) $2,300 would become payable in cash and $2,700 would be payable in shares of the Company’s common stock upon the first patient dosed with any product candidate whose active ingredient comprises one or more biological factors secreted by MSCs or their progenitors, including KPI-012 (the “Product Candidate”) in a Phase 2 clinical trial (the “Dosing Milestone”), (ii) $2,300 would become payable in cash and $2,700 would be payable in shares of the Company’s common stock upon the first patient dosed with a Product Candidate in a pivotal clinical trial, (iii) $12,500 would become payable (with up to $6,250 payable, at the option of the Company, in shares of the Company’s common stock and the remainder in cash) upon regulatory approval by the U.S. Food and Drug Administration (the “FDA”) of marketing and sale of a Product Candidate in the United States, subject to certain specified

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

reductions; (iv) $17,500 would become payable (with up to $8,750 payable, at the option of the Company, in shares of the Company’s common stock and the remainder in cash) upon the first commercial sale of a Product Candidate in the United States, subject to certain specified reductions, and (v) an aggregate of up to $65,000 would become payable in cash upon the achievement of specified sales milestones;
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

If the issuance of the Deferred Purchase Consideration or any Contingent Stock Consideration would result in the aggregate number of shares of the Company’s common stock issued under the Merger Agreement equaling or exceeding 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to the Closing (the “Share Cap”), then the Company will be required to pay the portion of the Deferred Purchase Consideration or any Contingent Stock Consideration in excess of the Share Cap in cash. If the aggregate amount of Contingent Cash Consideration payable in any calendar year (after giving effect to the Share Cap) exceeds $2,500 (the “Excess Cash Cap”), such excess portion (“Carry Forward Contingent Cash Consideration”) will be carried forward and, subject to application of the Excess Cash Cap in the following calendar year, become payable on the first business day of the following calendar year. Any Carry Forward Contingent Cash Consideration outstanding on June 1, 2026 is payable in full on June 1, 2026.

For accounting purposes, the transaction was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single asset, KPI-012.

Pursuant to the Merger Agreement, following the Acquisition, the Company owns 100% of the outstanding common stock of Combangio. The cost of the Acquisition, which represents the total consideration transferred to Combangio stockholders in the Acquisition consists of the following:

Cash	$3,821
Transaction expenses	901
Deferred Purchase Consideration (1)	13,698
Contingent consideration (2)	8,658
Total consideration	$27,078
(1)	Deferred Purchase Consideration consists of 6,815,072 Upfront Shares issued on January 3, 2022 recorded at $1.79 per share and 973,565 Holdback Shares, which will not be issued until the Escrow Release Date of February 15, 2023 recorded at $1.58 per share based on the transaction date fair value.
(2)
Contingent consideration consists of the fair value of certain milestone payments. The total potential maximum payout for the milestone payments, which are recorded at fair value is $40,000 and such milestone payments and are contingent upon the achievement of specified development and regulatory milestones. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of December 31, 2021, such contingencies have not been recorded in the Company’s financial statements.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following is the allocation of the purchase consideration based on the fair value of assets acquired and the liabilities assumed by the Company in the Acquisition:

Cash and cash equivalents	$69
Prepaid expense and other current assets	121
Property and equipment	38
Other assets	46
Workforce	307
Acquired in-process research and development	26,617
Liabilities	(120)
Total consideration	$27,078

Note 4: Fair Value of Financial Instruments

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

The Company’s financial instruments as of December 31, 2021 consisted primarily of cash equivalents and contingent consideration. The Company’s financial instruments as of December 31, 2020 consisted primarily of cash equivalents and short-term investments in money market funds and short-term securities. Cash equivalents, short-term investments and contingent consideration are reported at their respective fair values on the Company’s consolidated balance sheets. See Note 5, “Investments” for additional information.

As discussed in Notes 2 and 3, the Company acquired Combangio in November 2021 and in connection with the closing of the Acquisition, the Company agreed to issue Deferred Purchase Consideration for which the Company has established liabilities for these considerations. The Deferred Purchase Consideration related to the Acquisition is measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Changes in these estimates and assumptions could have a significant impact on the fair value of the Deferred Purchase Consideration. Any change in the fair value of the Deferred Purchase Consideration is included in loss from operations in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2021, the change in the fair value of the Deferred Purchase Consideration was $5,805 primarily due to the change in the fair value of the underlying stock price and is recognized as the gain on fair value remeasurement of deferred purchase consideration in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Additionally, the purchase price of the Acquisition included potential future payments that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to recorded at fair value. Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2021, the change in the fair value of the contingent consideration liabilities was de minimis.

The following table sets forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of December 31, 2021 and 2020:

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$86,135	$86,135	$—	$—
Total Assets	$86,135	$86,135	$—	$—
Liabilities:
Deferred purchase consideration	$7,892	$—	$—	$7,892
Contingent consideration	8,658	—	—	8,658
Total Liabilities	$16,550	$—	$—	$16,550

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$63,811	$63,811	$—	$—
Short-term investments	76,276	76,276	—	—
Total Assets	$140,087	$140,087	$—	$—

The following tables summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of December 31, 2021:

	Fair Value at
	December 31,			Range
Financial Instrument	2021	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$7,892	Option pricing model	Discount for lack of marketability	15.0% - 25.0% (20.0%)

Contingent consideration	8,658	Probability-adjusted	Period of expected milestone achievement	2022 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	18.9% - 90.0% (42.5%)
			Discount rate	10.3%
			Discount for lack of marketability	12.0%

During the year ended December 31, 2021 and 2020 there were no transfers between Level 1, Level 2, and Level 3.

The carrying value reported on the accompanying consolidated balance sheets of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term nature. Management believes that the Company’s long-term debt (see Note 11) bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value of long-term debt, also approximates its fair value.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 5: Investments

The Company held no short-term investments as of December 31, 2021. Investments by security type consisted of the following as of December 31, 2020:

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

Note 6: Inventory

Inventory consists of the following:

	December 31,	December 31,
	2021	2020

Raw materials	$1,328	$801
Work in progress	9,799	6,437
Finished goods	7,090	4,210
Total inventory	$18,217	$11,448

As of December 31, 2021, the Company had $8,639 of current inventory and $9,578 of long-term inventory. As of December 31, 2020, the Company had $5,229 of current inventory and $6,219 of long-term inventory.

Note 7: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, consists of the following:

	December 31,	December 31,
	2021	2020

Non-trade receivables	$2,110	$250
Insurance	1,307	1,201
Deposits	911	606
Other	1,876	949
Prepaid expenses and other current assets	$6,204	$3,006

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 8: Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2021	2020

Equipment	$2,647	$2,652
Computer hardware and software	1,184	1,108
Furniture and office equipment	37	1,144
Leasehold improvements	—	356
Construction in progress	1,715	1,330
Property and equipment—at cost	5,583	6,590
Less: Accumulated depreciation	(2,861)	(3,424)
Property and equipment—net	$2,722	$3,166

Depreciation expense for the years ended December 31, 2021 and 2020 was $933 and $908, respectively.

In connection with the lease termination agreement entered into in November 2021 to accelerate the lease termination of the Company’s Watertown Lease (as defined below) (see Note 10), the Company disposed of and sold certain property and equipment. Additionally, in conjunction with the termination of the Watertown Lease, the Company had $211 of assets held for sale as of December 31, 2021 included within prepaid expenses and other current assets on the consolidated balance sheet, which were subsequently sold in the first quarter of 2022.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 9: Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020

Accrued revenue reserves (1)	$10,300	$5,224
Compensation and benefits	6,324	9,676
Commercial costs	2,134	2,103
Professional services	881	926
Contract manufacturing	396	336
Development costs	127	154
Other	824	552
Accrued expenses	$20,986	$18,971
(1)	As of December 31, 2021 and 2020, $2,120 and $280 of additional revenue reserves were in accounts payable, respectively.

Note 10: Lease

Operating leases

Terminated Watertown Lease

On February 28, 2018, the Company entered into a lease agreement with 480 Arsenal Group LLC for the lease of a portion of the building located at 490 Arsenal Way Watertown, Massachusetts (the “Watertown Lease”). The initial term of the Watertown Lease was eight years with an option to extend for an additional five years, which were recognized as part of the Company’s right-of-use asset and lease liability. The Company occupied the premises in Watertown in early 2019 as its corporate headquarters and for research and development. The lease commencement date was November 15, 2018 and the Company concluded that it controlled the space, as of the lease commencement date.

On November 12, 2021, the Company entered into the Lease Termination Agreement with the landlord of the Watertown Lease, which Lease Termination Agreement was amended on December 22, 2021, modifying the lease to accelerate the lease termination date to January 11, 2022 (the “Lease Termination Date”). Under the terms of the Lease Termination Agreement, the Company was entitled to receive a payment of $2,000 due from the landlord in January 2022, which was collected after December 31, 2021. The Company was obligated to make rent payments outlined in the lease agreement until the Lease Termination Date.

In connection with the signing of the Lease Termination Agreement, the Company remeasured the lease liability and right-of-use asset and recognized a gain of approximately $1,311, which is included in gain on lease modification in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Additionally, pursuant to the Lease Termination Agreement, $2,042 of restricted cash was released on the Lease Termination Date that was pledged as collateral under a letter of credit with cash on deposit required by the terminated lease. The restricted cash was included within short-term restricted cash on the consolidated balance sheet as of December 31, 2021 and included within restricted cash and other long-term assets on the consolidated balance sheet as of December 31, 2020.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it currently leases approximately 65 vehicles. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450, which is reported as restricted cash on the consolidated balance sheets as of December 31, 2021 and December 31, 2020. The Vehicle Fleet Lease has an expected term of three years, which commenced upon the delivery of the vehicles in March 2019.

During the year ended December 31, 2021, the Company modified the Vehicle Fleet Lease to add 54 additional vehicles to the fleet. The new component of the lease has an expected term of approximately three years, which commenced upon the delivery of the additional vehicles in March 2021.

The components of lease expense and related cash flows were as follows:

	Year Ended
	December 31,
	2021	2020
Lease cost
Operating lease cost	$3,822	$4,741
Short-term lease cost	20	—
Variable lease cost	2,270	1,848
Total lease cost	$6,112	$6,589

Operating cash outflows from operating leases	$7,350	$5,981

Maturities of lease liability due under these operating lease agreements as of December 31, 2021 are as follows:

Years Ending December 31,
2022	$727
2023	406
2024	141
Total minimum lease payments	1,274
Less: amount representing interest	(15)
Present value of lease liabilities	$1,259

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	December 31,	December 31,
	2021	2020
Weighted average remaining lease term	2.4 years	10.3 years
Weighted average discount rate	2.6%	9.8%

Note 11: Debt

Athyrium Credit Facility

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”) with Athyrium Opportunities III Acquisition LP (“Athyrium”) for up to $110,000. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75,000 (the “Term Loan A”), and a Term Loan B in the aggregate principal amount of $35,000 (the “Term Loan B”). On October 1, 2018, the Company borrowed the entire principal

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

amount of the Term Loan A which bore interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The maturity date of the Athyrium Credit Facility was October 1, 2024, the six-year anniversary of the close.

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

Oxford Finance Loan and Security Agreement

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

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of December 31, 2021. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs were amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2021, the effective interest rate was 10.41%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the year ended December 31, 2021, the Company recognized interest expense of $7,446 for the Loan Agreement and the Athyrium Credit Facility. This consisted of amortization of debt discount of $613 and the contractual coupon interest expense of $6,833. During the year ended December 31, 2020, the Company recognized interest expense of $8,440 for the Athyrium Credit Facility. This consisted of amortization of debt discount of $910 and the contractual coupon interest expense of $7,530.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The components of the carrying value of the debt as of December 31, 2021 and December 31, 2020 are detailed below:

	December 31,	December 31,
	2021	2020
Principal loan balance	$80,000	$75,000
Unamortized debt discount and issuance cost	(1,927)	(3,088)
Cumulative accretion of exit fee	856	331
Long-term debt, net	$78,929	$72,243

The annual principal payments due under the Loan Agreement as of December 31, 2021 were as follows:

Years Ending December 31,
2022	$—
2023	—
2024	4,445
2025	53,333
2026	22,222
Total	$80,000

Note 12: Warrants

The Company has issued warrants in connection with debt transactions that were completed prior to 2017.

In connection with and in consideration for the commitment of the Athyrium Credit Facility, on October 1, 2018, the Company issued to Athyrium the Warrant as described in Note 11.

The following table summarizes the common stock warrants outstanding as of December 31, 2021 and 2020, each exercisable into the number of shares of common stock set forth below as of the specified dates:

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

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 13: Common and Preferred Stock

Preferred Stock

The Company was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2021 and 2020. There was no preferred stock outstanding as of December 31, 2021 and 2020.

Common Stock

The Company was authorized to issue up to 120,000,000 shares of common stock with a $0.001 par value per share as of December 31, 2021 and 2020. The Company had 65,500,275 and 58,915,375 shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively.

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

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Reserved Shares

As of December 31, 2021 and 2020, the Company has reserved shares of common stock for issuance upon exercise of rights under warrants, under the Amended and Restated 2017 Employee Stock Purchase Plan (as amended, the “ESPP”), upon the exercise of stock options, upon the vesting of RSUs and PSUs and upon the issuance of Upfront Shares and Holdback Shares in connection with the Acquisition as follows (see Note 14):

	December 31,	December 31,
	2021	2020
Warrant rights to acquire common stock	215,172	248,505
ESPP	798,201	484,772
Outstanding inducement stock option awards	1,291,909	945,842
2009 Plan	2,142,661	2,251,570
2017 Plan	9,734,830	7,813,784
Deferred Purchase Consideration	7,788,637	—
Total	21,971,410	11,744,473

Note 14: Stock-based Compensation

Stock Incentive Plans

In December 2009, the Board adopted the 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Plan”) for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors. Upon the closing of the Company’s IPO, no further awards will be made under the 2009 Plan.

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective. The 2017 Plan was established to provide equity-based ownership opportunities for employees, officers, directors, consultants, and advisors. On June 25, 2020, the 2017 Plan was amended to increase the number of shares of common stock authorized for issuance thereunder by 2,000,000 shares. As of December 31, 2021, there were 2,266,601 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to an additional 2,142,661 shares, which is the number of shares issuable pursuant to outstanding awards granted under the 2009 Plan.

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

Inducement Stock Option Awards

During the years ended December 31, 2021 and December 31, 2020, the Company granted non-statutory stock options to purchase an aggregate of 649,400 shares and 350,800 shares of the Company’s common stock, respectively, to new employees. These stock options will vest over a four-year period, with 25% of the shares underlying each option

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

award vesting on the one-year anniversary of the applicable employees’ new hire date and the remaining 75% of the shares underlying each option award vesting monthly thereafter for three-years. Vesting of each option award is subject to such employee’s continued service with the Company through the applicable vesting dates. These stock options were granted outside of the 2017 Plan as an inducement material to each employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of option activity for employee awards under the 2009 Plan, the 2017 Plan and inducement grants for the year ended December 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding as of January 1, 2021	8,745,127	$7.03	7.3	$16,275
Granted	2,239,664	5.66
Exercised	(88,888)	2.79
Forfeited	(894,973)	6.92
Outstanding as of December 31, 2021	10,000,930	$6.77	6.4	$14
Vested or expected to vest as of December 31, 2021	10,000,930	$6.77	6.4	$14
Options exercisable as of December 31, 2021	6,826,887	$7.49	5.5	$14

The Company records stock-based compensation related to stock options granted at fair value. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted during the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021			2020
Expected volatility	72.7%	–	74.2%	79.6%	–	82.5%
Risk-free interest rate	0.50%	–	1.39%	0.37%	–	1.73%
Expected dividend yield		0%			0%
Expected term (in years)	5.13	–	6.10	5.91	–	6.08

The Company derived the risk-free interest rate assumption from the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The Company based the expected dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the expected term of options using the simplified method, as the Company lacks relevant historical data due to the Company’s limited operating experience. The expected volatility is based upon the historical volatility of the Company as well as the volatility of comparable companies with publicly available share prices. The impact of forfeitures on compensation expense is recorded as they occur.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The weighted average grant-date fair value of options granted during the years ended December 31, 2021 and 2020, was $3.63 and $3.20, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. As of December 31, 2021, there was $10,408 of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted-average period of 2.40 years. Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended
	December 31,
	2021	2020
Cost of product revenues	$169	$92
Research and development	3,145	3,083
Selling, general and administrative	12,774	10,137
Total	$16,088	$13,312

Stock-based compensation costs capitalized into inventory totaled $1,157 and $888 for the years ended December 31, 2021 and 2020, respectively. Capitalized stock-based compensation is recognized as an expense in cost of product revenues when the related product is sold or in selling, general and administrative expense when the related product is designated as a sample.

The Company received cash proceeds from the exercise of stock options of $248 and $1,087 during the years ended December 31, 2021 and 2020, respectively. The total intrinsic value of options exercised for the year ended December 31, 2021 and 2020, was $406 and $2,124, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units—In June 2020, the Company issued RSUs to certain executives and Board members, as well as PSUs to certain executives and other employees. In 2020, the Company granted 135,560 RSUs to certain executives which vest 50% on the first anniversary of the grant date, and 50% on the second anniversary of the grant date. Additionally, the Company issued 128,000 RSUs to members of the Board which vested upon the date of the 2021 Annual Meeting of Stockholders. In 2020, the Company issued 693,537 PSUs to certain executives and other employees tied to certain performance criteria, which will vest, if at all, as to 50% on the first anniversary of satisfying the performance criteria and the remaining 50% vesting upon the second anniversary of satisfying the performance criteria. The Company has determined that the performance criteria for these awards has been achieved but not all of the awards have vested as of December 31, 2021.

In 2021, the Company issued 431,333 RSUs to certain executives and other employees which will vest no sooner than one-third per year over three years on the anniversary of the date of grant as well as 125,000 RSUs to members of the Board which will vest upon the earlier of the first anniversary of the 2021 Annual Meeting of Stockholders or the date of the 2022 Annual Meeting of Stockholders.

As of December 31, 2021, a total of 813,869 RSUs and PSUs were unvested and outstanding, which results in unrecognized stock-based compensation of $3,291 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.27 years.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A summary of activity for RSUs and PSUs for the year ended December 31, 2021 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested and outstanding balance as of January 1, 2021	942,222	$11.70
Changes during the period:
Granted	556,333	6.51
Vested	(548,090)	$11.35
Forfeited	(136,596)	$9.01
Unvested and outstanding balance as of December 31, 2021	813,869	$8.84
Vested and deferred balance as of December 31, 2021	88,000

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

The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each January 1; the second offering period begins on the first trading day on or after each July 1. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The fair value of the purchase rights granted under the ESPP was estimated on the date of grant, using the Black-Scholes option-pricing model. During the year ended December 31, 2021, employees of the Company purchased an aggregate of 275,724 shares under the ESPP. During the year ended December 31, 2020, employees of the Company purchased an aggregate of 314,397 shares under the ESPP.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 15: Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(142,605)	$(104,327)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	65,202,832	52,377,526

Net loss per share attributable to common stockholders, basic and diluted	$(2.19)	$(1.99)
(1)	Included in the weighted-average common shares outstanding, basic and diluted for the year ended December 31, 2021 is an aggregate of 6,815,072 shares of common stock issued to Combangio Equityholders on January 3, 2022 and an aggregate of 973,565 shares of common stock that have been held back by the Company and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders on the Escrow Release Date of February 15, 2023.

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2021	2020
Options to purchase shares of common stock	10,000,930	8,745,127
Unvested RSUs and PSUs	813,869	942,222
Unexercised warrants	215,172	248,505
	11,029,971	9,935,854

Note 16: Income Taxes

The Company has had no income tax expense due to operating losses incurred for the years ended December 31, 2021 and 2020. The Company has also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Effect of:
Change in valuation allowance	(23.0)	(22.2)
Acquired in-process research and development	(3.9)	—
Stock-based compensation	(1.3)	(0.9)
State income taxes, net of federal benefit	4.8	1.2
Losses limited by Section 382	1.3	—
Research and development tax credits	0.5	0.9
Other	0.6	—
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$102,935	$67,368
Stock-based compensation	8,408	7,413
Capitalized research and development and start-up expenditures	4,615	5,258
Research and development tax credit carryforwards	3,591	2,398
Rebates, incentives, trade discounts and allowances	3,334	2,177
Lease liabilities	321	8,152
Other	1,260	2,609
Total deferred tax assets	$124,464	$95,375
Deferred tax liabilities:
Right-of-use assets	(331)	(7,810)
Total deferred tax liabilities	$(331)	$(7,810)
Valuation allowance	$(124,133)	$(87,565)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $36,568 and $17,492 during the years ended December 31, 2021 and 2020, respectively, due to an increase in the net operating loss carryforwards and research and development tax credits, partially offset by limitations caused by ownership changes under the provisions of Section 382 and Section 383 of the Internal Revenue Code of 1986. Management reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of $364,425 and $243,155, respectively, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2021 and 2020, the Company had state net operating loss carryforwards of $352,863 and $214,989, respectively, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2030. As of December 31, 2021 and 2020, the Company also had federal and state research

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

and development credit carryforwards of approximately $3,591 and $2,398, respectively, which begin to expire in 2040 (federal) and 2035 (state).

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company previously completed an analysis and determined that an ownership change has materially limited the net operating loss carryforwards and research and development tax credits available to offset future tax liabilities, which limitation is reflected in the numbers presented above.

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

As of December 31, 2021 and 2020 the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2021 and 2020.

Note 17: Commitments and Contingencies

JHU License Agreement — In 2009, the Company entered into an exclusive license agreement with The Johns Hopkins University (“JHU”), as amended in November 2012, May 2014, August 2014, October 2014, June 2018, and July 2020, which licensed to the Company a portfolio of specified patent rights and remains in full force and effect. Pursuant to the terms of the agreement, as amended, the Company agreed to pay an initial license fee, minimum annual payments beginning in 2017, certain development and commercial milestone payments, royalties on product sales and reimburse all or a portion of the costs associated with the preparation, filing, prosecution and maintenance of the agreed-upon patents and patent applications to JHU.

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $38. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $113. The Company is obligated to pay JHU low single-digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. During the years ended December 31, 2021 and 2020, amounts paid to JHU for royalties were de minimis. The Company also has an obligation to pay JHU certain one-time development and commercial milestone payments. The Company paid JHU a $150 milestone payment during the year ended December 31, 2021, which was triggered by the first commercial sale of EYSUVIS in the United States in December 2020. Additional amounts paid to JHU during the years ended December 31, 2021 and 2020 were de minimis.

Stanford License Agreement —In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights, or licensed patents, directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products that are covered by the licensed patents (“licensed products”) for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company’s minimum obligations due under its license agreements as of December 31, 2021, are as follows:

Years Ending December 31,
2022	$131
2023	143
2024	143
2025	178
2026	178
Thereafter	1,240
Total minimum license payments	$2,013

Commercial Supply Agreement — The Company entered into a commercial supply agreement with Woodstock Sterile Solutions, Inc. (formerly known as Catalent Pharma Solutions, LLC) to manufacture commercial supplies of EYSUVIS and INVELTYS. The commercial supply agreement contains annual minimum purchase requirements, which follow the contract year from July 1st to June 30th. The minimum purchase requirements increased upon FDA approval of EYSUVIS on October 26, 2020.

The Company has the following minimum purchase obligations for EYSUVIS and INVELTYS:

Years Ending December 31,
2022 (1)	$4,044
2023	6,190
2024	6,380
2025 (2)	9,370
2026 (2)	7,028
Thereafter (2)	14,411
Total minimum purchase commitments	$47,423
(1)	Amount presented is net of amounts paid towards the minimum purchase obligation as of December 31, 2021.
(2)	Beginning with the contract year July 1, 2025 to June 30, 2026, the minimum contract amounts above are 75% of the actual dollar value of the units ordered for commercial products, in the aggregate, in the contract year immediately prior to the applicable contract year. The table above assumes each contract year beginning July 1, 2025, purchases are 75% of the prior year purchases.

Contingencies related to the Merger Agreement—In connection with the acquisition of Combangio, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of December 31, 2021, such contingencies have not been recorded in the Company’s financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

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

As of December 31, 2021 and 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and has no amount accrued related to these contingencies. The Company does not expect these indemnifications to have a material adverse effect on these consolidated financial statements.

Note 18: Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the ‘‘401(k) Plan’’) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits.

The Company made discretionary matching contributions of $612 and $446 to the 401(k) Plan during for the years ended December 31, 2021 and 2020, respectively.