Form 10-Q
period 2022-03-31
Kala Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 72,594,005 shares of Common Stock, $0.001 par value per share, outstanding as of May 13, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Combangio, Inc., or Combangio, which was completed on November 15, 2021, or the Acquisition, pursuant to the Agreement and Plan of Merger dated November 15, 2021, by and among Ceres Merger Sub, Inc., Combangio and the Combangio equityholder representative, or the Merger Agreement, including the estimated costs and potential realization of the expected benefits from the Acquisition;
●	our expectations with respect to, and the amount of, future milestone payments pursuant to the Merger Agreement;
●	our expectations with respect to potential advantages of KPI-012, our lead product candidate, for the treatment of persistent corneal epithelial defects, or PCED;
●	the anticipated and unanticipated costs, fees, expenses and liabilities related to the Acquisition, including the estimated costs for development of KPI-012;
●	our ability to successfully integrate KPI-012 into our business;
●	our commercialization efforts for EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25% and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%;
●	our development efforts for our product candidates, including KPI-012, and our ability to discover and develop new programs and product candidates, including those from our receptor Tyrosine Kinase Inhibitor program and our novel selective glucocorticoid receptor modulators program;
●	the timing, progress and results of clinical trials for KPI-012 and other product candidates, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of an investigational new drug application and biologics license application for KPI-012 and any other product candidate we develop;
●	our estimates regarding potential future revenue from sales of EYSUVIS and INVELTYS and, if approved, KPI-012;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for EYSUVIS, INVELTYS and, if approved, KPI-012;

●	our ability to maintain regulatory approvals for EYSUVIS and INVELTYS and our ability to obtain regulatory approvals for KPI-012;
●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand and anticipated revenue from product sales;
●	the potential advantages of EYSUVIS, INVELTYS and our product candidates, including KPI-012;
●	the rate and degree of market acceptance and clinical utility of our products and KPI-012;
●	our estimates regarding the potential market opportunity for EYSUVIS, INVELTYS and our product candidates, including KPI-012;
●	plans to pursue the development of KPI-012 for indications in addition to PCED;
●	our commercialization, marketing and manufacturing capabilities and strategy for EYSUVIS, INVELTYS and, if approved, KPI-012;
●	our intellectual property position, including intellectual property acquired in the Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers;
●	the impact of COVID-19 on our business and operations; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of March 31, 2022, we had an accumulated deficit of $575.3 million.
●	We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We may fail to realize the anticipated benefits of our acquisition of Combangio, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.
●	The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations and the market for INVELTYS, is believed to have impacted the commercialization of EYSUVIS and could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.
●	EYSUVIS, INVELTYS, KPI-012 or any other product candidate that receives marketing approval may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	Even if we are able to successfully commercialize EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we may develop, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
●	If we are unable to maintain our sales, marketing and distribution capabilities, establish additional capabilities if and when necessary, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we may develop if and when they are approved.

●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. EYSUVIS, INVELTYS, KPI-012 and our product candidates will also compete with existing branded, generic and off-label products.
●	If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to commercialize our products and product candidates, our business will be materially harmed.
●	We contract with third parties for the manufacture of EYSUVIS, INVELTYS and KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	We are committed to purchasing a minimum amount of EYSUVIS and INVELTYS for commercial use which may result in us paying for product in excess of our needs if we are not able to successfully commercialize our products and/or successfully estimate our supply needs.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We may be unable to obtain and maintain patent protection for our technology, products and product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be impaired.
●	EYSUVIS, INVELTYS, KPI-012 and certain aspects of our AMPPLIFY technology are protected by patents exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed. If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.
●	The terms of approvals, ongoing regulations and post-marketing restrictions for our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.
●	Existing enacted and future legislation may increase the difficulty and cost for us to obtain reimbursement for our products and product candidates.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$65,170	$92,136
Short-term investments	4,992	—
Short-term restricted cash	—	2,042
Accounts receivable, net	13,020	15,345
Inventory	10,531	8,639
Prepaid expenses and other current assets	4,542	6,204
Total current assets	98,255	124,366
Non-current assets:
Property and equipment, net	2,704	2,722
Long-term inventory	7,801	9,578
Right-of-use assets	1,385	1,299
Restricted cash and other long-term assets	1,429	1,462
Total assets	$111,574	$139,427
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,218	$4,899
Accrued expenses and other current liabilities	21,239	20,986
Current portion of lease liabilities	625	711
Current portion of contingent consideration	3,668	3,817
Current portion of deferred purchase consideration	1,008	7,009
Total current liabilities	32,758	37,422
Long-term liabilities:
Long-term lease liabilities	737	548
Long-term debt	79,361	78,929
Long-term contingent consideration	4,002	4,841
Long-term deferred purchase consideration	—	883
Total long-term liabilities	84,100	85,201
Total liabilities	116,858	122,623
Commitments and Contingencies (Note 15)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 72,594,005 and 65,500,275 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	73	66
Additional paid-in capital	569,974	559,126
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(575,329)	(542,388)
Total stockholders' (deficit) equity	(5,284)	16,804
Total liabilities and stockholders' (deficit) equity	$111,574	$139,427

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021

Product revenues, net	$1,372	$3,266
Costs and expenses:
Cost of product revenues	775	755
Selling, general and administrative	26,982	27,699
Research and development	4,466	3,126
Loss on fair value remeasurement of deferred purchase consideration	1,051	—
Gain on fair value remeasurement of contingent consideration	(988)	—
Total costs and expenses	32,286	31,580
Loss from operations	(30,914)	(28,314)
Other income (expense):
Interest and other income	8	43
Interest and other expense	(2,035)	(2,141)
Total interest and other expense	(2,027)	(2,098)
Net loss	$(32,941)	$(30,412)
Net loss per share—basic and diluted	$(0.45)	$(0.49)
Weighted average shares outstanding—basic and diluted	73,640,830	61,655,867

Net loss	$(32,941)	$(30,412)
Other comprehensive loss:
Change in unrealized gains on investments	(2)	(1)
Total other comprehensive loss	(2)	(1)
Total comprehensive loss	$(32,943)	$(30,413)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2022
				Accumulated
	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2021	65,500,275	$66	$559,126	$—	$(542,388)	$16,804
Exercise of stock options	5,088	—	3	—	—	3
Issuance of vested restricted stock units	118,464	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	155,106	—	160	—	—	160
Issuance of common stock to satisfy deferred purchase consideration	6,815,072	7	7,929	—	—	7,936
Stock-based compensation expense	—	—	2,756	—	—	2,756
Change in fair value of investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(32,941)	(32,941)
Balance as of March 31, 2022	72,594,005	$73	$569,974	$(2)	$(575,329)	$(5,284)

	Three Months Ended March 31, 2021
				Accumulated
	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	58,915,375	$59	$499,715	$4	$(399,783)	$99,995
Exercise of stock options	68,814	—	184	—	—	184
At the market offering, net of sales agent commission of $991	4,746,072	5	34,704			34,709
Issuance of common stock under employee stock purchase plan	74,847	—	431	—	—	431
Stock-based compensation expense	—	—	4,886	—	—	4,886
Change in fair value of investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(30,412)	(30,412)
Balance as of March 31, 2021	63,805,108	$64	$539,920	$3	$(430,195)	$109,792

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,941)	$(30,412)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	157	248
Non-cash operating lease cost	181	529
Loss on fair value remeasurement of deferred purchase consideration	1,051	—
Gain on fair value remeasurement of contingent consideration	(988)	—
Amortization of debt discount and other non-cash interest	432	278
Stock-based compensation	2,805	4,702
Other non-cash charges	(2)	10
Change in operating assets and liabilities:
Accounts receivable	2,325	(2,602)
Prepaid expenses and other current assets	1,662	373
Inventory	(164)	(2,809)
Accounts payable	1,222	1,237
Accrued expenses and other current liabilities	326	(3,822)
Lease liabilities and other long-term liabilities	(155)	(372)
Net cash used in operating activities	(24,089)	(32,640)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(81)	(219)
Purchases of short-term investments	(4,992)	—
Proceeds from sales or maturities of short-term investments	—	48,250
Net cash (used in) provided by investing activities	(5,073)	48,031
Cash flows from financing activities:
Proceeds from common stock offerings, net of offering costs	—	34,709
Payment of principal on finance lease	(9)	(9)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	163	615
Net cash provided by financing activities	154	35,315
Net (decrease) increase in cash, cash equivalents and restricted cash:	(29,008)	50,706
Cash, cash equivalents and restricted cash at beginning of period	94,878	89,756
Cash, cash equivalents and restricted cash at end of period	$65,870	$140,462
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$65,870	$140,462
Less restricted cash (Notes 8 and 9)	(700)	(12,492)
Cash and cash equivalents at end of period	$65,170	$127,970

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$174	$24

Supplemental disclosure:
Cash paid for interest	$1,603	$1,851
Right-of-use assets obtained in exchange of operating lease obligations	424	1,218

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business— Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. The Company has worldwide rights to a portfolio of innovative products and product candidates that include two marketed products utilizing its proprietary mucus-penetrating particle drug delivery technology, which it refers to as its AMPPLIFY® technology, to address medical needs for the front of the eye. The Company’s product candidates and programs include a proprietary regenerative biotherapy for severe ocular diseases and a pipeline of preclinical new chemical entities (“NCEs”), targeted to address front and back of the eye diseases.

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

In January 2019, the Company launched its first commercial product, INVELTYS, in the United States and began shipping its second commercial product, EYSUVIS, to wholesalers in the United States in late December 2020 with the full promotional launch commencing in early January 2021. The Company is engaged in the commercialization of EYSUVIS and INVELTYS, research and development activities, including for its clinical-stage product candidate, KPI-012 for the treatment of persistent corneal epithelial defects (“PCED”), raising capital and recruiting skilled personnel. The Company is subject to a number of risks similar to those of other companies conducting high-risk, research and development of pharmaceutical product candidates and launching products for the first time. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies and the technical risks associated with the successful research, development and marketing of its product candidates. The Company’s success is dependent upon its ability to successfully commercialize its products, the success of its research and development efforts, its ability to obtain regulatory approval of its product candidates, its ability to raise additional capital when needed and, ultimately, attain profitable operations.

On November 15, 2021, the Company and its newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc. (the “Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Combangio, Inc. (“Combangio”) and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming a direct wholly owned subsidiary of the Company (the “Acquisition”). Combangio is a clinical-stage biotechnology company focused on developing regenerative biotherapeutics for severe ocular diseases based on mesenchymal stem cell secretomes, including, its lead product candidate, CMB-012 for the treatment of PCED. Following the Acquisition, the Company refers to CMB-012 as KPI-012.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

In connection with the closing of the Acquisition, the Company agreed to issue an aggregate of 7,788,637 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to former Combangio stockholders and other equityholders (the “Combangio Equityholders”), consisting of (i) an aggregate of 6,815,072 shares of common stock issued on January 3, 2022 (the “Upfront Shares”) and (ii) an aggregate of 973,565 shares of common stock that have been held back by the Company and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders on the date that is fifteen months after the closing (the “Escrow Release Date”). In addition, the Combangio Equityholders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from the Company the following contingent consideration:

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

The Company is also progressing its pipeline of proprietary NCE preclinical development programs targeted to address both front and back of the eye diseases. These preclinical development programs, include KPI-287, its receptor Tyrosine Kinase Inhibitor and its selective glucocorticoid receptor modulators.

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of March 31, 2022, the Company had an accumulated deficit of $575,329. As the Company commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched its first product, INVELTYS, in January 2019, it has had only limited revenues to date from product sales and has financed operations primarily through proceeds from its initial public offering of common stock (“IPO”), follow-on public common stock offerings and sales of its common stock under its at-the-market offering (“ATM Offering”) facility, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, convertible promissory notes and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to commercialize EYSUVIS and INVELTYS. As a result of the acquisition of Combangio, the Company expects to devote substantial financial resources to the research and development and potential commercialization of KPI-012. Although the Company expects to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and it expects to continue to incur significant expenses and operating losses for at least the next several years, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Company expects that its cash, cash equivalents and short-term investments as of March 31, 2022, together with anticipated net revenue from sales of EYSUVIS and INVELTYS, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. The Company believes the COVID-19 pandemic has impacted and may continue to impact anticipated net revenues in the future. As a result, the Company could deplete its available capital resources sooner than it currently expects.

COVID-19— In order to safeguard the health of its employees from COVID-19, the Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state and local governments, regarding working-from-home practices for non-essential employees. The Company previously suspended its sales force from substantially all in-person interactions with physicians and was limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, the Company’s sales force resumed substantially all in-person interactions in the field, but if the Company suspends all or some in-person interactions with physicians in the future, or to the extent physicians limit in-person interactions, the Company may be limited to conducting educational and promotional activities virtually, which may continue to hamper its ability to market and commercialize EYSUVIS and INVELTYS.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. While surgeries have returned to historical levels, the COVID-19 pandemic had negatively impacted revenues from INVELTYS in prior periods. The COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and the Company believes the pandemic has impacted, and may continue to impact, the launch of EYSUVIS. The Company does not know the extent to which the COVID-19 pandemic will impact its development of KPI-012 or any other product candidate it develops. The extent of the impact of the COVID-19 pandemic on the Company’s commercialization efforts of EYSUVIS and INVELTYS, its clinical development of KPI-012, its preclinical developments programs and its operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on its customers, employees, vendors and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its condensed consolidated results of operations or financial position.

Use of Estimates— The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions relied upon in preparing these condensed consolidated financial statements relate to, but are not limited to, revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, contingent consideration, stock-based compensation, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and unvested RSUs and PSUs. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2022 and 2021. (See Note 13).

Unaudited Interim Financial Information—The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations, statement of stockholders’ equity and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Kala Pharmaceuticals, Inc. and its wholly owned subsidiaries, Kala Pharmaceuticals Security Corporation and Combangio, Inc. All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be Smaller Reporting Companies (“SRCs”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and for all other entities, including SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-13, beginning January 1, 2023, on its consolidated financial statements. The Company does not expect that the adoption of this standard will have a material impact on its condensed consolidated financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company from time to time has short-term investments which are considered financial instruments that are measured on a recurring basis. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

assumptions based on market data (observable inputs) and its own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The Company’s financial instruments as of March 31, 2022 consisted primarily of cash equivalents, short-term investments in U.S. treasury securities and contingent consideration. The Company’s financial instruments as of December 31, 2021 consisted primarily of cash equivalents and contingent consideration. Cash equivalents, short-term investments and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets. See Note 4, “Investments” for additional information.

As discussed in Note 1, the Company acquired Combangio in November 2021 and in connection with the closing of the Acquisition, the Company agreed to issue the Deferred Purchase Consideration. The Company established liabilities for the Deferred Purchase Consideration. The Deferred Purchase Consideration related to the Acquisition is measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Changes in these estimates and assumptions could have a significant impact on the fair value of the Deferred Purchase Consideration. Any change in the fair value of the Deferred Purchase Consideration is included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2022, the Company settled $7,935 of the liability upon the issuance of the Upfront Shares. The change in the fair value of the Deferred Purchase Consideration was $1,051, primarily due to the change in the fair value of the underlying stock price and is recognized as the loss on fair value remeasurement of deferred purchase consideration in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022.

Additionally, the purchase price in connection with the Acquisition included potential future payments that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2022, the change in fair value of the contingent consideration liabilities was $988, primarily due to changes in discount rates, partially offset by the passage of time, and was recognized as a gain on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$61,152	$61,152	$—	$—
Short-term investments	4,992	4,992	—	—
Total Assets	$66,144	$66,144	$—	$—
Liabilities:
Deferred purchase consideration	$1,008	$—	$—	$1,008
Contingent consideration	7,670	—	—	7,670
Total Liabilities	$8,678	$—	$—	$8,678

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$86,135	$86,135	$—	$—
Total Assets	$86,135	$86,135	$—	$—
Liabilities:
Deferred purchase consideration	$7,892	$—	$—	$7,892
Contingent consideration	8,658	—	—	8,658
Total Liabilities	$16,550	$—	$—	$16,550

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of March 31, 2022 and December 31, 2021:

	Fair Value at
	March 31,			Range
Financial Instrument	2022	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$1,008	Option pricing model	Discount for lack of marketability	25%

Contingent consideration	7,670	Probability-adjusted	Period of expected milestone achievement	2022 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	18.9% - 90.0% (42.5%)
			Discount rate	13.0%
			Discount for lack of marketability	20.0%

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

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
Deferred purchase consideration
Beginning balance	$7,892
Fair value adjustments	1,051
Settlements	(7,935)
Ending balance	$1,008

Contingent consideration
Beginning balance	$8,658
Fair value adjustments	(988)
Ending balance	$7,670

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2, and Level 3.

4. INVESTMENTS

Investments by security type consisted of the following as of March 31, 2022:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$4,994	$—	$(2)	$4,992
Total	$4,994	$—	$(2)	$4,992

As of March 31, 2022, all of the Company’s investments had a contractual maturity within one year. The fair value of all of the Company’s investments are classified as short-term on its condensed consolidated balance sheets. The Company held no short-term investments as of December 31, 2021.

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2022 and 2021:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2021	$2,672	$1,140	$11,280
Provision related to current period sales	2,133	210	13,359
Changes in estimate related to prior period sales	(1)	(138)	(242)
Credit/payments made	(3,261)	(415)	(10,108)
Balance as of March 31, 2022	$1,543	$797	$14,289

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2020	$1,157	$600	$4,904
Provision related to current period sales	2,201	245	10,216
Changes in estimate related to prior period sales	3	30	(26)
Credit/payments made	(1,823)	(419)	(7,880)
Balance as of March 31, 2021	$1,538	$456	$7,214
(1)	Trade discounts, allowances and chargebacks include fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable on the Company’s condensed consolidated balance sheets.
(2)	Estimated provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
(3)	Rebates and incentives include managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

The Company recorded no allowance for doubtful accounts as of March 31, 2022 or December 31, 2021. The Company recorded an allowance of $1,543 and $2,672 for expected sales discounts, related to prompt pay discounts and other discounts, contractual fee for service arrangements and chargebacks, to wholesalers and distributors as of March 31, 2022 and December 31, 2021, respectively.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

6. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2022	2021

Raw materials	$1,324	$1,328
Work in progress	9,739	9,799
Finished goods	7,269	7,090
Total inventory	$18,332	$18,217

As of March 31, 2022, the Company had $10,531 of current inventory and $7,801 of long-term inventory. As of December 31, 2021, the Company had $8,639 of current inventory and $9,578 of long-term inventory.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021

Accrued revenue reserves (1)	$11,692	$10,300
Compensation and benefits	4,591	6,324
Commercial costs	1,626	2,134
Professional services	1,313	881
Contract manufacturing	979	396
Development costs	504	127
Other	534	824
Accrued expenses	$21,239	$20,986

(1) There were additional revenue reserves included in accounts payable of $3,394 and $2,120, as of March 31, 2022 and December 31, 2021, respectively.

8. LEASES

Operating leases

Terminated Watertown Lease

On February 28, 2018, the Company entered into a lease agreement with 480 Arsenal Group LLC for the lease of a portion of the building located at 490 Arsenal Way, Watertown, Massachusetts (the “Watertown Lease”). The initial term of the Watertown Lease was eight years with an option to extend for an additional five years, which were recognized as part of the Company’s right-of-use asset and lease liability. The Company occupied the premises in Watertown in early 2019 as its corporate headquarters and for research and development. The lease commencement date was November 15, 2018 and the Company concluded that it controlled the space as of the lease commencement date.

On November 12, 2021, the Company entered into a lease termination agreement (the “Lease Termination Agreement”) with the landlord of the Watertown Lease, which Lease Termination Agreement was amended on December 22, 2021, which modified the lease to accelerate the lease termination date to January 11, 2022 (the “Lease Termination Date”). Under the terms of the Lease Termination Agreement, the Company was entitled to receive a payment of $2,000 due from the landlord in January 2022, which was collected during the three months ended March 31, 2022. The Company was obligated to make rent payments outlined in the lease agreement until the Lease Termination Date.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

In connection with the signing of the Lease Termination Agreement, the Company remeasured the lease liability and right-of-use asset and recognized a gain of approximately $1,311, which was included in gain on lease modification in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Additionally, pursuant to the Lease Termination Agreement, $2,042 of restricted cash was released during the three months ended March 31, 2022 that was pledged as collateral under a letter of credit with cash on deposit. The restricted cash was included within short-term restricted cash on the consolidated balance sheet as of December 31, 2021.

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”). The Vehicle Fleet Lease commenced upon the delivery of the initial vehicles in March 2019 and has been subject to modifications as the number of leased vehicles has increased or decreased. As of March 31, 2022, the Company leased approximately 100 vehicles under the Vehicle Fleet Lease and the remaining lease term is approximately three years. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450, which is reported as restricted cash on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

The components of lease expense and related cash flows were as follows:

	Three Months Ended
	March 31,
	2022	2021
Lease cost
Operating lease cost	$176	$1,216
Short-term lease cost	40	—
Variable lease cost	447	509
Total lease cost	$663	$1,725

Operating cash outflows from operating leases	$719	$1,584

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	March 31,	December 31,
	2022	2021
Weighted average remaining lease term	2.8 years	2.4 years
Weighted average discount rate	2.2%	2.6%

9. DEBT

Athyrium Credit Facility

On October 1, 2018, the Company entered into a credit agreement (the “Athyrium Credit Facility”) with Athyrium Opportunities III Acquisition LP (“Athyrium”) for up to $110,000. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75,000 (the “Term Loan A”), and a Term Loan B in the aggregate principal amount of $35,000 (the “Term Loan B”). On October 1, 2018, the Company borrowed the entire principal amount of the Term Loan A, which bore interest at a rate of 9.875% per annum, with quarterly, interest-only payments until the fourth anniversary of the Term Loan A. The maturity date of the Athyrium Credit Facility was October 1, 2024, the six-year anniversary of the close.

As of March 31, 2021, the unpaid principal balance on the Athyrium Credit Facility was $75,000. On May 4, 2021, the Company repaid all amounts owed under the Athyrium Credit Facility and terminated all commitments by

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Athyrium to extend further credit thereunder and all guarantees and security interests granted by the Company to the lenders thereunder. In connection with the termination of the Athyrium Credit Facility, the Company paid to the lenders a prepayment premium of $2,250 and an exit fee of $750. The transaction resulted in a loss on extinguishment of debt of $5,395 for the year ended December 31, 2021, consisting of the prepayment premium, the unamortized debt discount and issuance costs and the unaccreted exit fee. Additionally, in May 2021, the Company released $10,000 of restricted cash previously recorded to comply with a financial covenant required by the Athyrium Credit Facility.

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

In connection with its entry into the Loan Agreement, the Company granted the Agent a security interest in substantially all of the Company’s personal property owned or later acquired, including intellectual property. The Loan Agreement also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default, including the delisting of our common stock from The Nasdaq Global Select Market. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions.

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of March 31, 2022. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022, the effective interest rate was 10.41%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended March 31, 2022, the Company recognized interest expense of $1,713 for the Loan Agreement and during the three months ended March 31, 2021, the Company recognized interest expense of $2,092 for the Athyrium Credit Facility. This consisted of amortization of debt discount of $113 and $241 for the periods ended March 31, 2022 and March 31, 2021, respectively, and the contractual coupon interest expense of $1,600 and $1,851 for the three months ended March 31, 2022 and March 31, 2021, respectively.

The components of the carrying value of the debt as of March 31, 2022 and December 31, 2021 are detailed below:

	March 31,	December 31,
	2022	2021
Principal loan balance	$80,000	$80,000
Unamortized debt discount and issuance cost	(1,814)	(1,927)
Cumulative accretion of exit fee	1,175	856
Long-term debt, net	$79,361	$78,929

The annual principal payments due under the Loan Agreement as of March 31, 2022 were as follows:

Years Ending December 31,
2022 (remaining nine months)	$—
2023	—
2024	4,445
2025	53,333
2026	22,222
Total	$80,000

10. WARRANTS

The following table summarizes the common stock warrants outstanding as of March 31, 2022 and December 31, 2021, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	March 31,	December 31,
Issued	Price	Date	From	2022	2021
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
				215,172	215,172

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

11. EQUITY FINANCINGS

On August 9, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 27, 2018 (the “2018 Shelf Registration”) and registered up to $250,000 of a variety of securities, including common stock. Under the 2018 Shelf Registration, which expired in August 2021, the Company issued an aggregate of 30,549,976 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds of $231,666.

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement with Jefferies pursuant to which it may issue and sell, from time to time, up to an aggregate of $75,000 of its common stock under its ATM Offering through Jefferies, as a sales agent. Through December 31, 2021, the Company issued and sold an aggregate of 8,581,257 shares of its common stock under the ATM Offering, resulting in net proceeds of $61,843, which included 4,746,072 shares of common stock issued and sold during the three months ended March 31, 2021 resulting in net proceeds of $34,709. The Company did not sell any shares of its common stock under the ATM Offering during the three months ended March 31, 2022. As of March 31, 2022, there were $11,344 of shares of common stock remaining under the ATM Offering and, excluding the shares of common stock that may be offered under the ATM Offering, there was approximately $275,000 of securities available to be issued under the 2020 Shelf Registration.

12. STOCK‑BASED COMPENSATION

During the three months ended March 31, 2022, the Company granted options for the purchase of 3,698,408 shares of common stock including options with performance criteria as described below and 15,000 non-statutory stock options granted to new employees and 345,865 restricted stock units. In January 2022, employees of the Company purchased an aggregate of 155,106 shares under the Employee Stock Purchase Plan.

The assumptions used in determining fair value of the stock options granted during the three months ended March 31, 2022 are as follows:

	Three Months Ended March 31, 2022
Expected volatility	72.9%	–	74.1%
Risk-free interest rate	1.43%	–	1.98%
Expected dividend yield		0%
Expected term (in years)	5.74	–	6.10

During the three months ended March 31, 2022, the weighted average grant-date fair value of options granted was $0.88.

In January 2022, the Company granted stock options to purchase up to 742,500 shares of common stock to certain executives tied to certain performance criteria. The options will vest, if at all, upon satisfying the performance criteria. The Company has assessed the probability of achievement of the performance criteria and has recorded related stock compensation expense to the extent they are determined to be probable as of March 31, 2022.

In June 2020, the Company issued 693,537 PSUs to certain executives and other employees tied to certain performance criteria, which vested as to 50% of the PSUs in October 2021 on the first anniversary of satisfying the performance criteria and the remaining 50% will vest upon the second anniversary of satisfying the performance criteria. The Company has determined that the performance criteria for these awards has been achieved but not all of the awards

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

have vested as of March 31, 2022. As of March 31, 2022, a total of 1,106,702 RSUs and PSUs were outstanding, consisting of 1,018,702 unvested shares and 88,000 vested and deferred shares by directors.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Cost of product revenues	$48	$34
Research and development	525	966
Selling, general and administrative	2,232	3,702
Total	$2,805	$4,702

13. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(32,941)	$(30,412)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	73,640,830	61,655,867

Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.49)
(1)	Included in the weighted-average common shares outstanding, basic and diluted for the three months ended March 31, 2022 is an aggregate of 973,565 shares of common stock that have been held back by the Company and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders on the Escrow Release Date of February 15, 2023.

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2022	2021
Options to purchase shares of common stock	12,856,107	10,120,453
Unvested RSUs and PSUs	1,018,702	1,365,592
Unexercised warrants	215,172	248,505
	14,089,981	11,734,550

14. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2022 and 2021. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of March 31, 2022 and December 31, 2021, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three months ended March 31, 2022 and 2021.

15. COMMITMENTS AND CONTINGENCIES

Johns Hopkins University License Agreement— In 2009, the Company entered into an exclusive license agreement with The Johns Hopkins University (“JHU”), as amended in November 2012, May 2014, August 2014, October 2014, June 2018 and July 2020, which licensed to the Company a portfolio of specified patent rights and remains in full force and effect. Pursuant to the terms of the agreement, as amended, the Company agreed to pay an initial license fee, minimum annual payments beginning in 2017, certain development and commercial milestone payments, royalties on product sales and reimburse all or a portion of the costs associated with the preparation, filing, prosecution and maintenance of the agreed-upon patents and patent applications to JHU.

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $38. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $113. The Company is obligated to pay JHU low single-digit running royalties based upon a percentage of net sales of the licensed products, which is applied to the annual minimum payment. During the three months ended March 31, 2022 and 2021, amounts paid to JHU for royalties were de minimis. The Company also has an obligation to pay JHU certain one-time development and commercial milestone payments. The Company paid JHU a $150 milestone payment during the three months ended March 31, 2021, which was triggered by the first commercial sale of EYSUVIS in the United States in December 2020. Additional amounts paid to JHU during the three months ended March 31, 2022 and 2021 were de minimis.

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. Amounts paid to Stanford in the three months ended March 31, 2022 were de minimis. There were no amounts paid to Stanford in the three months ended March 31, 2021.

Litigation— The Company is not currently subject to any material legal proceedings.

Other Commitments— The Company entered into a commercial supply agreement with Woodstock Sterile Solutions, Inc. (formerly known as Catalent Pharma Solutions, LLC) to manufacture commercial supplies of EYSUVIS and INVELTYS. The commercial supply agreement contains annual minimum purchase requirements, which follow the contract year from July 1st to June 30th.

The Company has the following remaining minimum purchase obligations for EYSUVIS and INVELTYS as of March 31, 2022:

Years Ending December 31,
2022 (remaining nine months) (1)	$3,423
2023	6,190
2024	6,380
2025 (2)	9,370
2026 (2)	7,028
Thereafter (2)	14,411
Total minimum purchase commitments	$46,802
(1)	Amount presented is net of amounts paid towards the minimum purchase obligation as of March 31, 2022.
(2)	Beginning with the contract year July 1, 2025 to June 30, 2026, the minimum contract amounts above are 75% of the actual dollar value of the units ordered for commercial products, in the aggregate, in the contract year immediately prior to the applicable contract year. The table above assumes purchases are 75% of the prior year purchases in each contract year beginning July 1, 2025.

Contingencies related to the Merger Agreement— In connection with the acquisition of Combangio, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of March 31, 2022, such contingencies have not been recorded in the Company’s financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 29, 2022.

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

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies for diseases of the eye. We have worldwide rights to a portfolio of innovative products and product candidates that include two marketed products utilizing our proprietary mucus-penetrating particle drug delivery technology, which we refer to as our AMPPLIFY® technology, to address medical needs for the front of the eye. Our product candidates and programs include a proprietary regenerative biotherapy for severe ocular diseases and a pipeline of preclinical new chemical entities, or NCEs, targeted to address front and back of the eye diseases.

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

INVELTYS is the first and only FDA-approved ocular corticosteroid product with a twice-a-day dosing regimen for the treatment of post-operative inflammation and pain following ocular surgery. The FDA approved INVELTYS in August 2018, and we commercially launched the product in January 2019. INVELTYS has the highest concentration (1%) of lotorednol etabonate on the market in the United States and is formulated with our AMPPLIFY technology, which enables INVELTYS to deliver 3.75x more drug to the target ocular tissue compared to an active comparator. We believe INVELTYS offers advantages over existing post-surgical treatment options.

Upon the consummation of our acquisition of Combangio, Inc., or Combangio, on November 15, 2021, we acquired Combangio’s product candidate, CMB-012, which we now refer to as KPI-012. KPI-012 is our lead product candidate and is currently in clinical development for the treatment of persistent corneal epithelial defects, or PCED, a rare disease of impaired corneal healing. Based on the positive results of a Phase 1b clinical efficacy trial of KPI-012 in patients with PCED, we plan to submit an investigational new drug application to the FDA for KPI-012 and, subject to regulatory clearance, commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022. We believe the multifactorial mechanism of action of KPI-012 also makes it a platform technology, and we are evaluating KPI-012 for potential expansion to indications for rare front of the eye diseases, such as limbal stem cell deficiency, chemical burns and Sjogren’s Syndrome, as well as select rare back of the eye diseases, such as retinitis pigmentosa and optic neuritis. For a further description of our acquisition of Combangio, KPI-012 and PCED, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We are also progressing our pipeline of proprietary NCE preclinical development programs targeted to address both front and back of the eye diseases. These preclinical development programs include KPI-287, our receptor Tyrosine Kinase Inhibitor and our selective glucocorticoid receptor modulators, or SEGRMs.

KPI-287 is designed to inhibit the vascular endothelial growth factor and platelet derived growth factor pathways, and is administered by suprachoroidal injection for the treatment of retinal diseases, including wet age-related macular degeneration, diabetic macular edema and retinal vein occlusion. SEGRMs are a novel class of therapies designed to modify the downstream activity of the glucocorticoid receptors to exhibit the anti-inflammatory and immunomodulatory properties of the corticosteroid class of therapies while markedly reducing their associated side effects, which we are developing for the treatment of inflammatory diseases.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $32.9 million for the three months ended March 31, 2022 and $142.6 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $575.3 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we have had only limited revenues to date from product sales and have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, or ATM Offerings, private placements of preferred stock, borrowings under credit facilities and our Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC, or Oxford Finance, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the acquisition of Combangio, we expect to devote substantial financial resources to the research and development and potential commercialization of KPI-012. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses for at least the next several years, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced, and may in the future continue to significantly reduce, the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. While surgeries have returned to historical levels, the COVID-19 pandemic had negatively impacted revenues from INVELTYS in prior periods. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic has impacted, and may continue to impact, the launch of EYSUVIS. We also do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012 or any other product candidate we develop. The extent of the impact of the COVID-19 pandemic on our commercialization efforts of EYSUVIS and INVELTYS, our clinical development efforts for KPI-012 and our preclinical developments programs, and our operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the full extent of the impact on our customers, employees, vendors and government agencies, all of which are uncertain and cannot be predicted.

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

Beginning in March 2020 and continuing through most of the second quarter of 2020, prescriptions of INVELTYS and revenue had been adversely affected by the ongoing COVID-19 pandemic as federal, state and local governments implemented restrictions on elective procedures, which included most ocular surgeries. While many deferred ocular surgeries have been rescheduled as individual states have released restrictions on elective procedures, prescriptions of INVELTYS and related revenue are still being adversely affected by the ongoing COVID-19 pandemic and we are unable to project the specific timing or potential impact on future revenues given the continued

uncertainty around the impact and duration of the restrictions related to the COVID-19 pandemic. We also cannot quantify the full extent of the impact that the COVID-19 pandemic has had on the commercialization of EYSUVIS or project any future impact. Moreover, KPI-012 is in the early stages of clinical development and all of our other research and development programs are in preclinical development and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate for several years, if at all.

Cost of Product Revenues

Cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory, losses on inventory purchase commitments, and other manufacturing overhead costs. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of product revenues in the condensed consolidated statements of operations and comprehensive loss. We expensed cost of product revenues related to INVELTYS as research and development expenses prior to U.S. regulatory approval, which we received on August 22, 2018. We expensed cost of product revenues related to EYSUVIS as research and development expenses prior to the determination that FDA approval was probable and before the future economic benefit was expected to be realized. With respect to the ongoing COVID-19 pandemic, we expect that the cost of product revenues will be impacted consistent with the negative impact to product revenues, net. However, we are unable to predict the specific timing or specific impact on cost of product revenues given the continued uncertainty around the impact and duration of the restrictions related to the COVID-19 pandemic.

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

We expect that our selling, general and administrative expenses for 2022 will decrease as compared to such expenses for the year ended December 31, 2021 as we have completed the buildout of our commercial infrastructure to support the commercialization of INVELTYS and EYSUVIS, have incurred launch-related expenses during 2021 that we do not expect to incur again in 2022 and have terminated the lease for our corporate headquarters, effective January 11, 2022. We anticipate that our selling, general and administrative expenses will remain largely consistent beyond 2022 and for the foreseeable future as we continue to commercialize EYSUVIS and INVELTYS, support our continued research and development activities and seek marketing approval for our product candidates, including KPI-012. We expect that our selling, general and administrative expenses will increase substantially if and when we pursue the commercialization of KPI-012, if approved, and if we support the commercialization of any other product candidate. Our sales force has resumed substantially all in-person interactions in the field with physicians, which were previously suspended due to the restrictions with respect to the ongoing COVID-19 pandemic. If we are forced to suspend all or some in-person sales force interactions again in the future as a result of the COVID-19 pandemic, selling, general and administrative expenses could be favorably impacted by a reduction in certain expenses associated with the restriction in activities for our sales force and other employees. We are unable to predict the specific amount of this impact if we are forced to resume such restrictions.

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

We expect that our research and development costs for 2022 will increase as compared to such expenses for the year ended December 31, 2021 as we continue to advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates, including KPI-012, KPI-287 and our SEGRM program. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the ongoing COVID-19 pandemic, we may incur reduced research and development costs resulting from any limitations that may be placed on the laboratory facilities that support our early-stage research. However, we are unable to predict the specific amount of this impact, nor are we able to predict the additional costs, if any, associated with personnel safely resuming their full activities.

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

Loss on Fair Value Remeasurement of Deferred Purchase Consideration

In connection with the closing of the acquisition of Combangio on November 15, 2021, or the Closing, we agreed to issue an aggregate of 7,788,637 shares, or the Deferred Purchase Consideration, of our common stock to former Combangio stockholders and other equityholders, or the Combangio Equityholders, consisting of (i) an aggregate of 6,815,072 shares of common stock which were issued on January 3, 2022 and (ii) an aggregate of 973,565 shares of common stock that have been held back by us and will be issuable subject to the terms of the merger agreement to the Combangio Equityholders on the date that is fifteen months after the Closing. We recorded an obligation for such Deferred Purchase Consideration at fair value on the acquisition date. We then revalue our Deferred Purchase Consideration obligations each reporting period. Changes in the fair value of our Deferred Purchase Consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of Deferred Purchase Consideration in our condensed consolidated statements of operations and comprehensive loss.

Gain on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable for our Acquisition includes potential future payments that are contingent upon the achievement of specified development, regulatory and commercialization milestones. We recorded an obligation for such contingent consideration at fair value on the acquisition date. We then revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of operations and comprehensive loss.

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

There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	Change

	(in thousands)
Product revenues, net	$1,372	$3,266	$(1,894)
Costs and expenses:
Cost of product revenues	775	755	20
Selling, general and administrative	26,982	27,699	(717)
Research and development	4,466	3,126	1,340
Loss on fair value remeasurement of deferred purchase consideration	1,051	—	1,051
Gain on fair value remeasurement of contingent consideration	(988)	—	(988)
Total operating expenses	32,286	31,580	706
Loss from operations	(30,914)	(28,314)	(2,600)
Other income (expense)
Interest income	8	43	(35)
Interest expense	(2,035)	(2,141)	106
Net loss	$(32,941)	$(30,412)	$(2,529)

Product revenues, net

Product revenues, net was $1.4 million for the three months ended March 31, 2022, consisting of $1.0 million from EYSUVIS sales and $0.4 million from INVELTYS sales, compared to product revenues, net of $3.3 million for the three months ended March 31, 2021, which consisted of $1.63 million from EYSUVIS sales and $1.64 million from INVELTYS sales. The decrease in product revenues, net of $1.9 million was primarily the result of a decrease in the total units of INVELTYS sold in the three months ended March 31, 2022, as well as higher estimated allowances per unit sold on both products during the three months ended March 31, 2022 as compared to those allowances per unit during the three months ended March 31, 2021, partially offset by a higher per unit gross selling price of both products as compared to those sold during the three months ended March 31, 2021. We expect product revenues to increase if we increase our market share and obtain and maintain coverage and adequate reimbursement for EYSUVIS and INVELTYS from third-party payors. In addition, we believe the recent expansion in third-party payor coverage for EYSUVIS will enable more prescriptions to be filled in the future and also result in our patient assistance programs having less of an impact on the average selling price for EYSUVIS, and thus net revenue, in the future. However, revenues could continue to be negatively impacted in 2022 as a result of the COVID-19 pandemic.

Cost of product revenues

Cost of product revenues was $0.8 million for the three months ended March 31, 2022, consistent with the three months ended March 31, 2021. Cost of product revenues decreased $0.1 million due to a decrease in total INVELTYS units sold during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, partially offset by a higher INVELTYS cost per unit as a result of the units sold during the three months ended March 31, 2021 being partially manufactured prior to its FDA approval and for which costs were expensed as research and development prior to such FDA approval as compared to those units sold during the three months ended March 31, 2022. The cost of product revenues attributable to EYSUVIS increased by $0.1 million for the three months ended March 31, 2022 largely due to an increase in the units of EYSUVIS sold, as compared to the three months ended March 31, 2021. We expect the aggregate cost of product revenues to increase as we continue to commercialize EYSUVIS and INVELTYS.

Selling, general and administrative expenses

Selling, general and administrative expenses were $27.0 million for the three months ended March 31, 2022, compared to $27.7 million for the three months ended March 31, 2021, which was a decrease of $0.7 million. The decrease in selling, general and administrative expenses for the three months ended March 31, 2022 was primarily due to a $1.4 million decrease in stock-based compensation costs and a $0.9 million decrease in facility related costs and certain medical affairs costs attributable to our commercial products. This decrease, as compared to the three months ended March 31, 2021, was partially offset by a $1.0 million increase in external sales and marketing costs attributable to a direct-to-consumer marketing campaign for EYSUVIS, a $0.5 million increase in administrative and professional service fees and a $0.1 million increase in employee-related expenses.

We expect our selling, general and administrative expenses for 2022 to decrease as compared to such expenses for the year ended December 31, 2021 as we have completed the buildout of our commercial infrastructure to support the commercialization of EYSUVIS and INVELTYS, have incurred launch-related expenses in 2021 that we do not expect to incur again in 2022 and have terminated the lease for our former corporate headquarters, effective January 11, 2022. We anticipate that our selling, general and administrative expenses will remain largely consistent beyond 2022 and for the foreseeable future as we continue to commercialize EYSUVIS and INVELTYS, support our continued research and development activities and seek marketing approval for our product candidates, including KPI-012. We expect that our selling, general and administrative expenses will increase substantially if and when we pursue the commercialization of KPI-012, if approved, and if we support commercialization of any other product candidate.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	Change

	(in thousands)
KPI-012 development costs	$738	$—	$738
Employee‑related costs	2,505	2,205	300
Other research and development costs	1,223	921	302
Total research and development	$4,466	$3,126	$1,340

Research and development expenses were $4.5 million for the three months ended March 31, 2022, compared to $3.1 million for the three months ended March 31, 2021, a $1.4 million increase. The increase was primarily the result of a $0.7 million increase in KPI-012 development costs, a $0.3 million increase in employee-related costs and a $0.3 million increase in other research and development costs, which primarily included preclinical studies related to our other pipeline programs and other facility related costs. We expect research and development costs to increase as we advance our development programs and conduct any necessary preclinical studies and clinical trials and other development activities for product candidates, including KPI-012, KPI-287 and our SEGRM program.

Loss on fair value remeasurement of deferred purchase consideration

Loss on fair value remeasurement of deferred purchase consideration for the three months ended March 31, 2022 was $1.1 million and was primarily due to a change in the fair value of our underlying stock price. There was no gain or loss on fair value remeasurement of deferred purchase consideration for the three months ended March 31, 2021.

Gain on fair value remeasurement of contingent consideration

Gain on fair value remeasurement of contingent consideration for the three months ended March 31, 2022 was $1.0 million and was primarily due to changes in discount rates, partially offset by the passage of time. There was no gain or loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2021.

Interest income

Interest income was less than $0.1 million for the three months ended March 31, 2022 and the three months ended March 31, 2021. Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest expense

We incurred interest expense of $2.0 million for the three months ended March 31, 2022, compared to $2.1 million for the three months ended March 31, 2021, a $0.1 million decrease. Interest expense for the three months ended March 31, 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance LLC. Interest expense for the three months ended March 31, 2021 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Athyrium Credit Facility. During the three months ended March 31, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement. During the three months ended March 31, 2021, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility.

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

On May 7, 2020, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering. Through December 31, 2021, we issued and sold an aggregate of 8,581,257 shares of our common stock under the ATM Offering, resulting in net proceeds of $61.8 million, which included 4,746,072 shares of common stock issued and sold during the three months ended March 31, 2021 resulting in net proceeds of $34.7 million. We did not sell any shares of our common stock under the ATM Offering during the three months ended March 31, 2022. As of March 31, 2022, there was $11.3 million of shares of common stock remaining under the ATM Offering that we may issue and sell in the future and, excluding the shares of common stock that may be offered under our ATM Offering, there was $275.0 million of securities available to be issued under the 2020 Shelf Registration.

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

We paid a facility fee of $0.4 million on the closing date of the Loan Agreement and have agreed to pay a facility fee of $0.1 million upon closing of the tranche B term loan and a $0.1 million facility fee upon the closing of the tranche C term loan. We will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the Maturity Date. At our option, we may elect to prepay all, but not less than all, of the outstanding loans, subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 3.00% if an advance is prepaid during the first 12 months following the applicable advance date, 2.00% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 1.00% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date. For further information about the Loan Agreement, see Note 9, Debt, of our condensed consolidated financial statements.

As a result of the acquisition of Combangio, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Pursuant to the Merger Agreement, former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, cash or stock consideration which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations. The total potential maximum payout for the milestone payments which are contingent upon the achievement of specified development, regulatory and commercialization milestones is $40.0 million and the total potential maximum payout for future sales-based milestone payments is an additional $65.0 million. At our option, we may satisfy a portion of certain of the milestone payments through either the payment of cash or the issuance of additional shares of our common stock up to 19.9% of the total number of shares of our common stock issued and outstanding immediately prior to the closing of the Acquisition. For a full description of the consideration payable as a result of the Acquisition of Combangio, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Our other material cash requirements from known contractual and other obligations as of March 31, 2022 primarily related to lease obligations and licensing and commercial supply agreements. For information related to our future commitments for our lease related obligations, see Note 8, Leases, of our condensed consolidated financial statements. For information related to our future commitments relating to our licensing and commercial supply agreements, see Note 15, Commitments and Contingencies, of our condensed consolidated financial statements.

Cash Flows

As of March 31, 2022 and 2021, we had $70.2 million and $156.0 million in cash, cash equivalents and short-term investments, respectively. As of March 31, 2022, we had $80.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance LLC. As of March 31, 2021, we had $75.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Athyrium Credit Facility.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2022	2021	Change

	(in thousands)
Net cash used in operating activities	$(24,089)	$(32,640)	$8,551
Net cash (used in) provided by investing activities	(5,073)	48,031	(53,104)
Net cash provided by financing activities	154	35,315	(35,161)
(Decrease) increase in cash and restricted cash	$(29,008)	$50,706	$(79,714)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $24.1 million, compared to $32.6 million for the three months ended March 31, 2021, a decrease of $8.5 million, primarily due to the timing of working capital fluctuations which accounted for $13.2 million of the decrease, partially offset by a $4.7 million increase in the net loss adjusted for non-cash charges. Notable working capital fluctuations include a decrease to accounts receivable in the three months ended March 31, 2022 of $2.3 million, whereas accounts receivable had increased by $2.6 million in the three months ended March 31, 2021 driven by an increase in sales largely due to the launch of EYSUVIS. Inventory increased by a lower amount during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Accounts payable, accrued expenses and other current liabilities increased during the three months ended March 31, 2022 by $1.5 million, as compared to a decrease in accounts payable, accrued expenses and other current liabilities in the three months ended March 31, 2021 of $2.6 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $5.1 million compared to net cash provided by investing activities of $48.0 million for the same period in 2021, a decrease of $53.1 million. Net cash used in investing activities for the three months ended March 31, 2022 related to the purchases of short-term investments of $5.0 million and purchases of property and equipment and other assets of $0.1 million. Net cash provided by in investing activities for the three months ended March 31, 2021 consisted of the proceeds from the sales or maturities of short-term investments of $48.2 million, partially offset by purchases of property and equipment and other assets of $0.2 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.2 million, a decrease of $35.1 million compared to $35.3 million in the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 consisted of $0.2 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2021 consisted of $34.7 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $0.6 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase substantially in the future as we advance our preclinical development programs, including KPI-287 and our novel SEGRM program, and conduct any necessary preclinical studies and clinical trials and other development activities for our product candidates. We continue to commercialize EYSUVIS and INVELTYS in the United States and expect our selling, general and administrative expenses will increase substantially if and when we pursue the commercialization of KPI-012, if approved, and support the commercialization of any other product candidate.

Our expenses will also increase if and as we:

●	submit an IND for, and continue the clinical development of, KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications, including initiating and conducting clinical trials;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for KPI-012 for PCED in the United States and other jurisdictions;
●	seek regulatory approval for KPI-012 for additional indications;
●	grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates for which we may submit for and obtain marketing approval;
●	seek regulatory approval for EYSUVIS and INVELTYS outside of the United States;
●	progress our current and any future preclinical development programs;
●	conduct clinical trials and other development activities and/or seek marketing approval for our product candidates;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash, cash equivalents and short-term investments as of March 31, 2022, along with anticipated revenue from EYSUVIS and INVELTYS, which includes expected growth in volume and an improvement in our net revenue as a result of the recent payor coverage expansion, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the second quarter of 2023. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of EYSUVIS and INVELTYS in late December 2020 and January 2019, respectively, there can be no assurance as to the amount or timing of any future revenue from these products, and we may not achieve profitability. Our lead product candidate, KPI-012, is in the early stages of clinical development and all of our other research and development programs are in preclinical development and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully commercializing and growing EYSUVIS and INVELTYS revenues;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third party payors for EYSUVIS, INVELTYS and any other products we commercialize;
●	successfully integrating KPI-012 into our business;
●	timely filing of an IND for, and completing the clinical development of, KPI-012 for PCED and any other indications we determine to pursue;
●	subject to obtaining favorable results from our planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	manufacturing at commercial scale, marketing, selling and distributing EYSUVIS, INVELTYS and, if approved, KPI-012;
●	maintaining regulatory and marketing approvals for EYSUVIS and INVELTYS;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	obtaining, maintaining and protecting our intellectual property rights; and

●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

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

We may never succeed in our commercialization activities and may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents and short-term investments. Our cash equivalents as of March 31, 2022 consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Our short-term investments as of March 31, 2022 consisted of U.S. treasury securities. Due to the short-term maturities of our cash equivalents and short-term investments, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

As of March 31, 2022, the aggregate principal amount outstanding under the Loan Agreement was $80.0 million, which bears interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89% per annum. An immediate 10% change in the 30-day LIBOR rate would not have a material impact on our operating results or cash flows. As of March 31, 2021, the aggregate principal amount outstanding under the Athyrium Credit Facility was $75.0 million, which bore interest at a fixed rate of 9.875% per annum. On May 4, 2021, we utilized substantially all of the proceeds from the tranche A term loan under the Loan Agreement to repay in full all outstanding amounts under the Athyrium Credit Facility.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.      RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including our financial statements and the related notes appearing at the end of our Annual Report on Form 10-K and included in this Quarterly Report on Form 10-Q, before deciding to invest in our common stock. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, prospects, operating results and financial condition. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business, prospects, operating results and financial condition.

Risks Related to Our Recent Acquisition of Combangio

We may fail to realize the anticipated benefits of our acquisition of Combangio, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.

On November 15, 2021, we completed our acquisition, or the Acquisition, of Combangio, Inc., or Combangio, a clinical-stage biotechnology company focused on developing regenerative biotherapeutics based on mesenchymal stem cell secretomes, pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated November 15, 2021. Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate KPI-012 (previously known as CMB-012), a product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, into our business and business strategy and realize anticipated growth opportunities and synergies. We expect that the integration process will be complex, costly and time-consuming. As a result, we are devoting, and will continue to be required to devote, significant management attention and resources to integrating KPI-012 into our business. The integration process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, our commercialization efforts for EYSUVIS and INVELTYS and could adversely affect our business, financial condition and results of operations.

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

Any or all of these factors could decrease or delay the expected accretive effect of the Acquisition and negatively impact our stock price. As a result, it cannot be assured that we will be successful in the integration of KPI-012 with our business or that we will realize the benefits anticipated from the Acquisition or in the anticipated time frames or at all.

Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former equityholders of Combangio pursuant to the terms of the Merger Agreement.

In connection with the Acquisition, on January 3, 2022, we issued an aggregate of 6,815,072 shares of our common stock to the former Combangio equityholders. Such shares, together with 973,565 shares of our common stock that are held back by us, or the Holdback Shares, and will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date, constituted approximately 11.9% of our common stock as of immediately prior to the closing of the Acquisition. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and, we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former Combangio equityholders pursuant to the Merger Agreement.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $32.9 million for the three months ended March 31, 2022 and $142.6 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $575.3 million. In January 2019, we launched our first product, INVELTYS (loteprednol etabonate ophthalmic suspension) 1% for the treatment of post-operative inflammation and pain following ocular surgery. On October 26, 2020, the FDA approved our second product, EYSUVIS (loteprednol etabonate ophthalmic suspension) 0.25% for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease. We began shipping EYSUVIS to wholesalers in the United States in late December 2020 and commenced a full promotional launch in early January 2021. We have had limited revenues to date from product sales. We have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public offerings of common stock and sales under our at-the-market offering facility, or the ATM Offering, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As of result of the acquisition of Combangio, we expect to devote substantial financial resources to the research and development and potential commercialization of KPI-012. Although we expect to continue to generate revenue from sales of EYSUVIS and INVELTYS, there can be no assurance as to the amount or timing of any such revenue, and we expect to continue to incur significant expenses and operating losses for at least the next several years, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Our expenses will also increase if and as we:

●	submit an IND for, and continue the clinical development of, KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications, including initiating and conducting clinical trials;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for KPI-012 for PCED in the United States and other jurisdictions;

●	seek regulatory approval for KPI-012 for additional indications;
●	grow our sales, marketing and distribution capabilities in connection with the commercialization of EYSUVIS, INVELTYS and any product candidates for which we may submit for and obtain marketing approval;
●	seek regulatory approval for EYSUVIS and INVELTYS outside of the United States;
●	progress our current and any future preclinical development programs;
●	conduct clinical trials and other development activities and/or seek marketing approval for our product candidates;
●	in license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage as we expand our commercialization efforts for EYSUVIS and INVELTYS.

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

Our ability to become and remain profitable depends on our ability to generate revenue. While we began to generate revenue from the sales of EYSUVIS and INVELTYS in late December 2020 and January 2019, respectively, there can be no assurance as to the amount or timing of any future revenue from these products, and we may not achieve profitability. Our lead product candidate, KPI-012, is in the early stages of clinical development and all of our other research and development programs are in preclinical development and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate for several years, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	successfully commercializing and growing EYSUVIS and INVELTYS revenues;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for EYSUVIS, INVELTYS and any other products we commercialize;

●	successfully integrating KPI-012 into our business;
●	timely filing of an IND for, and completing the clinical development of, KPI-012 for PCED and any other indications we determine to pursue;
●	subject to obtaining favorable results from our planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	manufacturing at commercial scale, marketing, selling and distributing EYSUVIS, INVELTYS and, if approved, KPI-012;
●	maintaining regulatory and marketing approvals for EYSUVIS and INVELTYS;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the current pandemic health event resulting from COVID-19 and its collateral consequences.

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

We may never succeed in our commercialization activities and may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Moreover, we plan to develop KPI-012 for the treatment of PCED and any other indications we determine to pursue. As a company, we have no prior experience developing biological product candidates. We may also encounter delays or difficulties in our efforts to, or fail to, successfully integrate KPI-012 into our business strategy. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had prior experience developing biological product candidates or a longer operating and commercialization history.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercialize EYSUVIS and INVELTYS and integrate KPI-012 into our business. We also expect to incur significant additional expenses if and as we conduct further research and development activities, and initiate clinical trials of, and seek regulatory approval for, KPI-012 and any other product candidate that we identify and advance, including KPI-287, and from our SEGRM program.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash, cash equivalents and short-term investments of $70.2 million as of March 31, 2022, along with anticipated revenue from EYSUVIS and INVELTYS, which includes expected growth in volume and an improvement in our net revenue as a result of the recent payor coverage expansion, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the second quarter of 2023. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

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

In connection with the Acquisition, on January 3, 2022, we issued an aggregate of 6,815,072 shares of our common stock to the former Combangio equityholders. Such shares, together with 973,565 Holdback Shares that will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date, constituted approximately 11.9% of our common stock as of immediately prior to the closing of the Acquisition. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former Combangio equityholders pursuant to the Merger Agreement. In addition, if we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or current or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of March 31, 2022, we had $80.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, bearing interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. The Loan Agreement provides for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made, or the Amortization Date. Beginning on the Amortization Date, we are required to repay the outstanding principal in monthly installments over a period of (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made or (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and interest is due in full on May 1, 2026, the date of maturity.

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

Because our debt under the Loan Agreement bears interest at floating interest rates, increases in interest rates could materially increase our interest expense. Further, our Loan Agreement uses LIBOR as a reference rate. The United Kingdom’s Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (1) immediately after December 31, 2021, in the case of the one week and two month LIBOR tenors; and (2) immediately after June 30, 2023, in the case of the remaining LIBOR tenors. The United States Federal Reserve has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate, or SOFR, a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Whether SOFR or any other alternative reference rates attains market acceptance as a LIBOR replacement tool remains uncertain. As such, the future of LIBOR and the potential alternatives at this time is uncertain.

When LIBOR is no longer available, or if lenders have increased costs due to the phase-out of LIBOR or changes in law, we may suffer from potential increases in interest rate costs on our floating debt rate. It is not possible to predict the effect these developments may have on our Loan Agreement. Further, we may need to renegotiate our Loan Agreement and the floating loans thereunder to replace the interest rate calculated by reference to LIBOR with an interest rate calculated by reference to a new standard that is established.

If our estimates or judgments relating to our critical accounting policies, or any of our projections, prove to be inaccurate or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, contingent consideration, stock-based compensation, accrued expenses and the recoverability of our net deferred tax assets and related valuation allowance. We base our estimates and judgments on historical experience, expected future experience and on various other assumptions that we believe to be reasonable under the circumstances. In addition, from time to time, we may rely on projections regarding our expected future performance that represent our management’s then-current estimates. However, any of these estimates, judgments or projections, or the assumptions underlying them, may change over time or may otherwise prove to be inaccurate. Our results of operations may be adversely affected if our estimates, assumptions or projections change or if actual circumstances differ from those in our estimates or assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

In particular, from time-to-time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. While surgeries have returned to historical levels, the COVID-19 pandemic had negatively impacted revenues from INVELTYS in prior periods. In light of shelter-in-place orders and other mandated local travel and social interaction prohibitions, we previously suspended substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market EYSUVIS and INVELTYS. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic has impacted, and may continue to impact, the launch of EYSUVIS.

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

EYSUVIS, INVELTYS, KPI-012 or any other product candidate that we develop that receives marketing approval may fail to gain sufficient market acceptance by clinicians, patients, third-party payors and others in the medical community. While there are no drugs other than EYSUVIS currently approved in the United States for the short-term treatment of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over-the-counter artificial tears, Restasis®, Xiidra®, CequaTM, Tyrvaya®, off-label use of branded or generic corticosteroids and various drugs that are produced by compounding pharmacies. Generic versions of Restasis have been available in the United States since February 2022. Our current expectations regarding market potential for EYSUVIS are based, in part, on market research data we have commissioned, which indicated that interest in prescribing EYSUVIS is high among surveyed eye care professionals, or ECPs. However, it is possible that ECPs may continue to rely on other existing treatments rather than EYSUVIS. In addition, generic versions of any products that compete with any of our products or product candidates would likely be offered at a substantially lower price than we offer our products and expect to offer for our product candidates, if approved. As a result, clinicians, patients and third-party payors may choose to rely on such products rather than our products or product candidates.

Common treatments in the United States for inflammation and pain following ocular surgery include corticosteroids. Our current estimates of potential future revenue from sales of INVELTYS are based, in part, on market research data. However, doctors may continue to rely on ocular steroids other than INVELTYS and other treatments rather than INVELTYS. In addition, there are also non-topical formulations of ocular steroids that are available to patients. It is also possible that other therapeutics will be approved for treatment of inflammation and pain following ocular surgery with twice a day or less frequent dosing.

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

The market opportunity for EYSUVIS and INVELTYS may be further impacted by extraordinary events such as the current pandemic health event resulting from COVID-19 and its collateral consequences. For example, from time to time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries such as cataract and refractive, which have adversely affected, and may adversely affect in the future, the market for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. While surgeries have returned to historical levels, the COVID-19 pandemic had negatively impacted revenues from INVELTYS in prior periods. In light of shelter-in-place orders and other mandated local travel prohibitions, we previously suspended substantially all in-person interactions with physicians and were limited to conducting educational and promotional activities virtually. Commencing in the fourth quarter of 2020, our sales force resumed substantially all in-person interactions in the field, but to the extent we restrict, or are restricted from, in-person interactions with physicians, we may be limited to conducting educational and promotional activities virtually, which may continue to hamper our ability to market EYSUVIS and INVELTYS.

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

In 2019, we completed the initial buildout of our specialty sales, marketing and distribution infrastructure in the United States to commercialize INVELTYS. Beginning in late 2020, we expanded our commercial organization, which now includes approximately 100 field-based commercial sales personnel. Our sales representatives promote both EYSUVIS and INVELTYS.

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

If approved, we expect KPI-012 to compete with Oxervate®, which is the only approved prescription pharmaceutical product in the PCED space. Oxervate (cenegermin-bkbj), was approved in August 2018 for the treatment of neurotrophic keratitis, or NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to represent approximately one-third of all PCED cases. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes. In addition, to our knowledge, there is currently only one product candidate in active clinical development for the treatment of a broad PCED population. ST266, an eye drop, is currently being studied in a Phase 2b clinical trial in patients with PCED and is being developed by Noveome Biotherapeutics Inc. ST266 is a secretome produced from amnion-derived epithelial cells from donated full-term placentas. A number of companies are pursuing development of product candidates for the treatment of NK.

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

In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2021, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments, will stay in effect through 2031. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was enacted on March 27, 2020, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Pursuant to subsequent legislation, the reductions were suspended through the end of March 2022 and are reduced to 1% from April 2022 through June 2022. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for EYSUVIS,

INVELTYS and for any of our product candidates for which we may obtain regulatory approval or the frequency with which EYSUVIS, INVELTYS or any product candidate is prescribed or used.

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

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

Due to our limited financial resources and our limited experience in managing such growth, we may not be able to effectively integrate KPI-012 into our business strategy, manage our recently expanded operations, or any future expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Furthermore, operational and other restrictions related to COVID-19 may further hamper our ability to grow as needed and/or to manage our growth. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We terminated our lease for office and laboratory space at our former corporate headquarters in Watertown, Massachusetts, effective January 11, 2022. While we have retained a nominal amount of office space on a short-term basis to conduct in-person meetings from time-to-time in Arlington, Massachusetts, acquired a sublease for a nominal amount of office and laboratory space in Menlo Park, California in connection with our acquisition of Combangio, and have sublicensed a nominal amount of laboratory space on a short-term basis in Massachusetts, the vast majority of our employees no longer have individual offices or access to dedicated laboratory space. We plan to outsource substantially all laboratory activities, other than certain activities related to KPI-012, until such time, if ever, that we maintain our own dedicated laboratory space. As a result, our management team and the vast majority of our employees will work remotely and without dedicated office space, until such time as we determine to obtain a new operating lease. By migrating to a remote workforce, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities, which may be less secure. The risk of cyber incidents or other privacy or data security incidents may be heightened as a result of our remote work environment. Remote working arrangements could also impact employee productivity and morale, impede employee training, strain our technology resources and introduce operational risks, all of which could negatively impact our business. Furthermore, our transition to a largely remote workplace will increase our reliance on third parties to conduct a significant portion of our research and development activities. We have limited ability to control the amount or timing of resources that any such third party will devote to our research and development activities, and such third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with such third parties, and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs.

Risks Related to Our Common Stock

Our executive officers and directors and their affiliates, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of May 13, 2022, our executive officers and directors and their affiliates in the aggregate, owned shares representing approximately 15.99% of our capital stock, based on the most recent institutional stockholder ownership filings with the SEC. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 13, 2022, we had outstanding 72,594,005 shares of common stock.

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

In connection with the Acquisition, on January 3, 2022, we issued an aggregate of 6,815,072 shares of our common stock to the former Combangio equityholders, and we held back 973,565 Holdback Shares that will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. While the shares of common stock issued to former Combangio equityholders will be restricted as a result of securities laws, following expiration of applicable holding periods, these shares will be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act.

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

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. A delisting of our common stock after a specified cure period is also an event of default under our Loan Agreement. In such an event of default were to occur, the lender would be entitled to accelerate the amounts due under our Loan Agreement. In addition, any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.

On March 2, 2022, we received a deficiency letter from Nasdaq notifying us that, for 30 consecutive business days, the bid price of our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement. We were provided a period of 180 calendar days, or until August 29, 2022, to regain compliance with the Bid Price Requirement. On March 22, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that we had regained compliance with the Bid Price Requirement as we had a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days from March 8, 2022 through March 21, 2022.

Although the matter is now closed, there can be no assurance that we will be able to continue to comply with the Nasdaq continued listing requirements. The bid price of our common stock has closed below $1.00 per share since April 11, 2022. If our bid price closes below $1.00 per share for 30 consecutive business days, we will no longer be in compliance with the Bid Price Requirement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On February 15, 2022, we granted stock options to one new employee to purchase a total of 15,000 shares of our common stock at an exercise price of $0.77 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the employee’s continued service with our company through the applicable vesting date. In March 2022, we filed a registration statement on a Form S-8 to register the shares of common stock underlying these options.

Other than as stated above or otherwise described in a Current Report on Form 8-K, we did not issue or sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 6. Exhibits

Exhibit Index

EXHIBIT 31.1+	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mark Iwicki, Chief Executive Officer of the Company.

EXHIBIT 32.2++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+ Filed herewith

++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: May 16, 2022	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2022	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)