Form 10-Q
period 2022-06-30
Kala Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 73,208,140 shares of Common Stock, $0.001 par value per share, outstanding as of August 10, 2022.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to the potential impacts the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer collectively as Alcon, will have on our business, results of operations and financial condition;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon in connection with the sale of our commercial business;
●	our expectations with respect to our dependency on and potential advantages of KPI-012, our product candidate for the treatment of persistent corneal epithelial defects, or PCED;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition, including our expectations with respect to, and the amount of, future milestone payments in connection with the Combangio Acquisition;
●	our development efforts for KPI-012 and our ability to discover and develop new programs and product candidates;
●	the timing, progress and results of clinical trials for KPI-012, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of any investigational new drug applications and biologics license applications for KPI-012 and any other product candidate we may develop in the future;
●	our ability to obtain regulatory approvals for KPI-012;
●	our commercialization, marketing and manufacturing capabilities and strategy for KPI-012, if approved;
●	our estimates regarding potential future revenue from sales of KPI-012, if approved;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for KPI-012, if approved;
●	the rate and degree of market acceptance and clinical utility of KPI-012 and our estimates regarding the market opportunity for KPI-012, if approved;
●	plans to pursue the development of KPI-012 for indications in addition to PCED;

●	our expectations with respect to our determination to cease the development of our preclinical pipeline programs that are unrelated to our mesenchymal stem cell secretome, or MSC-S, platform, including the development of KPI-287, our receptor tyrosine kinase inhibitor, and our selective glucocorticoid receptor modulators;
●	our plans to initiate preclinical studies under our KPI-014 program;
●	our expectations regarding our ability to fund our operating expenses, debt service obligations, and capital expenditure requirements with our cash on hand;
●	our intellectual property position, including intellectual property acquired in the Combangio Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers;
●	our plan to proceed with a workforce reduction and our anticipated annualized reduction in operating expenses associated with such workforce reduction;
●	the impact of COVID-19 on our business and operations; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012.

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

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by us and third parties as well as our estimates of potential market opportunities. Industry publications, third-party and our own research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunity for KPI-012 include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	Following the completion of the sale of our commercial business to Alcon, we no longer have any commercial products in our portfolio, and we have only one product candidate which is currently in clinical development. As a result, we are substantially dependent on the development of KPI-012 for the treatment of PCED and any other product candidates we may develop in the future.
●	The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	We may not be able to realize the anticipated benefits from the sale of our commercial business to Alcon.
●	We may fail to realize the anticipated benefits of our Combangio Acquisition and those benefits may take longer to realize than expected.
●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of June 30, 2022, we had an accumulated deficit of $603.4 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business, and a failure to comply with the covenants under our Loan Agreement could result in an event of default and acceleration of amounts due.
●	If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other product candidate that we develop fail to demonstrate potency, safety and purity or, for drug products, safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.

●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has only been evaluated in a clinical trial outside of the United States. We may in the future conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
●	The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations, could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.
●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if and when approved, may also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	We may be unable to obtain and maintain patent protection for our technology or product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology product candidates may be impaired.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if and when approved, will be harmed.
●	Our workforce reduction announced in July 2022 could result in total costs and expenses that are greater than expected and could disrupt our business.
●	If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$42,569	$92,136
Short-term investments	1,999	—
Short-term restricted cash	450	2,042
Accounts receivable, net	13,822	15,345
Inventory	25	8,639
Prepaid expenses and other current assets	2,143	6,204
Current assets held for sale (Note 3)	22,507	—
Total current assets	83,515	124,366
Non-current assets:
Property and equipment, net	891	2,722
Long-term inventory	—	9,578
Right-of-use assets	51	1,299
Restricted cash and other long-term assets	519	1,462
Total assets	$84,976	$139,427
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,542	$4,899
Accrued expenses and other current liabilities	18,306	20,986
Current portion of lease liabilities	52	711
Current portion of contingent consideration	3,772	3,817
Current portion of deferred purchase consideration	219	7,009
Total current liabilities	32,891	37,422
Long-term liabilities:
Long-term lease liabilities	—	548
Long-term debt	79,800	78,929
Long-term contingent consideration	3,839	4,841
Long-term deferred purchase consideration	—	883
Total long-term liabilities	83,639	85,201
Total liabilities	116,530	122,623
Commitments and Contingencies (Note 16)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 72,673,785 and 65,500,275 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	73	66
Additional paid-in capital	571,814	559,126
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(603,440)	(542,388)
Total stockholders' (deficit) equity	(31,554)	16,804
Total liabilities and stockholders' (deficit) equity	$84,976	$139,427

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Product revenues, net	$2,100	$3,051	$3,472	$6,317
Costs and expenses:
Cost of product revenues	1,774	1,016	2,549	1,771
Selling, general and administrative	22,673	27,986	49,655	55,685
Research and development	4,473	3,094	8,939	6,220
(Gain) loss on fair value remeasurement of deferred purchase consideration	(789)	—	262	—
Gain on fair value remeasurement of contingent consideration	(59)	—	(1,047)	—
Total costs and expenses	28,072	32,096	60,358	63,676
Loss from operations	(25,972)	(29,045)	(56,886)	(57,359)
Other income (expense):
Interest and other income	68	33	76	76
Interest and other expense	(2,207)	(2,091)	(4,242)	(4,232)
Loss on extinguishment of debt	—	(5,395)	—	(5,395)
Total interest and other expense	(2,139)	(7,453)	(4,166)	(9,551)
Net loss	$(28,111)	$(36,498)	$(61,052)	$(66,910)
Net loss per share—basic and diluted	$(0.38)	$(0.57)	$(0.83)	$(1.06)
Weighted average shares outstanding—basic and diluted	73,676,819	64,554,506	73,658,924	63,113,194

Net loss	$(28,111)	$(36,498)	$(61,052)	$(66,910)
Other comprehensive loss:
Change in unrealized gains on investments	1	(3)	(1)	(4)
Total other comprehensive loss	1	(3)	(1)	(4)
Total comprehensive loss	$(28,110)	$(36,501)	$(61,053)	$(66,914)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2022
				Accumulated
	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of March 31, 2022	72,594,005	$73	569,974	(2)	(575,329)	(5,284)
Issuance of common stock for vested restricted stock units	79,780	—	—	—	—	—
Stock-based compensation expense	—	—	1,840	—	—	1,840
Change in fair value of investments	—	—	—	1	—	1
Net loss	—	—	—	—	(28,111)	(28,111)
Balance as of June 30, 2022	72,673,785	$73	$571,814	$(1)	$(603,440)	$(31,554)

	Three Months Ended June 30, 2021
				Accumulated
	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2021	63,805,108	$64	$539,920	$3	$(430,195)	$109,792
At the market offering, net of sales agent commission of $170	837,257	1	6,020	—	—	6,021
Exercise of stock options	20,074	—	64	—	—	64
Issuance of common stock for vested restricted stock units	107,780	—	—	—	—	—
Stock-based compensation expense	—	—	4,894	—	—	4,894
Change in fair value of investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(36,498)	(36,498)
Balance as of June 30, 2021	64,770,219	$65	$550,898	$—	$(466,693)	$84,270

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2022
	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2021	65,500,275	$66	$559,126	$—	$(542,388)	$16,804
Exercise of stock options	5,088	—	3	—	—	3
Issuance of common stock for vested restricted stock units	198,244	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	155,106	—	160	—	—	160
Issuance of common stock to satisfy deferred purchase consideration	6,815,072	7	7,929	—	—	7,936
Stock-based compensation expense	—	—	4,596	—	—	4,596
Change in fair value of investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(61,052)	(61,052)
Balance as of June 30, 2022	72,673,785	$73	$571,814	$(1)	$(603,440)	$(31,554)

	Six Months Ended June 30, 2021
	Common Stock		Additional	Accumulated		Total
	$0.001 Par Value		Paid-In	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	58,915,375	$59	$499,715	$4	$(399,783)	$99,995
At the market offering, net of offering costs of $1,161	5,583,329	6	40,724	—	—	40,730
Exercise of stock options	88,888	—	248	—	—	248
Issuance of common stock for vested restricted stock units	107,780	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	74,847	—	431	—	—	431
Stock-based compensation expense	—	—	9,780	—	—	9,780
Change in fair value of investments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(66,910)	(66,910)
Balance as of June 30, 2021	64,770,219	$65	$550,898	$—	$(466,693)	$84,270

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(61,052)	$(66,910)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	306	504
Non-cash operating lease cost	403	1,118
Loss on extinguishment of debt	—	5,395
Loss on fair value remeasurement of deferred purchase consideration	262	—
Gain on fair value remeasurement of contingent consideration	(1,047)	—
Amortization of debt discount and other non-cash interest	871	645
Stock-based compensation	4,721	9,412
Other non-cash (gains) losses	(27)	22
Change in operating assets and liabilities:
Accounts receivable	1,523	(2,255)
Prepaid expenses and other current assets	3,467	826
Inventory	(1,584)	(5,387)
Accounts payable	5,643	1,250
Accrued expenses and other current liabilities	(2,670)	1,966
Lease liabilities and other long-term liabilities	(324)	(834)
Net cash used in operating activities	(49,508)	(54,248)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(253)	(545)
Purchases of short-term investments	(4,992)	—
Proceeds from sales or maturities of short-term investments	3,000	71,250
Net cash (used in) provided by investing activities	(2,245)	70,705
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs of $2,218	—	77,782
Payment of principal, prepayment premium and exit fee on debt	—	(78,010)
Proceeds from common stock offerings, net of offering costs	—	40,730
Payment of principal on finance lease	(19)	(17)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	163	679
Net cash provided by financing activities	144	41,164
Net (decrease) increase in cash, cash equivalents and restricted cash:	(51,609)	57,621
Cash, cash equivalents and restricted cash at beginning of period	94,878	89,756
Cash, cash equivalents and restricted cash at end of period	$43,269	$147,377
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$43,269	$147,377
Less restricted cash (Notes 9 and 10)	(700)	(2,742)
Cash and cash equivalents at end of period	$42,569	$144,635

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$139	$318

Supplemental disclosure:
Cash paid for interest	$3,315	$3,030
Right-of-use assets obtained in exchange of operating lease obligations	424	1,218

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business— Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a clinical-stage biopharmaceutical company focused on the research, development and commercialization of innovative therapies for rare diseases of the eye.

On November 15, 2021, the Company and its newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc. (the “Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Combangio, Inc. (“Combangio”) and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming a direct wholly owned subsidiary of the Company (the “Combangio Acquisition”). Combangio is a clinical-stage biotechnology company focused on developing regenerative biotherapeutics for severe ocular diseases based on mesenchymal stem cell secretomes (“MSC-S”) platform, including its lead product candidate, CMB-012 for the treatment of persistent corneal epithelial defects (“PCED”), which the Company now refers to as KPI-012. The Company expects to commercialize in the United States any of its product candidates that receive marketing approval.

In connection with the determination to focus its research and development efforts on KPI-012, the Company has ceased the development of its preclinical pipeline programs that are unrelated to the MSC-S platform, including the development of KPI-287, its receptor tyrosine kinase inhibitor, and its selective glucocorticoid receptor modulators.

The Company previously developed and commercialized two marketed products, EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products applied a proprietary mucus-penetrating particle drug delivery technology, which the Company referred to as the AMPPLIFY® Drug Delivery Technology. On July 8, 2022, the Company closed the transaction (the “Alcon Transaction”), contemplated by the asset purchase agreement, dated as of May 21, 2022 (the “Asset Purchase Agreement”), by and between the Company, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC (together referred to as “Alcon”), pursuant to which Alcon purchased the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the Company’s AMPPLIFY Drug Delivery Technology (collectively, the “Commercial Business”). Alcon also assumed certain liabilities with respect to the Commercial Business. See Note 3, “Assets Held for Sale”, and Note 17, “Subsequent Events”, for additional information about the Alcon Transaction.

The Company’s success is dependent upon its ability to develop, obtain regulatory approval for and commercialize KPI-012 and any other product candidate it may develop in the future, the success of its research and development efforts, whether it receives the commercial-based sales milestone payments from Alcon, its ability to raise additional capital when needed and, ultimately, attain profitable operations.

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of June 30, 2022, the Company had an accumulated deficit of $603,440. As the Company commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched its first product, INVELTYS, in January 2019, the Company generated only limited revenues from product sales prior to the sale of its Commercial Business to Alcon in July 2022. The Company has financed its operations primarily through proceeds from its initial public offering of common stock, follow-on public common stock offerings and sales of its common stock under its at-the-market offering (“ATM Offering”) facility, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (“Oxford Finance”), convertible promissory notes and warrants. The Company has devoted substantially all of its financial resources and efforts to

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

research and development, including preclinical studies and clinical trials, and, prior to the sale of its Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the Combangio Acquisition and the sale of the Company’s Commercial Business to Alcon, the Company intends to devote substantial financial resources to the research and development and potential commercialization of KPI-012. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or the amount of milestone payments the Company may receive, if any. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2022, together with the upfront payment of $60,000 received from Alcon upon the closing of the Alcon Transaction in July 2022 and the cash purchase by Alcon of $5,026 for EYSUVIS and INVELTYS inventory on-hand at the closing of the sale of the Commercial Business, net of a $40,000 prepayment to Oxford Finance, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. As a result, the Company could deplete its available capital resources sooner than it currently expects. This evaluation also assumes that the Company remains in compliance with the covenants under the Loan Agreement (defined below), including as a result of the delisting of the Company’s common stock from the Nasdaq Global Select Market. On May 24, 2022, the Company received a deficiency letter from the Nasdaq Stock Market LLC (“Nasdaq”) notifying it that, for 30 consecutive business days, the bid price of its common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), and on July 6, 2022, the Company received another deficiency letter from Nasdaq notifying it that it was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), as the market value of its common stock was less than $50,000,000 for the previous 30 consecutive business days. Each of the deficiency letters indicated that if the Company is unable to cure such deficiency or otherwise regain compliance with the Nasdaq Listing Rules within 180 calendar days from the date of the respective deficiency letter, the Company’s common stock will be subject to delisting.

COVID-19— In order to safeguard the health of its employees from COVID-19, the Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state and local governments, regarding working-from-home practices for non-essential employees.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. While surgeries have returned to historical levels, the COVID-19 pandemic had negatively impacted revenues from INVELTYS in prior periods. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and the Company believes the pandemic impacted the launch of EYSUVIS. The Company cannot predict whether the COVID-19 pandemic will impact Alcon’s ability to commercialize EYSUVIS and INVELTYS, and as a result, it cannot be certain whether the COVID-19 pandemic might adversely affect when the Company may receive milestone payments from Alcon, which milestone payments the Company may receive and if the Company will receive any milestone payments at all. The Company also does not know the extent to which the COVID-19 pandemic will impact its development of KPI-012 or any other product candidate it develops. Any impact of COVID-19 on Alcon’s commercialization efforts of EYSUVIS and INVELTYS, the Company’s development of KPI-012 and any other product candidate it may develop in the future and the Company’s operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

virus, the availability and effectiveness of vaccines, and the impact of the foregoing on customers, employees, vendors and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its condensed consolidated results of operations or financial position.

Use of Estimates— The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions relied upon in preparing these condensed consolidated financial statements relate to, but are not limited to, revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, contingent consideration, stock-based compensation, accrued expenses, assets held for sale and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and unvested RSUs and PSUs. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2022 and 2021. (See Note 14).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended June 30, 2022, other than as described below.

Assets Held for Sale

The Company classifies its long-lived assets to be sold as held for sale, as specified by ASC 360, Property, Plant, and Equipment, in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation and amortization expense on long-lived assets. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

As of June 30, 2022, certain assets met the criteria to be classified as held for sale in connection with the Alcon Transaction and the Company concluded that there was no impairment loss related to held for sale assets for the three or six months ended June 30, 2022. The Company reclassified the property and equipment, inventory, and certain other assets, which had a combined carrying value of $22,507, to current assets held for sale on the condensed consolidated balance sheet as of June 30, 2022. Fair value was determined based on the estimated proceeds from the sale of the Commercial Business utilizing the purchase price as defined in the Asset Purchase Agreement. The sale of these assets was completed on July 8, 2022. See Note 3, “Assets Held for Sale”, and Note 17, “Subsequent Events”, for additional information. There were no assets that met the criteria for classification as held for sale as of December 31, 2021.

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

3. ASSETS HELD FOR SALE

As of June 30, 2022, the Company presented assets to be disposed of in connection with the Alcon Transaction that met the criteria as held for sale as a single asset in its condensed consolidated financial statements. The combined net carrying amount of $22,507 for assets held for sale is equal to the lower of the carrying value and estimated fair value less costs to sell. The Company concluded that the agreed-upon transaction price of the Commercial Business approximates fair value, which exceeded the carrying value of the related assets as of June 30, 2022. As such, the assets related to the sale were recorded and presented at their carrying value and the Company determined that there was no impairment loss related to held for sale assets for the three months and six months ended June 30, 2022. The Company classified the combined carrying value of all assets that met the criteria of held for sale to current assets held for sale on the condensed consolidated balance sheet. Pursuant to ASC 205-20, Presentation of Financial Statements—Discontinued Operations, the Company recorded $758 of transaction costs incurred related to the Alcon Transaction during the three and six months ended June 30, 2022 to selling, general and administrative expense on the condensed consolidated statement of operations. The Company has determined that the disposition of these assets does not qualify for reporting as a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. There were no assets that met the criteria to be presented as held for sale as of December 31, 2021.

The following is a summary of the major categories of assets that have been reclassified to held for sale on the condensed consolidated balance sheet as of June 30, 2022:

June 30,
2022

Inventories	$19,651
Prepaid expenses and other current assets	594
Property and equipment, net	1,828
Restricted cash and other long-term assets	434
Total assets held for sale	$22,507

See Note 2, “Summary of Significant Accounting Policies”, and Note 17, “Subsequent Events”, for further information on the sale of the Company’s Commercial Business.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of June 30, 2022 consisted primarily of cash equivalents, short-term investments in U.S. treasury securities and contingent consideration. The Company’s financial instruments as of December 31, 2021 consisted primarily of cash equivalents and contingent consideration. Cash equivalents, short-term investments and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets. See Note 5, “Investments” for additional information.

The Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue an aggregate of 7,788,637 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to former Combangio stockholders and other equityholders (the “Combangio Equityholders”) consisting of (i) an aggregate of 6,815,072 shares of common stock issued on January 3, 2022 (the “Upfront Shares”) and (ii) an aggregate of 973,565 shares of common stock that have been held back by the Company and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders on the date that is fifteen months after the closing (the “Escrow Release Date”). The Company established liabilities for the Deferred Purchase Consideration. The Deferred Purchase Consideration related to the Combangio Acquisition is measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Changes in these estimates and assumptions could have a significant impact on the fair value of the Deferred Purchase Consideration. Any change in the fair value of the Deferred Purchase Consideration is included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2022, the Company settled $7,935 of the liability upon the issuance of the Upfront Shares. The change in the fair value of the Deferred Purchase Consideration was a gain of $789 and a loss of $262 during the three and six months ended June 30, 2022, respectively, primarily due to the change in the fair value of the underlying stock price and is recognized as the (gain) loss on fair value remeasurement of deferred purchase consideration in the condensed consolidated statements of operations and comprehensive loss.

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2022, the change in fair value of the contingent consideration liabilities was $59 and $1,047, respectively, primarily due to changes in discount rates, partially offset by the passage of time, and were recognized as a gain on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$34,184	$34,184	$—	$—
Short-term investments	1,999	1,999	—	—
Total Assets	$36,183	$36,183	$—	$—
Liabilities:
Deferred purchase consideration	$219	$—	$—	$219
Contingent consideration	7,611	—	—	7,611
Total Liabilities	$7,830	$—	$—	$7,830

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$86,135	$86,135	$—	$—
Total Assets	$86,135	$86,135	$—	$—
Liabilities:
Deferred purchase consideration	$7,892	$—	$—	$7,892
Contingent consideration	8,658	—	—	8,658
Total Liabilities	$16,550	$—	$—	$16,550

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of June 30, 2022 and December 31, 2021:

	Fair Value at
	June 30,			Range
Financial Instrument	2022	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$219	Option pricing model	Discount for lack of marketability	25%

Contingent consideration	$7,611	Probability-adjusted	Period of expected milestone achievement	2022 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	18.9% - 90.0% (42.5%)
			Discount rate	17.5%
			Discount for lack of marketability	20.0%

	Fair Value at
	December 31,			Range
Financial Instrument	2021	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$7,892	Option pricing model	Discount for lack of marketability	15.0% - 25.0% (20.0%)

Contingent consideration	$8,658	Probability-adjusted	Period of expected milestone achievement	2022 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	18.9% - 90.0% (42.5%)
			Discount rate	10.3%
			Discount for lack of marketability	12.0%

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the three and six months ended June 30, 2022:

Deferred purchase consideration
Balance at January 1, 2022	$7,892
Fair value adjustments	1,051
Settlements	(7,935)
Balance at March 31, 2022	$1,008
Fair value adjustments	(789)
Balance at June 30, 2022	$219

Contingent consideration
Balance at January 1, 2022	$8,658
Fair value adjustments	(988)
Balance at March 31, 2022	$7,670
Fair value adjustments	(59)
Balance at June 30, 2022	$7,611

During the three and six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2, and Level 3.

5. INVESTMENTS

Investments by security type consisted of the following as of June 30, 2022:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$2,000	$—	$(1)	$1,999
Total	$2,000	$—	$(1)	$1,999

As of June 30, 2022, all of the Company’s investments had a contractual maturity within one year. The fair value of all of the Company’s investments are classified as short-term on its condensed consolidated balance sheets. The Company held no short-term investments as of December 31, 2021.

6. REVENUE & ACCOUNTS RECEIVABLE, NET

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

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three and six months ended June 30, 2022 and 2021:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2021	$2,672	$1,140	$11,280
Provision related to current period sales	2,133	210	13,359
Changes in estimate related to prior period sales	(1)	(138)	(242)
Credit/payments made	(3,261)	(415)	(10,108)
Balance as of March 31, 2022	$1,543	$797	$14,289
Provision related to current period sales	2,602	214	15,413
Changes in estimate related to prior period sales	(41)	(199)	(107)
Credit/payments made	(2,041)	(112)	(14,878)
Balance as of June 30, 2022	$2,063	$700	$14,717

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2020	$1,157	$600	$4,904
Provision related to current period sales	2,201	245	10,216
Changes in estimate related to prior period sales	3	30	(26)
Credit/payments made	(1,823)	(419)	(7,880)
Balance as of March 31, 2021	$1,538	$456	$7,214
Provision related to current period sales	2,103	356	11,193
Changes in estimate related to prior period sales	30	142	(353)
Credit/payments made	(2,260)	(253)	(9,801)
Balance as of June 30, 2021	$1,411	$701	$8,253
(1)	Trade discounts, allowances and chargebacks include fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable on the Company’s condensed consolidated balance sheets.
(2)	Estimated provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
(3)	Rebates and incentives include managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

The Company recorded no allowance for doubtful accounts as of June 30, 2022 or December 31, 2021. The Company recorded an allowance of $2,063 and $2,672 for expected sales discounts, related to prompt pay discounts and other discounts, contractual fee for service arrangements and chargebacks, to wholesalers and distributors as of June 30, 2022 and December 31, 2021, respectively.

7. INVENTORY

Inventory held and used consisted of the following:

	June 30,	December 31,
	2022	2021

Raw materials	$—	$1,328
Work in progress	—	9,799
Finished goods	25	7,090
Total inventory	$25	$18,217

As of June 30, 2022, the Company had $25 of current inventory and $19,651 of inventory classified as held for sale (see Note 3, “Assets Held for Sale”). As of December 31, 2021, the Company had $8,639 of current inventory and $9,578 of long-term inventory.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021

Accrued revenue reserves (1)	$7,320	$10,300
Compensation and benefits	5,480	6,324
Commercial costs	2,293	2,134
Professional services	1,147	881
Contract manufacturing	1,075	396
Development costs	522	127
Other	469	824
Accrued expenses	$18,306	$20,986

(1) There were additional revenue reserves included in accounts payable of $8,097 and $2,120, as of June 30, 2022 and December 31, 2021, respectively.

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

On November 12, 2021, the Company entered into a lease termination agreement (the “Lease Termination Agreement”) with the landlord of the Watertown Lease, which Lease Termination Agreement was amended on December 22, 2021, which modified the lease to accelerate the lease termination date to January 11, 2022 (the “Lease Termination Date”). Under the terms of the Lease Termination Agreement, the Company was entitled to receive a payment of $2,000 due from the landlord in January 2022, which was collected during the six months ended June 30, 2022. The Company was obligated to make rent payments outlined in the lease agreement until the Lease Termination Date.

In connection with the signing of the Lease Termination Agreement, the Company remeasured the lease liability and right-of-use asset and recognized a gain of approximately $1,311, which was included in gain on lease modification in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Additionally, pursuant to the Lease Termination Agreement, $2,042 of restricted cash was released during the six months June 30, 2022 that was pledged as collateral under a letter of credit with cash on deposit. The restricted cash was included within short-term restricted cash on the consolidated balance sheet as of December 31, 2021.

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”). The Vehicle Fleet Lease commenced upon the delivery of the initial vehicles in March 2019 and has been subject to modifications as the number of leased vehicles has increased or decreased. As of June 30, 2022 and in connection with the closing of the Alcon Transaction, the Company initiated the termination of the Vehicle Fleet Lease and remeasured the right-of-use asset and corresponding lease liability for the estimated lease term of two months which were de minimis. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450, which is reported as restricted cash on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of lease expense and related cash flows were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$219	$1,268	$395	$2,484
Short-term lease cost	54	—	94	—
Variable lease cost	179	584	626	1,093
Total lease cost	$452	$1,852	$1,115	$3,577

Operating cash outflows from operating leases	$251	$1,659	$970	$3,243

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	June 30,	December 31,
	2022	2021
Weighted average remaining lease term	0.8 years	2.4 years
Weighted average discount rate	10.2%	2.6%

10. DEBT

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

Loan and Security Agreement

On May 4, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance, in its capacity as lender (in such capacity, the “Lender”), and in its capacity as collateral agent (in such capacity, the “Agent”), pursuant to which a term loan of up to an aggregate principal amount of $125,000 is available to the Company, consisting of (i) a tranche A term loan that was disbursed on the Closing Date in the aggregate principal amount of $80,000; (ii) a contingent tranche B term loan in the aggregate principal amount of $20,000 available to the Company through June 30, 2023 and within 90 days of the Company achieving trailing 6-month

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

product revenue equal to or greater than $75,000, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25,000 available to the Company through December 31, 2023 and within 90 days of the Company achieving trailing 6-month product revenue equal to or greater than $100,000, subject to certain other terms and conditions. The Company utilized substantially all of the proceeds from the tranche A term loan to repay the Athyrium Credit Facility (as more fully described above).

The term loans bear interest at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. The Loan Agreement, prior to the Loan Amendment (as defined below), provided for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made (the “Amortization Date”). The aggregate outstanding principal balance of the term loans were required to be repaid in monthly installments starting on the Amortization Date based on a repayment schedule equal to (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made and (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on May 1, 2026 (the “Maturity Date”).

The Company paid a facility fee of $400 on the Closing Date and has agreed to pay a facility fee of $100 upon closing of the tranche B term loan and a $125 facility fee upon the closing of the tranche C term loan. The Company will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the Maturity Date. At the Company’s option, the Company may elect to make partial repayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid.

In connection with its entry into the Loan Agreement, the Company granted the Agent a security interest in substantially all of the Company’s personal property owned or later acquired, including intellectual property and the Commercial Business. The Loan Agreement also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default, including the delisting of its common stock from The Nasdaq Global Select Market. On May 24, 2022, the Company received a deficiency letter from the Nasdaq Stock Market LLC (“Nasdaq”) notifying it that, for 30 consecutive business days, the bid price of its common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), and on July 6, 2022, the Company received another deficiency letter from Nasdaq notifying it that it was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), as the market value of its common stock was less than $50,000,000 for the previous 30 consecutive business days. Each of the deficiency letters indicated that if the Company is unable to cure such deficiency or otherwise regain compliance with the Nasdaq Listing Rules within 180 calendar days from the date of the respective deficiency letter, the Company’s common stock will be subject to delisting. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions.

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of June 30, 2022. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022, the effective interest rate was 11.43%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

On May 21, 2022, in connection with its entry into the Asset Purchase Agreement, the Company entered into an amendment to the Loan Agreement (the “Loan Amendment”). Pursuant to the Loan Amendment, the Lender and Agent consented to the entry by the Company into the Asset Purchase Agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the payment by the Company at the closing of the Alcon Transaction of an aggregate amount of $40,000 (the “Prepayment”) to the Lender and Agent, representing a partial prepayment of principal in the amount of $36,697 of the $80,000 principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $734 and a final payment fee of $2,569. In addition, the Company was required to pay all accrued and unpaid interest on the principal amount of the term loan being repaid.

In addition, under the Loan Amendment, the Lender and Agent agreed that, following the closing of the Alcon Transaction and the Prepayment, the Amortization Date would be extended from December 1, 2024 to January 1, 2026, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in five monthly installments. Pursuant to the Loan Amendment, the Company may also make partial prepayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid.

On July 8, 2022, the Prepayment was paid in connection with the closing of Alcon Transaction, and as such, the Amortization Date was extended to January 1, 2026. See Note 17, “Subsequent Events” for more information.

During the three months ended June 30, 2022, the Company recognized interest expense of $2,124 for the Loan Agreement and during the three months ended June 30, 2021, the Company recognized interest expense of $2,077 for the Loan Agreement and Athyrium Credit Facility. This consisted of amortization of debt discount of $116 and $150 for the three months ended June 30, 2022 and June 30, 2021, respectively, accretion of the final payment fee of $323 and $217 for the three months ended June 30, 2022 and June 30, 2021, respectively, and the contractual coupon interest expense of $1,685 and $1,710 for the three months ended June 30, 2022 and June 30, 2021, respectively. During the six months ended June 30, 2022, the Company recognized interest expense of $4,156 for the Loan Agreement and during the six months ended June 30, 2021, the Company recognized interest expense of $4,206 for the Loan Agreement and Athyrium Credit Facility. This consisted of amortization of debt discount of $229 and $390 for the six months ended June 30, 2022 and June 30, 2021, respectively, accretion of the final payment fee of $642 and $254 for the six months ended June 30, 2022 and June 30, 2021, respectively, and the contractual coupon interest expense of $3,285 and $3,562 for the six months ended June 30, 2022 and June 30, 2021, respectively.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of the carrying value of the debt as of June 30, 2022 and December 31, 2021 are detailed below:

	June 30,	December 31,
	2022	2021
Principal loan balance	$80,000	$80,000
Unamortized debt discount and issuance cost	(1,698)	(1,927)
Cumulative accretion of exit fee	1,498	856
Long-term debt, net	$79,800	$78,929

The annual principal payments due under the Loan Agreement as of June 30, 2022 were as follows:

Years Ending December 31,
2022 (remaining six months)	$—
2023	—
2024	4,445
2025	53,333
2026	22,222
Total (1)	$80,000
(1)	In connection with the entry into the Loan Amendment, the remaining principal payments all became due in the year ended December 31, 2026.

11. WARRANTS

The following table summarizes the common stock warrants outstanding as of June 30, 2022 and December 31, 2021, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	June 30,	December 31,
Issued	Price	Date	From	2022	2021
2014	$7.50	November 2024	July 2017	16,000	16,000
2016	$8.27	October 2026	September 2017	14,512	14,512
2018	$12.18	October 2025	October 2018	184,660	184,660
				215,172	215,172

12. EQUITY FINANCINGS

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

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement with Jefferies pursuant to which it may issue and sell, from time to time, up to an aggregate

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

of $75,000 of its common stock under its ATM Offering through Jefferies, as a sales agent. Through December 31, 2021, the Company issued and sold an aggregate of 8,581,257 shares of its common stock under the ATM Offering, resulting in net proceeds of $61,843, which included 837,257 and 5,583,329 shares of common stock issued and sold during the three and six months ended June 30, 2021, respectively, resulting in net proceeds of $6,021 and $40,730, respectively. The Company did not sell any shares of its common stock under the ATM Offering during the six months ended June 30, 2022. As of June 30, 2022, there were $11,344 of shares of common stock remaining under the ATM Offering and, excluding the shares of common stock that may be offered under the ATM Offering, there was approximately $275,000 of securities available to be issued under the 2020 Shelf Registration.

13. STOCK‑BASED COMPENSATION

During the six months ended June 30, 2022, the Company granted options for the purchase of 4,001,408 shares of common stock, including options with performance criteria as described below, options to directors and inducement grant options to purchase 65,000 shares of common stock to new employees made outside of our 2017 Equity Incentive Plan and 345,865 restricted stock units. In January 2022, employees of the Company purchased an aggregate of 155,106 shares under the Employee Stock Purchase Plan.

The assumptions used in determining fair value of the stock options granted during the six months ended June 30, 2022 are as follows:

	Six Months Ended June 30, 2022
Expected volatility	72.9%	–	84.3%
Risk-free interest rate	1.43%	–	3.36%
Expected dividend yield		0%
Expected term (in years)	5.50	–	6.10

During the six months ended June 30, 2022, the weighted average grant-date fair value of options granted was $0.83.

In January 2022, the Company granted stock options to purchase up to 742,500 shares of common stock to certain executives tied to certain performance criteria. The options will vest, if at all, upon satisfying the performance criteria. The Company has assessed the probability of achievement of the performance criteria and has recorded related stock compensation expense to the extent they are determined to be probable as of June 30, 2022.

In June 2020, the Company issued 693,537 PSUs to certain executives and other employees tied to certain performance criteria, which vested as to 50% of the PSUs in October 2021 on the first anniversary of satisfying the performance criteria and the remaining 50% will vest upon the second anniversary of satisfying the performance criteria. The Company has determined that the performance criteria for these awards has been achieved but not all of the awards have vested as of June 30, 2022. As of June 30, 2022, a total of 853,478 RSUs and PSUs were outstanding, consisting of 680,478 unvested shares and 173,000 vested and deferred shares by directors.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of product revenues	$114	$37	$162	$71
Research and development	322	986	847	1,952
Selling, general and administrative	1,480	3,687	3,712	7,389
Total	$1,916	$4,710	$4,721	$9,412

14. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(28,111)	$(36,498)	$(61,052)	$(66,910)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	73,676,819	64,554,506	73,658,924	63,113,194

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.57)	$(0.83)	$(1.06)
(1)	Included in the weighted-average common shares outstanding, basic and diluted for the three and six months ended June 30, 2022 is an aggregate of 973,565 shares of common stock that have been held back by the Company and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders on the Escrow Release Date of February 15, 2023.

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect for the three and six months ended June 30:

	2022	2021
Options to purchase shares of common stock	12,414,950	10,043,748
Unvested RSUs and PSUs	680,478	1,282,830
Unexercised warrants	215,172	215,172
	13,310,600	11,541,750

15. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2022 and 2021. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of June 30, 2022 and December 31, 2021, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and six months ended June 30, 2022 and 2021.

16. COMMITMENTS AND CONTINGENCIES

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $38. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $113. The Company was obligated to pay JHU low single-digit running royalties based upon a percentage of net sales of the licensed products, which was applied to the annual minimum payment. During the three and six months ended June 30, 2022 and 2021, amounts paid to JHU for royalties were de minimis. The Company also had an obligation to pay JHU certain one-time development and commercial milestone payments. The Company paid JHU a $150 milestone payment during the six months ended June 30, 2021, which was triggered by the first commercial sale of EYSUVIS in the United States in December 2020. Additional amounts paid to JHU during the three and six months ended June 30, 2022 and 2021 were de minimis. In connection with the closing of the Alcon Transaction on July 8, 2022 the exclusive license agreement with JHU was assigned to Alcon, and the Company has no further obligations under the agreement.

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. Amounts paid to Stanford in the three and six months ended June 30, 2022 were de minimis. There were no amounts paid to Stanford in the three and six months ended June 30, 2021.

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

The Company had the following remaining minimum purchase obligations for EYSUVIS and INVELTYS as of June 30, 2022:

Years Ending December 31,
2022 (remaining six months) (1)	$3,033
2023	6,190
2024	6,380
2025 (2)	9,370
2026 (2)	7,028
Thereafter (2)	14,411
Total minimum purchase commitments	$46,412
(1)	Amount presented is net of amounts paid towards the minimum purchase obligation as of June 30, 2022.
(2)	Beginning with the contract year July 1, 2025 to June 30, 2026, the minimum contract amounts above are 75% of the actual dollar value of the units ordered for commercial products, in the aggregate, in the contract year immediately prior to the applicable contract year. The table above assumes purchases are 75% of the prior year purchases in each contract year beginning July 1, 2025.

The commitments due under the commercial supply agreement for 2023 and beyond were transferred to Alcon upon the closing of the Alcon Transaction.

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of June 30, 2022, such contingencies have not been recorded in the Company’s financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

17. SUBSEQUENT EVENTS

Sale of Commercial Business to Alcon

On July 8, 2022, the Company closed the Alcon Transaction contemplated by the Asset Purchase Agreement, pursuant to which Alcon purchased the Commercial Business and assumed certain liabilities with respect to the Commercial Business. Alcon paid to the Company an upfront cash payment of $60,000 upon the closing of the Alcon Transaction. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Alcon up to four commercial-based sales milestone payments as follows: (1) $25,000 upon the achievement of $50,000 or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65,000 upon the achievement of $100,000 or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75,000 upon the achievement of $175,000 or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160,000 upon the achievement of $250,000 or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. Each milestone payment will only become payable once, if at all, upon the first time such milestone is achieved, and only one milestone payment will be paid with respect to a calendar year. In the event that more than one milestone is achieved in a calendar year, the higher milestone payment will become payable and the lower milestone payment will become payable only if the corresponding milestone is achieved again in a subsequent calendar year.

Pursuant to the Asset Purchase Agreement, on July 8, 2022, the Company entered into supply and commercial agreements under which the Company agreed to supply EYSUVIS and INVELTYS to Alcon and distribute EYSUVIS and INVELTYS to third-party customers of the Commercial Business on behalf of Alcon for a period of six months following the closing of the Alcon Transaction, subject to early termination. In addition, the Company entered into a transition services agreement under which the Company agreed to provide agreed upon transition services to Alcon on a cost-plus pricing arrangement for up to six months following the closing of the Alcon Transaction. Pursuant to the supply agreement, Alcon purchased from the Company, at the closing of the Alcon Transaction, $5,026 of EYSUVIS and INVELTYS inventory on-hand at the Company.

The Asset Purchase Agreement further provides that the Company and the Buyers will indemnify each other for losses arising from certain breaches of the Asset Purchase Agreement, including breaches of certain representations and warranties, and for certain other matters and subject to certain limitations as more fully described in the Asset Purchase Agreement.

Amendment to Loan and Security Agreement and Partial Prepayment

On May 21, 2022, in connection with its entry into the Asset Purchase Agreement, the Company entered into the Loan Amendment. Pursuant to the Loan Amendment, the Lender and Agent consented to the entry by the Company into the Asset Purchase Agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the Prepayment at the closing of the Alcon Transaction of an aggregate amount of $40,000 to the Lender and Agent. The Prepayment, which represented a partial prepayment of principal in the amount of $36,697 of the $80,000 principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $734 and a final payment fee of $2,569, was paid on July 8, 2022 in connection with the closing of the Alcon Transaction. The Company was also required to pay all accrued and unpaid interest on the principal amount of the term loan being repaid.

In addition, under the Loan Amendment, the Lender and Agent agreed that, following the closing of the Alcon Transaction and the Prepayment, the Amortization Date would be extended from December 1, 2024 to January 1, 2026, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

be repaid in five monthly installments. Pursuant to the Loan Amendment, the Company may also make partial prepayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid.

Workforce Reduction

On June 16, 2022, the Board of Directors of the Company committed to a course of action to terminate 113 employees, consisting of the Company’s entire commercial sales force and certain employees in its commercial, scientific, manufacturing, finance and administrative functions. The determination to proceed with the workforce reduction was made in the context of the anticipated closing of the Alcon Transaction and the Company’s determination to focus its resources on the development of KPI-012.

The Company expects to incur a charge of approximately $2,500 primarily in the third quarter of 2022 related to the workforce reduction, consisting of severance, benefits and related costs, all of which are anticipated to be paid prior to the end of the first quarter of 2023. The Company expects to substantially complete the workforce reduction by December 31, 2022.

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

We are a clinical-stage biopharmaceutical company focused on the research, development and commercialization of innovative therapies for rare diseases of the eye. Our product candidate, KPI-012, which we acquired from Combangio, Inc., or Combangio, on November 15, 2021, is a mesenchymal stem cell secretome, or MSC-S, and is currently in clinical development for the treatment of persistent corneal epithelial defects, or PCED, a rare disease of impaired corneal healing. Based on the positive results of a Phase 1b clinical efficacy trial of KPI-012 in patients with PCED, we plan to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for KPI-012 and, subject to regulatory clearance, commence a Phase 2/3 clinical trial for PCED in the United States in the fourth quarter of 2022.

We believe the multifactorial mechanism of action of KPI-012 also makes MSC-S a platform technology. We are evaluating KPI-012 in indications for rare front of the eye diseases, such as for the treatment of Partial Limbal Stem Cell Deficiency and ocular manifestations of moderate-to-severe Sjögren’s. In addition, we are planning to initiate preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease, with the goal to select a retinal indication for development in the second half of 2023. In connection with the determination to focus our research and development efforts on KPI-012, we determined to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform, including the development of KPI-287, our receptor tyrosine kinase inhibitor, and our selective glucocorticoid receptor modulators. We expect to commercialize in the United States any of our product candidates that receive marketing approval. For a further description of our acquisition of Combangio, KPI-012 and PCED, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We previously developed and commercialized two marketed products, EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products applied a proprietary mucus-penetrating particle drug delivery technology, which we referred to as the AMPPLIFY® Drug Delivery Technology.

On July 8, 2022, we closed the transaction, or the Alcon Transaction, contemplated by the asset purchase agreement, dated as of May 21, 2022, or the Asset Purchase Agreement, by and between us, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or together referred to as Alcon, pursuant to which Alcon purchased the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Technology, which we collectively refer to as the Commercial Business. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction.

Alcon paid us an upfront cash payment of $60.0 million upon the closing of the Alcon Transaction. Pursuant to the Asset Purchase Agreement, we are also eligible to receive from Alcon up to four commercial-based sales milestone payments as follows: (1) $25.0 million upon the achievement of $50.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65.0 million upon the achievement of $100.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75.0 million upon the achievement of $175.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160.0 million upon the achievement of $250.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. Each milestone payment will only become payable once, if at all, upon the first time such milestone is achieved, and only one milestone payment will be paid with respect to a calendar year. In the event that more than one milestone is achieved in a calendar year, the higher milestone payment will become payable and the lower milestone payment will become payable only if the corresponding milestone is achieved again in a subsequent calendar year.

In connection with our entry into the Asset Purchase Agreement, on May 21, 2022, we entered into an amendment, or the Loan Amendment, with Oxford Finance LLC, or Oxford Finance, to the Loan and Security Agreement, or the Loan Agreement, by and among us, Combangio, Inc. and Oxford Finance, in its capacity as Lender, and in its capacity as Agent. Pursuant to the Loan Amendment, the Lender and Agent consented to the entry by us into the Asset Purchase Agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the payment by us at the closing of the Alcon Transaction of an aggregate amount of $40.0 million, or the Prepayment, to the Lender and Agent. The Prepayment, which represented a partial prepayment of principal in the amount of $36.7 million of the $80.0 million principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $0.7 million and a final payment fee of $2.6 million, was paid on July 8, 2022 in connection with the closing of the Alcon Transaction. In addition, we were required to pay all accrued and unpaid interest on the principal amount of the term loan being repaid.

Under the Loan Amendment, the Lender and Agent agreed that, following the closing of the Alcon Transaction and the Prepayment, the start date for amortization payments under the Loan Agreement would be extended from December 1, 2024 to January 1, 2026, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in five monthly installments. Pursuant to the Loan Amendment, we may also make partial prepayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid.

On July 8, 2022, we announced that we had committed to a course of action to terminate 113 employees, consisting of our entire commercial sales force and certain employees in our commercial, scientific, manufacturing, finance and administrative functions. The determination to proceed with the workforce reduction was made in the context of the closing of the Alcon Transaction and the changes to the scope of our research and development activities of KPI-012 as more fully described above. We expect to complete the workforce reduction, to streamline our corporate infrastructure, by December 31, 2022, we expect the workforce reduction to result in approximately $27.6 million in reduced annualized operating expenses once the workforce reduction is fully implemented. In addition, we expect to incur a charge of approximately $2.5 million primarily in the third quarter of 2022 related to the workforce reduction, consisting of severance, benefits and related costs, all of which are anticipated to be paid prior to the end of the first quarter of 2023.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $28.1 million and $61.1 million for the three and six months ended June 30, 2022, respectively, and $142.6 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $603.4 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we had generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022. We had financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, or ATM Offerings, private placements of preferred stock, borrowings under credit facilities and our Loan and Security Agreement, or Loan Agreement, with Oxford Finance, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commerical Business to Alcon, we intend to devote substantial financial resources to the research and development and potential commercialization of KPI-012. We have no revenue-generating commercial products, and although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Business Impact of COVID-19 Pandemic

In order to safeguard the health of our employees from the ongoing COVID-19 pandemic, we are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state, and local governments, regarding working-from-home practices for non-essential employees.

In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. While surgeries have returned to historical levels, the COVID-19 pandemic had negatively impacted revenues from INVELTYS in prior periods. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic impacted the launch of EYSUVIS. We cannot predict whether the COVID-19 pandemic will impact Alcon’s ability to commercialize EYSUVIS and INVELTYS, and as a result, it cannot be certain whether the COVID-19 pandemic might adversely affect when we may receive milestone payments from Alcon, which milestone payments we may receive and if we will receive any milestone payments at all. We also do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012 or any other product candidate we develop. Any impact of the COVID-19 pandemic on Alcon’s commercialization efforts of EYSUVIS and INVELTYS, our development of KPI-012 and any other product candidate we may develop in the future, and our operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the full extent of the impact on customers, employees, vendors and government agencies, all of which are uncertain and cannot be predicted.

Management is actively monitoring the COVID-19 pandemic and its effects on our financial condition, liquidity, operations, customers, sales force, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q, including the risk factor entitled “The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations, could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.”

Financial Operations Overview

Product Revenues, Net

We commenced generating product revenues from sales of INVELTYS in January 2019, and commenced generating revenue from EYSUVIS upon the shipment to wholesalers in the United States in late December 2020. Full promotional launch of EYSUVIS began in early January 2021. Our product revenues for the periods presented are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and other discounts and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance programs, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. On July 8, 2022, we sold our Commercial Business, including EYSUVIS and INVELTYS, to Alcon and ceased recording gross revenue on sales of EYSUVIS and INVELTYS. We currently have no commercial products in our porfolio. Moreover, subject to regulatory clearance, we plan to commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022 and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate we may develop in the future for the foreseeable future, if at all.

Beginning in March 2020 and continuing through most of the second quarter of 2020, prescriptions of INVELTYS and revenue had been adversely affected by the ongoing COVID-19 pandemic as federal, state and local governments implemented restrictions on elective procedures, which included most ocular surgeries. While many deferred ocular surgeries have been rescheduled as individual states have released restrictions on elective procedures, prescriptions of INVELTYS and related revenue are still being adversely affected by the ongoing COVID-19 pandemic. We also cannot quantify the full extent of the impact that the COVID-19 pandemic has had on the commercialization of EYSUVIS.

Cost of Product Revenues

Cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory, losses on inventory purchase commitments, and other manufacturing overhead costs. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of product revenues in the condensed consolidated statements of operations and comprehensive loss. We expensed cost of product revenues related to INVELTYS as research and development expenses prior to U.S. regulatory approval, which we received on August 22, 2018. We expensed cost of product revenues related to EYSUVIS as research and development expenses prior to the determination that FDA approval was probable and before the future economic benefit was expected to be realized. Following the sale of our Commercial Business to Alcon, we do not expect to generate cost of product revenues until such time as we commercialize another product candidate.

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

We expect that our selling, general and administrative expenses for 2022 will decrease as compared to such expenses for the year ended December 31, 2021 as a result of the workforce reduction announced on July 8, 2022, as we have completed the sale of our Commercial Business to Alcon, incurred launch-related expenses for EYSUVIS during 2021 that we will not incur again in 2022 and terminated the lease for our corporate headquarters, effective January 11, 2022. We anticipate that our selling, general and administrative expenses will decrease in 2023 as compared to the year ended December 31, 2022 and then remain largely consistent with the expenses for 2023 for the foreseeable future as we continue to support our development efforts for KPI-012 and seek marketing approval for KPI-012 and any other product candidate we may develop in the future. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

We expect that our research and development costs for 2022 will increase as compared to such expenses for the year ended December 31, 2021 as we advance the clinical development of KPI-012 and as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidate we may develop in the future, including our planned preclinical studies under our KPI-014 progam. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the ongoing COVID-19 pandemic, we are unable to predict the impact it may have on our research and development activities.

Subject to regulatory clearance, we plan to commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022. Successful development and completion of preclinical studies and clinical trials is uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and future product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of product candidates and our ability to enter into collaborations with respect to each product candidate. We will need to raise additional capital and may seek collaborations in the future to advance KPI-012 and any product candidate we may develop in the future. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

(Gain) Loss on Fair Value Remeasurement of Deferred Purchase Consideration

In connection with the closing of the acquisition of Combangio on November 15, 2021, or the Combangio Closing, we agreed to issue an aggregate of 7,788,637 shares, or the Deferred Purchase Consideration, of our common stock to former Combangio stockholders and other equityholders, or the Combangio Equityholders, consisting of (i) an aggregate of 6,815,072 shares of common stock which were issued on January 3, 2022 and (ii) an aggregate of 973,565 shares of common stock that have been held back by us and will be issuable subject to the terms of the merger agreement to the Combangio Equityholders on the date that is fifteen months after the Combangio Closing. We recorded an obligation for such Deferred Purchase Consideration at fair value on the acquisition date. We then revalue our Deferred Purchase Consideration obligations each reporting period. Changes in the fair value of our Deferred Purchase Consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of Deferred Purchase Consideration in our condensed consolidated statements of operations and comprehensive loss.

Gain on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable for the Combangio acquisition includes potential future payments that are contingent upon the achievement of specified development, regulatory and commercialization milestones. We recorded an obligation for such contingent consideration at fair value on the acquisition date. We then revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of operations and comprehensive loss.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Product revenues, net	$2,100	$3,051	$(951)
Costs and expenses:
Cost of product revenues	1,774	1,016	758
Selling, general and administrative	22,673	27,986	(5,313)
Research and development	4,473	3,094	1,379
Gain on fair value remeasurement of deferred purchase consideration	(789)	—	(789)
Gain on fair value remeasurement of contingent consideration	(59)	—	(59)
Total operating expenses	28,072	32,096	(4,024)
Loss from operations	(25,972)	(29,045)	3,073
Other income (expense)
Interest income	68	33	35
Interest expense	(2,207)	(2,091)	(116)
Loss on extinguishment of debt	—	(5,395)	5,395
Net loss	$(28,111)	$(36,498)	$8,387

Product revenues, net

Product revenues, net was $2.1 million for the three months ended June 30, 2022, consisting of $0.9 million from EYSUVIS sales and $1.2 million from INVELTYS sales, compared to product revenues, net of $3.1 million for the three months ended June 30, 2021, which consisted of $1.7 million from EYSUVIS sales and $1.4 million from INVELTYS sales. The decrease in product revenues, net of $1.0 million was primarily the result of a decrease in the total units of INVELTYS sold in the three months ended June 30, 2022, as well as higher estimated allowances per unit sold on both products during the three months ended June 30, 2022 as compared to those allowances per unit during the three months ended June 30, 2021, partially offset by a higher per unit gross selling price of both products as compared to those sold during the three months ended June 30, 2021. Following of the sale of our Commercial Business to Alcon in July 2022, we no longer have any commercial products in our portfolio. Subject to regulatory clearance, we plan to commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022 and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate we may develop for the foreseeable future, if at all.

Cost of product revenues

Cost of product revenues was $1.8 million for the three months ended June 30, 2022, compared to $1.0 million for the three months ended June 30, 2021, which was an increase of $0.8 million. Cost of product revenues increased $0.8 million as a result of reserves recorded for expiring inventory or inventory that did not pass quality inspection which did not occur in the three months ended June 30, 2021 and $0.1 million attributable to EYSUVIS largely due to an increase in the units of EYSUVIS sold, as compared to the three months ended June 30, 2021. These increases were partially offset by a decrease in units of INVELTYS sold during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. We do not expect to continue to incur cost of product revenues following the sale of our Commercial Business to Alcon in July 2022 until such time as we commercialize another product candidate.

Selling, general and administrative expenses

Selling, general and administrative expenses were $22.7 million for the three months ended June 30, 2022, compared to $28.0 million for the three months ended June 30, 2021, which was a decrease of $5.3 million. The decrease in selling, general and administrative expenses for the three months ended June 30, 2022 was primarily due to a $2.1 million decrease in employee-related expenses, a $2.0 million decrease in stock-based compensation costs, a $1.8 million decrease in facility related costs and certain medical affairs costs attributable to our commercial products and a $0.6 million decrease in external sales and marketing costs. This decrease, as compared to the three months ended June 30, 2021, was partially offset by $0.8 million of transaction costs related to the Alcon Transaction which were not incurred in the three months ended June 30, 2021 and a $0.4 million increase in administrative and professional service fees.

We expect our selling, general and administrative expenses for 2022 to decrease as compared to such expenses for the year ended December 31, 2021 as a result of the workforce reduction announced on July 8, 2022, and because we completed the sale of our Commercial Business to Alcon, incurred launch-related expenses for EYSUVIS in 2021 that we will not incur again in 2022 and terminated the lease for our former corporate headquarters, effective January 11, 2022. We anticipate that our selling, general and administrative expenses will decrease in 2023 as compared to the year ended December 31, 2022 and then remain largely consistent with the expenses for 2023 for the foreseeable future as we focus our resources on our development efforts for KPI-012 and any other product candidate we may develop in the future. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
KPI-012 development costs	$1,581	$—	$1,581
Employee‑related costs	2,347	2,106	241
Other research and development costs	545	988	(443)
Total research and development	$4,473	$3,094	$1,379

Research and development expenses were $4.5 million for the three months ended June 30, 2022, compared to $3.1 million for the three months ended June 30, 2021. The $1.4 million increase was primarily the result of a $1.6 million increase in KPI-012 development costs and a $0.2 million increase in employee-related costs, partially offset by a $0.4 million decrease in other research and development costs, which primarily included preclinical studies related to our former pipeline programs and other facility related costs. We expect research and development costs to increase as we advance the clinical development of KPI-012 for PCED and as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidate we may develop in the future, including our planned preclinical studies under our KPI-014 program.

Gain on fair value remeasurement of deferred purchase consideration

Gain on fair value remeasurement of deferred purchase consideration for the three months ended June 30, 2022 was $0.8 million and was primarily due to a change in the fair value of our underlying stock price. There was no gain or loss on fair value remeasurement of deferred purchase consideration for the three months ended June 30, 2021.

Gain on fair value remeasurement of contingent consideration

Gain on fair value remeasurement of contingent consideration for the three months ended June 30, 2022 was $0.1 million and was primarily due to changes in discount rates, partially offset by the passage of time. There was no gain or loss on fair value remeasurement of contingent consideration for the three months ended June 30, 2021.

Interest income

Interest income was $0.1 million for the three months ended June 30, 2022 and less than $0.1 million for the three months ended June 30, 2021. Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest expense

We incurred interest expense of $2.2 million for the three months ended June 30, 2022, compared to $2.1 million for the three months ended June 30, 2021, a $0.1 million increase. Interest expense for the three months ended June 30, 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. Interest expense for the three months ended June 30, 2021 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance and our Athyrium Credit Facility. During the three months ended June 30, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement. During the three months ended June, 2021, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility until we repaid such indebtedness in full on May 4, 2021. During the three months ended June 30, 2021, $80.0 million of indebtedness was outstanding under our Loan Agreement after we drew down the tranche A term loan on May 4, 2021.

Loss on extinguishment of debt

There was no loss on extinguishment of debt for the three months ended June 30, 2022. The loss of extinguishment of debt was $5.4 million for the three months ended June 30, 2021. Upon the repayment in full of all amounts owed under the Athyrium Credit Facility, the unamortized debt discount and issuance costs, prepayment premium and unaccreted exit fee were recorded as loss on extinguishment of debt for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Product revenues, net	$3,472	$6,317	$(2,845)
Costs and expenses:
Cost of product revenues	2,549	1,771	778
Selling, general and administrative	49,655	55,685	(6,030)
Research and development	8,939	6,220	2,719
Loss on fair value remeasurement of deferred purchase consideration	262	—	262
Gain on fair value remeasurement of contingent consideration	(1,047)	—	(1,047)
Total operating expenses	60,358	63,676	(3,318)
Loss from operations	(56,886)	(57,359)	473
Other income (expense)
Interest income	76	76	—
Interest expense	(4,242)	(4,232)	(10)
Loss on extinguishment of debt	—	(5,395)	5,395
Net loss	$(61,052)	$(66,910)	$5,858

Product revenues, net

Product revenues, net was $3.5 million for the six months ended June 30, 2022, consisting of $1.9 million from EYSUVIS sales and $1.6 million from INVELTYS sales, compared to product revenues, net of $6.3 million for the six months ended June 30, 2021, which consisted of $3.3 million from EYSUVIS sales and $3.0 million from INVELTYS sales. The decrease in product revenues, net of $2.8 million was primarily the result of higher estimated allowances per unit sold on both products during the six months ended June 30, 2022 as compared to those allowances per unit during the six months ended June 30, 2022, as well as a decrease in the total units of INVELTYS sold in the six months ended June 30, 2022, partially offset by a higher per unit gross selling price of both products as compared to those sold during the six months ended June 30, 2021. Following of the sale of our Commercial Business to Alcon in July 2022, we no longer have any commercial products in our portfolio. Subject to regulatory clearance, we plan to commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022 and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate we may develop for the foreseeable future, if at all.

Cost of product revenues

Cost of product revenues was $2.5 million for the six months ended June 30, 2022, compared to $1.8 million in the six months ended June 30, 2021, an increase of $0.7 million. Cost of product revenues increased $0.8 million as a result of reserves recorded for expiring inventory or inventory that did not pass quality inspection which did not occur in the six months ended June 30, 2021 and $0.1 million attributable to EYSUVIS largely due to an increase in the units of EYSUVIS sold, as compared to the six months ended June 30, 2021. These increases were partially offset by a decrease in units of INVELTYS sold during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. We do not expect to continue to incur cost of product revenues following the sale of our Commercial Business to Alcon in July 2022 until such time as we commercialize another product candidate.

Selling, general and administrative expenses

Selling, general and administrative expenses were $49.7 million for the six months ended June 30, 2022, compared to $55.7 million for the six months ended June 30, 2021, which was a decrease of $6.0 million. The decrease in selling, general and administrative expenses for the six months ended June 30, 2022 was primarily due to a $3.4 million decrease in stock-based compensation costs, a $2.7 million decrease in facility related costs and certain medical affairs costs attributable to our commercial products and a $2.0 million decrease in employee-related costs. This decrease, as compared to the six months ended June 30, 2021, was partially offset by a $0.9 million increase in administrative and professional service fees, $0.8 million of transaction costs related to the Alcon Transaction which were not incurred in the six months ended June 30, 2021 and a $0.4 million increase in external sales and marketing costs attributable to a direct-to-consumer marketing campaign for EYSUVIS.

We expect our selling, general and administrative expenses for 2022 to decrease as compared to such expenses for the year ended December 31, 2021 as a result of the workforce reduction announced on July 8, 2022, and because we completed the sale of our Commercial Business to Alcon, incurred launch-related expenses for EYSUVIS in 2021 that we will not incur again in 2022 and terminated the lease for our former corporate headquarters, effective January 11, 2022. We anticipate that our selling, general and administrative expenses will decrease in 2023 as compared to the year ended December 31, 2022 and then remain largely consistent with expenses for 2023 for the foreseeable future as we focus our resources on our development efforts for KPI-012 and any other product candidate we may develop in the future. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect to incur commercialization expenses related to product marketing, sales and distribution.

Research and development expenses

The following table summarizes the research and development expenses incurred during the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
KPI-012 development costs	$2,319	$—	$2,319
Employee‑related costs	4,852	4,311	541
Other research and development costs	1,768	1,909	(141)
Total research and development	$8,939	$6,220	$2,719

Research and development expenses were $8.9 million for the six months ended June 30, 2022, compared to $6.2 million for the six months ended June 30, 2021, a $2.7 million increase. The increase was primarily the result of a $2.3 million increase in KPI-012 development costs and a $0.5 million increase in employee-related costs, partially offset by a $0.1 million decrease in other research and development costs, which primarily included preclinical studies related to our former pipeline programs and other facility related costs. We expect research and development costs to increase as we advance the clinical development of KPI-012 and as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidate we may develop in the future, including our planned preclinical studies under our KPI-014 program.

Loss on fair value remeasurement of deferred purchase consideration

Loss on fair value remeasurement of deferred purchase consideration for the six months ended June 30, 2022 was $0.3 million and was primarily due to a change in the fair value of our underlying stock price. There was no gain or loss on fair value remeasurement of deferred purchase consideration for the six months ended June 30, 2021.

Gain on fair value remeasurement of contingent consideration

Gain on fair value remeasurement of contingent consideration for the six months ended June 30, 2022 was $1.0 million and was primarily due to changes in discount rates, partially offset by the passage of time. There was no gain or loss on fair value remeasurement of contingent consideration for the six months ended June 30, 2021.

Interest income

Interest income was $0.1 million for the six months ended June 30 2022 and for the six months ended June 30, 2021. Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest expense

We incurred interest expense of $4.2 million for the six months ended June 30, 2022 and for the six months ended June 30, 2021. Interest expense for the six months ended June 30, 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. Interest expense for the six months ended June 30, 2021 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance and our Athyrium Credit Facility. During the six months ended June 30, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement. During the six months ended June, 2021, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility until we repaid such indebtedness in full on May 4, 2021. During the six months ended June 30, 2021, $80.0 million of indebtedness was outstanding under our Loan Agreement after we drew down the tranche A term loan on May 4, 2021.

Loss on extinguishment of debt

There was no loss on extinguishment of debt for the six months ended June 30, 2022. The loss of extinguishment of debt was $5.4 million for the six months ended June 30, 2021. Upon the repayment in full of all amounts owed under the Athyrium Credit Facility, the unamortized debt discount and issuance costs, prepayment premium and unaccreted exit fee were recorded as loss on extinguishment of debt for the six months ended June 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, and commenced a full promotional launch of our second product, EYSUVIS, in early January 2021, we have had limited revenues to date from product sales prior to the sale of our Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our IPO, follow-on public common stock offerings and sales of our common stock under our ATM Offerings, private placements of preferred stock, borrowings under credit facilities and the Loan Agreement, convertible promissory notes and warrants.

In July 2022, we sold our Commercial Business to Alcon. In addition to the upfront cash payment of $60.0 million we received from Alcon pursuant to the Asset Purchase Agreement, we are also eligible to receive from Alcon up to four commercial-based sales milestone payments as follows: (1) $25.0 million upon the achievement of $50.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65.0 million upon the achievement of $100.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75.0 million upon the achievement of $175.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160.0 million upon the achievement of $250.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. Each milestone payment will only become payable once, if at all, upon the first time such milestone is achieved, and only one milestone payment will be paid with respect to a calendar year. In the event that more than one milestone is achieved in a calendar year, the higher milestone payment will become payable and the lower milestone payment will become payable only if the corresponding milestone is achieved again in a subsequent calendar year. We now have no revenue-generating commercial products, and although we are eligible to receive up to $325.0 million in milestone-based payments from Alcon, there can be no assurance as to when we may receive such milestone payments or the amount of milestone payments we may receive, if any.

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

On October 1, 2018, we entered into the Athyrium Credit Facility with Athyrium for up to $110.0 million. The Athyrium Credit Facility provided for a Term Loan A in the aggregate principal amount of $75.0 million, and a Term Loan B in the aggregate principal amount of $35.0 million which we did not draw down. On May 4, 2021, concurrently with the closing of the Loan Agreement with Oxford Finance and the borrowing of the tranche A loan, we utilized substantially all of the proceeds from the tranche A term loan to repay in full all outstanding amounts owed under the Athyrium Credit Facility, under which we had an aggregate principal amount of $75.0 million of indebtedness outstanding. We terminated all commitments by Athyrium to extend further credit under the Athyrium Credit Facility and all guarantees and security interests granted by us thereunder. In connection with the termination of the Athyrium Credit Facility, we paid to the lenders a prepayment premium of $2.25 million and an exit fee of $0.8 million. The transaction resulted in a loss on extinguishment of debt of $5.4 million, consisting of the prepayment premium, the unamortized debt discount and the unaccreted exit fee.

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

On May 7, 2020, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering. Through December 31, 2021, we issued and sold an aggregate of 8,581,257 shares of our common stock under the ATM Offering, resulting in net proceeds of $61.8 million, which included 837,257 and 5,583,329 shares of common stock issued and sold during the three and six months ended June 30, 2021, respectively, resulting in net proceeds of $6.0 milllion and $40.7 million, respectively. As of June 30, 2022, there was $11.3 million of shares of common stock remaining under the ATM Offering that we may issue and sell in the future and, excluding the shares of common stock that may be offered under our ATM Offering, there was $275.0 million of securities available to be issued under the 2020 Shelf Registration.

On May 4, 2021, we entered into the Loan Agreement with Oxford Finance, in its capacity as lender, or the Lender, and in its capacity as collateral agent, or Agent, pursuant to which a term loan of up to an aggregate principal amount of $125.0 million is available to us, consisting of (i) a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million; (ii) a contingent tranche B term loan in the aggregate principal amount of $20.0 million available to us through June 30, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $75.0 million, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25.0 million available to us through December 31, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $100 million, subject to certain other terms and conditions. The term loans bear interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. Under the Loan Amendment entered into in connection with our entry into the Asset Purchase Agreement with Alcon, the Lender and Agent consented to the entry by us into the Asset Purchase Agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the Prepayment by us at the closing of the Alcon Transaction of an aggregate amount of $40.0 million to the Lender and Agent. The Prepayment, which represented a partial prepayment of principal in the amount of $36.7 million of the $80.0 million principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $0.7 million and a final payment fee of $2.6 million, was paid on July 8, 2022 in connection with the closing of the Alcon Transaction. The Loan Agreement, as amended by the Loan Amendment, provides that the start date for amortization payments under the Loan Agreement would be extended from December 1, 2024 to January 1, 2026, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in five monthly installments. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on May 1, 2026, or the Maturity Date.

We paid a facility fee of $0.4 million on the closing date of the Loan Agreement and have agreed to pay a facility fee of $0.1 million upon closing of the tranche B term loan and a $0.1 million facility fee upon the closing of the tranche C term loan. We will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the Maturity Date. At our option, we may elect to make partial repayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. For further information about the Loan Agreement, see Note 10, “Debt”, of our condensed consolidated financial statements.

As a result of the acquisition of Combangio, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Pursuant to the Merger Agreement, former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, cash or stock consideration which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations. The total potential maximum payout for the milestone payments which are contingent upon the achievement of specified development, regulatory and commercialization milestones is $40.0 million and the total potential maximum payout for future sales-based milestone payments is an additional $65.0 million. At our option, we may satisfy a portion of certain of the milestone payments through either the payment of cash or the issuance of additional shares of our common stock up to 19.9% of the total number of shares of our common stock issued and outstanding immediately prior to the closing of the acquisition of Combangio. For a full description of the consideration payable as a result of the acquisition of Combangio, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Our other material cash requirements from known contractual and other obligations as of June 30, 2022 primarily related to licensing and commercial supply agreements. For information related to our future commitments relating to our licensing and commercial supply agreements, see Note 16, “Commitments and Contingencies” and Note 17, “Subsequent Events”, of our condensed consolidated financial statements.

Cash Flows

As of June 30, 2022 and 2021, we had $44.6 million and $149.6 million in cash, cash equivalents and short-term investments, respectively. As of June 30, 2022 and 2021, we had $80.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance. In connection with the closing of the Alcon Transaction, $36.7 million of the principal amount was repaid on July 8, 2022 and the remaining principal amount outstanding under the Loan Agreement was $43.3 million.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Net cash used in operating activities	$(49,508)	$(54,248)	$4,740
Net cash (used in) provided by investing activities	(2,245)	70,705	(72,950)
Net cash provided by financing activities	144	41,164	(41,020)
(Decrease) increase in cash and restricted cash	$(51,609)	$57,621	$(109,230)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $49.5 million, compared to $54.2 million for the six months ended June 30, 2021, a decrease of $4.7 million, primarily due to the timing of working capital fluctuations which accounted for $10.5 million of the decrease, partially offset by a $5.8 million increase in the net loss adjusted for non-cash charges. Notable working capital fluctuations include a decrease to accounts receivable in the six months ended June 30, 2022 of $1.5 million, whereas accounts receivable had increased by $2.3 million in the six months ended June 30, 2021 driven by an increase in sales largely due to the launch of EYSUVIS. Inventory increased by a lower amount during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $2.2 million compared to net cash provided by investing activities of $70.7 million for the same period in 2021, a decrease of $72.9 million. Net cash used in investing activities for the six months ended June 30, 2022 related to the purchases of short-term investments of $5.0 million and purchases of property and equipment and other assets of $0.2 million, partially offset by proceeds from the sales or maturities of short-term investments of $3.0 million. Net cash provided by in investing activities for the six months ended June 30, 2021 consisted of the proceeds from the sales or maturities of short-term investments of $71.2 million, partially offset by purchases of property and equipment and other assets of $0.5 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $0.1 million, a decrease of $41.1 million compared to $41.2 million in the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 largely consisted of $0.1 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of $77.8 million of net proceeds from the tranche A term loan under our Loan Agreement, $40.7 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $0.7 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of indebtedness under our Athyrium Credit Facility of $78.0 million.

Funding Requirements

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidates we may develop in the future, including our planned preclinical studies under our KPI-014 program. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

Our expenses will also increase if and as we:

●	submit an IND for, and continue the clinical development of, KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications, including initiating and conducting clinical trials;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for KPI-012 for PCED in the United States and other jurisdictions;
●	seek regulatory approval for KPI-012 for additional indications;
●	grow our sales, marketing and distribution capabilities in connection with the commercialization of any product candidates for which we may submit for and obtain marketing approval;
●	initiate and progress any future preclinical development programs under our MSC-S platform, including from our KPI-014 program;
●	conduct clinical trials and other development activities and/or seek marketing approval for any product candidates we may develop in the future;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage if we initiate commercialization efforts for any product candidates.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash, cash equivalents and short-term investments as of June 30, 2022, along with the upfront payment of $60.0 million received from Alcon upon the closing of the Alcon Transaction in July 2022, net of a $40.0 million prepayment to Oxford Finance, and the cash purchase by Alcon of $5.0 million of EYSUVIS and INVELTYS inventory on-hand at the closing of the sale the Commercial Business, will enable us to fund our operations, debt service obligations, and capital expenditure requirements into the second quarter of 2024. We expect that our existing cash resources will be sufficient to enable us to obtain initial data from our planned Phase 2/3 clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect. This estimate also assumes that we remain in compliance with the covenants under the Loan Agreement, including as a result of the delisting of our common stock from the Nasdaq Global Select Market. If an event of default were to occur under the Loan Agreement, the period for which we will be able to fund our operations and capital expenditure requirements will be significantly shorter. For additional information regarding the deficiency letters we have received from the Nasdaq Stock Market LLC, our obligations under the Loan Agreement and the potential impact on our financial condition from the delisting of our common stock from the Nasdaq Global Select Market, see “Risk Factors – If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted” and “Risk Factors – Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.”

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

Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or the amount of milestone payments we may receive, if any. Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from KPI-012 or any other product candidate we may develop in the future for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	timely filing of an IND for, and completing the clinical development of, KPI-012 for PCED and any other indications we determine to pursue;
●	subject to obtaining favorable results from our planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates we may develop in the future;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for any products we commercialize;
●	obtaining, maintaining and protecting our intellectual property rights; and

●	adapting our business in response to the pandemic health event resulting from COVID-19 and its collateral consequences.

As a company, we have limited experience commercializing products, and we may not be able to commercialize a product successfully in the future. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

We may never succeed in our development activities or commercialization efforts, if any, of any product candidates that receive regulatory approval, and we may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents and short-term investments. Our cash equivalents as of June 30, 2022 consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Our short-term investments as of June 30, 2022 consisted of U.S. treasury securities. Due to the short-term maturities of our cash equivalents and short-term investments, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

As of June 30, 2022 and 2021, the aggregate principal amount outstanding under the Loan Agreement was $80.0 million, which bears interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89% per annum. An immediate 10% change in the 30-day LIBOR rate would not have a material impact on our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Risks Related to our Recent Sale of our Commercial Business to Affiliates of Alcon Inc.

Following the completion of the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, we no longer have any commercial products in our portfolio, and we have only one product candidate which is currently in clinical development. As a result, we are substantially dependent on the development of KPI-012 for the treatment of PCED and any other product candidates we may develop in the future.

On July 8, 2022, we completed the sale of our commercial business, including our commercial products, EYSUVIS and INVELTYS, to Alcon. As a result, we no longer have any commercial products in our portfolio. We have determined to cease the development of our preclinical pipeline programs that are unrelated to our mesenchymal stem cell secretome, or MSC-S, platform, including the development of KPI-287, our receptor tyrosine kinase inhibitor, and our selective glucocorticoid receptor modulators and to focus our research and development efforts on KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue. As a result, we are substantially dependent on the development of KPI-012 and any other product candidates we may develop in the future. If we are unable to advance KPI-012 or any other product candidate we develop through clinical development, obtain regulatory approval for and ultimately commercialize such product candidate, or if we experience significant delays in doing so, our business will be materially harmed. As a result of the sale of our only revenue-generating commercial products to Alcon, we have no current source of revenue, our cash flows have diminished and our ability to fund our operating expenses and capital expenditures requirements or satisfy other financial commitments may be significantly diminished.

The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon, is subject to various risks and uncertainties.

The milestone consideration we are eligible to receive for the sale of our commercial business to Alcon is subject to various risks and uncertainties. In addition to the upfront payment of $60.0 million we received from Alcon at closing, we are eligible to receive up to four commercial-based sales milestone payments as follows: (1) $25.0 million upon the achievement of $50.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65.0 million upon the achievement of $100.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75.0 million upon the achievement of $175.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160.0 million upon the achievement of $250.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. We cannot predict what success, if any,

Alcon and its affiliates may have with respect to sales of EYSUVIS and INVELTYS and, therefore, it is uncertain as to when we may receive the milestone payments, which milestone payments we may receive and if we will receive any milestone payments at all. If we do not receive some or all of the milestone payments, our business will be harmed.

We may not be able to realize the anticipated benefits from the sale of our commercial business to Alcon.

We may not be able to realize the anticipated benefits of the sale of our commercial business to Alcon, including utilizing the proceeds from the sale primarily on the development of KPI-012 and any other product candidate we may develop in the future, significantly reducing costs, positioning our business for long-term growth and maximizing stockholder value.

Our ability to realize the anticipated benefits of the sale and the success of the remaining company is subject to various risks and uncertainties. There is a possibility of adverse clinical and other developments in respect of KPI-012, and we may not be able to successfully develop, obtain marketing approval for and commercialize KPI-012. We may not utilize the proceeds from the sale to successfully develop KPI-012 or any product candidate we develop in the future. We may experience difficulties or delays with developing KPI-012, as we have had no prior experience as a company in developing biological product candidates. Further, we could spend the proceeds from the sale of our commercial business in ways that do not improve our remaining business, financial condition or results of operations. Our failure to apply these funds effectively could have an adverse effect on our business, financial condition and results of operations. We also may not achieve the cost-savings we anticipate from the sale of our commercial business.

In addition, our current and prospective employees may feel uncertain about their roles with us following the completion of the sale to Alcon, including as a result of the workforce reduction we announced in July 2022, which may have an adverse effect on our ability to attract or retain key management personnel or other key employees. If key employees depart, our business, financial condition and results of operations may be adversely impacted, and we may not be able to comply with our ongoing obligations under the asset purchase agreement with Alcon, including our transition obligations related to the sale of our commercial business.

Risks Related to Our Acquisition of Combangio

We may fail to realize the anticipated benefits of our acquisition of Combangio and those benefits may take longer to realize than expected.

On November 15, 2021, we completed our acquisition of Combangio Inc., or the Combangio Acquisition, a clinical-stage biotechnology company focused on developing regenerative biotherapeutics based on mesenchymal stem cell secretomes, including KPI-012 (previously known as CMB-012) for the treatment of PCED. Our ability to realize the anticipated benefits of the Combangio Acquisition will depend on our ability to successfully develop and commercialize KPI-012, which is currently the only clinical product candidate in our portfolio. We have devoted, and will continue to devote, significant management attention and resources to developing KPI-012. The failure to successfully develop KPI-012 and thus realize the anticipated benefits of the Combangio Acquisition could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of the Combangio Acquisition is expected to entail numerous additional material potential difficulties, risks and uncertainties, including, among others:

●	any delay in or failure in filing an investigational new drug, or IND, application for KPI-012 with the U.S. Food and Drug Administration, or FDA;
●	if filed, the FDA may not clear our IND submission for KPI-012 and may not permit us to commence clinical trials in the United States of KPI-012 on the timeline we expect or at all;
●	any clinical trials of KPI-012 that we commence in the future may fail to provide sufficient evidence that KPI-012 is both safe and effective for use;

●	any delay or failure in obtaining marketing approvals for KPI-012, or any delay or failure to commercialize KPI-012 in the United States or other jurisdictions thereafter;
●	increased scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, including with respect to product pricing and commercialization matters;
●	changes in laws or regulations that adversely impact the anticipated benefits of the Combangio Acquisition;
●	challenges related to the perception by patients, the medical community and third-party payors of KPI-012 for the treatment of PCED or any other indication for which we develop KPI-012;
●	challenges related to the complex manufacturing process for KPI-012 and the reliance on manufacturing arrangements with third-party manufacturers;
●	the size of the treatable patient population for PCED or any other indication for which we develop KPI-012 may be smaller than we believe it is;
●	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the Combangio Acquisition.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially adversely impact our business, financial condition and results of operations.

Also, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Combangio Acquisition. Further, it is possible that undisclosed, contingent, or other liabilities, problems or obligations may arise in the future of which we were previously unaware. These disclosed and undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.

We will continue to incur expenses related to the development, regulatory approval process and commercialization of KPI-012. As a company, we have no prior experience developing biological product candidates. Because we have limited financial resources, by investing in the Combangio Acquisition and focusing on the development of KPI-012, we may forgo or delay pursuit of other opportunities that may have proven to have greater commercial potential.

Any or all of these factors could decrease or delay the expected accretive effect of the Combangio Acquisition and negatively impact our stock price. As a result, it cannot be assured that we will realize the anticipated benefits from the Combangio Acquisition or in the anticipated time frames or at all.

Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former equityholders of Combangio pursuant to the terms of the merger agreement.

In connection with the Combangio Acquisition, on January 3, 2022, we issued an aggregate of 6,815,072 shares of our common stock to the former Combangio equityholders. Such shares, together with 973,565 shares of our common stock that are held back by us, or the Holdback Shares, and will be issuable subject to the terms of the merger agreement to the Combangio equityholders on the escrow release date, constituted approximately 11.9% of our common stock as of immediately prior to the closing of the Combangio Acquisition. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the merger agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and, we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former Combangio equityholders pursuant to the merger agreement.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $28.1 million and $61.1 million for the three and six months ended June 30, 2022, respectively, and $142.6 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $603.4 million. Prior to the sale of our commercial business to Alcon in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our commercial business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facility, or the ATM Offering, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our commercial business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As of result of the acquisition of Combangio and the sale of our commercial business to Alcon, we intend to devote substantial financial resources to the research and development and potential commercialization of KPI-012. We have no revenue-generating commercial products, and although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase in the future as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidates we may develop in the future, including our planned preclinical studies under our KPI-014 program, which is a mesenchymal secretome formulation that is in preclinical development for the treatment of one or more back-of-the-eye diseases, such as Retinitis Pigmentosa and Stargardt Disease. We expect that our selling, general and administrative expenses will increase substantially if we pursue the commercialization of KPI-012, if we receive marketing approval, and support commercialization of any other product candidate.

Our expenses will also increase if and as we:

●	submit an IND for, and continue the clinical development of, KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications, including initiating and conducting clinical trials;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for KPI-012 for PCED in the United States and other jurisdictions;
●	seek regulatory approval for KPI-012 for additional indications;
●	grow our sales, marketing and distribution capabilities in connection with the commercialization of any product candidates for which we may submit for and obtain marketing approval;
●	initiate and progress any future preclinical development programs under our MSC-S platform, including from our KPI-014 program;

●	conduct clinical trials and other development activities and/or seek marketing approval for any product candidates we may develop in the future;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage if we initiate commercialization efforts for our product candidates.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from KPI-012 or any other product candidate we may develop in the future for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	timely filing of an IND for, and completing the clinical development of, KPI-012 for PCED and any other indications we determine to pursue;
●	subject to obtaining favorable results from our planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates we may develop in the future;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;

●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for any products we commercialize;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the pandemic health event resulting from COVID-19 and its collateral consequences.

As a company, we have limited experience commercializing products, and we may not be able to commercialize a product successfully in the future. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us.

We may never succeed in the foregoing activities and we may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, conducting research and development activities, and prior to the sale of our commercial business to Alcon in July 2022, developing and commercially launching EYSUVIS and INVELTYS. While we have had experience with obtaining marketing approval for and commercially launching two commercial products, we no longer have any commercial products following the sale of our commercial business to Alcon, we have only one product candidate in clinical development and we cannot be certain that we will be able to develop, obtain marketing approval for and commercialize a product in the future. We plan to submit an IND application to the FDA for KPI-012 and, subject to regulatory clearance, commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022. If we are successful in developing and obtaining marketing approval for KPI-012 or any product candidate we may develop in the future, we will again have to transition from a company with a research and development focus to company capable of supporting commercial activity. We may not be successful in such a transition.

In addition, KPI-012, which we acquired in connection with the Combangio Acquisition in November 2021, is a biological product candidate. As a company, we have no prior experience developing biological product candidates. As such, we may encounter delays or difficulties in our efforts to develop and commercialize KPI-012.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct research and development activities, and initiate clinical trials of, and seek regulatory approval for, KPI-012 and any other product candidate that we identify and advance. If we do obtain regulatory approval for KPI-012 or any other product candidate that we develop, we expect to incur commercialization expenses related to product sales, marketing, distribution and manufacturing capabilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the timing and amount of milestone payments we ultimately receive from Alcon under the asset purchase agreement;
●	the timing and amount of our future milestone payments to Combangio equityholders under the merger agreement;
●	the progress, costs and results of our planned clinical trials of KPI-012;
●	the costs and timing of process development and manufacturing scale-up activities associated with KPI-012 for PCED and any other indications we determine to pursue;
●	the costs, timing and outcome of regulatory review of KPI-012;
●	the costs and timing of commercialization activities for KPI-012, if approved, including establishing product sales, marketing, medical affairs, distribution and outsourced manufacturing capabilities;
●	our ability to successfully commercialize KPI-012, if approved, in the United States and other jurisdictions and the amount of revenue received from commercial sales;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the scope, progress, results and costs of research and development of any other product candidates that we may develop;
●	the extent to which we successfully advance and/or in-license or acquire rights to other products, product candidates or technologies; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash, cash equivalents and short-term investments of $44.6 million as of June 30, 2022, together with the upfront payment of $60.0 million we received from Alcon upon the closing of the sale of our commercial business in July 2022, net of a $40.0 million prepayment to our lender, and the $5.0 million cash purchase by Alcon of EYSUVIS and INVELTYS inventory on-hand at the closing of the sale of our commercial business, will enable us to fund our operations, debt service obligations, and capital expenditure requirements into the second quarter of 2024. We expect that our existing cash resources will be sufficient to enable us to obtain initial data from our planned Phase 2/3 clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement, including as a result of the delisting of our common stock from the Nasdaq Global Select Market. If an event of default were to occur under the Loan Agreement, the period for which we will be able to fund our operations and capital expenditure requirements will be significantly shorter.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales from KPI-012 or any other product candidate we develop. Also, even if we successfully develop KPI-012 or any other product candidate and one or more of those are approved, we may not achieve commercial success with them. Accordingly, we will require additional financing to achieve our business objectives. In addition, we may opportunistically raise additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any product candidate for which we obtain approval.

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

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our Loan Agreement could result in an event of default and acceleration of amounts due.

We have a substantial amount of indebtedness. As of June 30, 2022, we had $80.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, bearing interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. On May 21, 2022, in connection with our entry into the asset purchase agreement with Alcon, we entered into an amendment to the Loan Agreement, or the Loan Amendment. Under the Loan Amendment, the lender and agent agreed to release its liens on our commercial business in consideration for the payment by us on July 8, 2022 of an aggregate amount of $40,000,000, or the Prepayment, to the lender and agent, representing a partial prepayment of principal in the amount of $36,697,248 of the $80,000,000 principal amount outstanding under the term loan advanced by the lender under the Loan Agreement plus a prepayment fee and a final payment fee. We were also required to pay all accrued and unpaid interest on the principal amount of the term loan being repaid.

In addition, under the Loan Amendment, the lender and agent agreed that, following the closing of the sale to Alcon and the Prepayment, the start date for amortization payments under the Loan Agreement would be extended from December 1, 2024 to January 1, 2026, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in five monthly installments. Pursuant to the Loan Amendment, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

For example, for reporting product revenue from commercial sales of EYSUVIS and INVELTYS, we relied on third-party data providers to collect and report estimates of prescription information and pipeline inventory levels as components of our estimations for revenue recognition. There is a limited amount of information available to such data providers to determine the actual number of total prescriptions for prescription products during such periods. Their estimates are based on a combination of data received from pharmacies and other distributors, and historical data when actual data is unavailable. Their calculations of changes in prescription levels between periods can be significantly affected by lags in data reporting from various sources or by changes in pharmacies and other distributors providing data. Such methods can from time to time result in significant inaccuracies in information when ultimately compared with actual results. Further, data for a single and limited period may not be representative of a trend or otherwise predictive of future results.

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position and results of operations.

Risks Related to Product Development

We are substantially dependent on the success of our product candidate, KPI-012. If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to commercialize such product candidates, our business will be materially harmed.

As a result of the sale of our commercial business to Alcon in July 2022, including our commercial products, EYSUVIS and INVELTYS, and our decision to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform, we are substantially dependent on the success of our product candidate, KPI-012, our clinical-stage product candidate for the treatment of PCED and any other indications we determine to pursue. As a result, we intend to devote a substantial portion of our research and development resources and business efforts to the development of KPI-012.

The success of KPI-012 and any other product candidates we may develop in the future will depend on many factors, including the following:

●	timely submission and clearance of our planned IND submission for KPI-012 and for any other product candidates we develop;
●	completing and obtaining favorable results from our planned clinical trials of KPI-012 and any other product candidate we develop;
●	applying for and receiving marketing approvals from the FDA and any other regulatory authorities for KPI-012 and any other product candidate we develop;
●	if approved, successfully launching and commercializing KPI-012 or any other product candidate we develop in the United States, including establishing and maintaining sales, marketing, manufacturing and distribution capabilities for KPI-012 or any other product candidate we develop;
●	if approved, obtaining acceptance of KPI-012 and any other product candidate we develop by patients, the medical community and third-party payors;
●	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors, for our product candidates;
●	obtaining and maintaining regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and obtaining and maintaining adequate supply of any such approved products;
●	maintaining a workforce of experienced scientists and others with experience in eye diseases and biologics to continue to develop our product candidates;
●	effectively competing with other therapies;
●	maintaining an acceptable potency, purity and safety profile of our products following approval;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	protecting our rights in our intellectual property portfolio; and
●	not infringing, misappropriating or otherwise violating others’ intellectual property rights.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KPI-012 or any other product candidate we may develop in the future, which would materially harm our business. We may never generate the necessary data or results required to obtain regulatory approval of KPI-012 or any other product candidate we develop and the commercialization of KPI-012 or any other product candidate we develop may never occur.

If clinical trials of KPI-012 or any other product candidate that we develop fail to demonstrate potency, safety and purity or, for drug products, safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the potency, purity and safety for a biologic product and the safety and efficacy of any drug product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the results of Combangio’s Phase 1b clinical trials of KPI-012 in 12 patients with PCED may not be indicative of future results in later stage clinical trials, including in our planned Phase 2/3 clinical trial of KPI-012 in patients with PCED. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Furthermore, the failure of any product candidates to demonstrate potency, safety and purity in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates. For example, in our STRIDE 2 Phase 3 clinical trial evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease, we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity, and subsequently we received a complete response letter from the FDA indicating that positive efficacy data from an additional clinical trial was needed to support a new drug application for EYSUVIS.

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

We may not be able to initiate or continue clinical trials for KPI-012 or any other product candidate we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

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

If serious adverse or unacceptable side effects are identified during the development or commercialization of our product candidates, we may need to abandon or limit our development and/or commercialization efforts for such product candidates.

If KPI-012 or any other product candidate we develop are associated with serious adverse events or undesirable side effects in clinical trials or following approval and/or commercialization, or if any of our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development or marketing to narrower uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. While KPI-012 was generally well-tolerated in Combangio’s Phase 1b clinical trials, it was only administered in 12 subjects. Compounds that initially show promise in clinical or earlier stage testing for treating eye disease or other diseases may later be found to cause side effects that prevent further development and commercialization of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Moreover, incorrect or improper use of a product by patients could result in additional unexpected side effects or adverse events. There can be no assurance that any product we may develop will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption or market acceptance of such products or product candidates, if approved, at the rate we currently expect.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. In July 2022, we sold our commercial business, including EYSUVIS and INVELTYS, to Alcon and we made a strategic determination to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform and to focus our research and development efforts on KPI-012.

We may never realize the anticipated benefits of these decisions and, as a result, we may be required to forego or delay other opportunities. In addition, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and KPI-012 for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Risks Related to the Commercialization of our Product Candidates

The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations, could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.

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

From time-to-time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, which have adversely affected the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery, resulting in a significant reduction in the demand for INVELTYS. While surgeries have returned to historical levels, the COVID-19 pandemic had negatively impacted our revenues from INVELTYS in prior periods. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic impacted our launch of EYSUVIS. We cannot predict whether the COVID-19 pandemic will impact Alcon’s ability to commercialize EYSUVIS and INVELTYS, and as a result, we cannot be certain whether the COVID-19 pandemic might adversely affect when we may receive milestone payments from Alcon, which milestone payments we may receive and if we will receive any milestone payments at all.

We and any of our contract manufacturing organizations and contract research organizations may face disruptions that may affect our ability to initiate and complete preclinical studies and clinical trials for KPI-012 and any other product candidates we develop, including disruptions in procuring supplies that are essential for our research and development activities, manufacturing disruptions, disruptions in our ability to obtain necessary trial site approvals, as well as delays in or difficulties with enrollment and other delays at clinical trial sites. We may face impediments to regulatory meetings and clearance and approvals due to measures intended to limit in-person interactions. We do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012 or any other product candidates that we develop. We plan to submit an IND application to the FDA for KPI-012 and, subject to regulatory clearance, commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022. The COVID-19 pandemic may delay our planned IND submission and/or the initiation and conduct of our planned clinical trial.

Additionally, while we currently are not experiencing interruptions in our manufacturing of KPI-012, any reinstatement of quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may again cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the significant ongoing impact of the pandemic on economies worldwide could result in more extensive adverse effects on our business and operations. The full extent of the impact of COVID-19 on our development efforts will depend on the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines, and the impact of the foregoing on our customers, employees, vendors and government agencies, which is uncertain and cannot be predicted. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to significantly and adversely affect our business, financial condition, results of operations and prospects.

Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

If KPI-012 or any other product candidate that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by clinicians, patients, third-party payors and others in the medical community. We are developing KPI-012 for PCED, which is a rare disease. Our understanding of both the number of people who have a PCED, as well as the subset of people with PCED diseases who have the potential to benefit from treatment with KPI-012, are based on estimates. These estimates may prove to be incorrect. The number of patients with PCED may turn out to be lower than expected, may not be otherwise amenable to treatment with KPI-012 or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

Biosimilar and generic versions of any products that compete with KPI-012 or any other product candidates we may develop would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, clinicians, patients and third-party payors may choose to rely on such products rather than our product candidates.

Our assessment of the potential market opportunity for KPI-012 is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The potential market opportunity for the treatment of PCED is difficult to precisely estimate. Our estimates of the potential market opportunities for KPI-012 include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for KPI-012 for PCED may be smaller than we expect, and as a result our future product revenue may be limited and it may be more difficult for us to achieve or maintain profitability. The uncertainty with respect to the future progression of the COVID-19 pandemic and its long-term effects may adversely impact the accuracy of such estimates and our potential market opportunity for KPI-012.

If KPI-012 or any other product candidate for which we may obtain marketing approval does not achieve adequate levels of acceptance by physicians and patients, formulary coverage, pricing or reimbursement, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of KPI-012 or any other product candidate for which we may obtain marketing approval, will depend on a number of factors, including:

●	the efficacy and potential advantages of our product candidates compared to alternative treatments, including the existing standard of care;
●	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;
●	the availability of third-party formulary coverage and adequate reimbursement;
●	the clinical indications for which the product is licensed or approved;
●	the convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of clinicians to prescribe these therapies;
●	the strength of our marketing and distribution support;
●	the timing of market introduction of competitive products;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our products together with other medications.

Even if we are able to successfully commercialize KPI-012 or any other product candidate that we may develop, if and when they are approved, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully commercialize KPI-012 or any other product candidate that we may develop if and when they are approved will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for KPI-012 or any other product candidate that we may commercialize and, even if they are available, the level of reimbursement may be limited or not satisfactory.

Inadequate reimbursement may adversely affect the demand for, or the price of KPI-012 or any other product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize KPI-012 or any other product candidate if and when they are approved.

There may be significant delays in obtaining coverage and reimbursement for newly approved products and coverage may be more limited than the indications for which the product is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop would compromise our ability to generate revenues and become profitable.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Even if a product candidate we develop is approved for sale in the United States or in other countries, there can be no assurance that such product candidate will be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, or that coverage and an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell such product candidate profitably.

If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.

We established a sales, marketing and distribution infrastructure for the commercial launch of INVELTYS and EYSUVIS, and, as a company, we have limited experience in the sales, marketing and distribution of therapeutic products. Following the sale of our commercial business to Alcon in July 2022 and our determination to focus our research and development efforts on KPI-012, we committed to a course of action to terminate 113 employees, consisting of our entire commercial sales force and certain employees in our commercial, scientific, manufacturing, finance and administrative functions. To achieve commercial success for any product for which we obtain marketing approval in the future, we will again need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

There are risks involved with establishing, maintaining and expanding, if and when necessary, our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-

consuming, may divert our management and business development resources and could delay any future product launch. Establish and maintaining a sales force would require us to continue to implement and improve our managerial, operational and financial systems, which we may not do effectively. Any inability to manage growth, when necessary, could delay the execution of our business plans or disrupt our operations. Further, we may overestimate or underestimate the size of the sales force required for a successful product launch.

We have not yet established our own commercial organization or distribution capabilities specific to KPI-012. While we believe that we will be able to commercialize KPI-012, if approved, for the treatment of PCED with a small, targeted, internal sales force in the United States and potentially other major markets, our assumptions may prove inaccurate. In the future, we may need a larger sales force and at a higher cost than previously anticipated. If the commercial launch of any product candidate for which we establish a commercial infrastructure is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition any such sales, marketing and distribution personnel.

Factors that may inhibit our efforts to commercialize on our own KPI-012 or any other product candidate we develop, if and when approved, include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	our inability to obtain and maintain coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
●	the inability of sales personnel to obtain access to clinicians, including as a result of limitation on office visits as a result of COVID-19 or other health concerns, or persuade adequate numbers of clinicians to prescribe our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with establishing, maintaining and expanding, if and when necessary, an independent sales, marketing and distribution organization.

While we cannot be certain when, if ever, we will seek and/or receive marketing approval to commercialize any of our product candidates outside the United States, we may seek marketing approval and explore commercialization of KPI-012 in certain markets outside the United States utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties. Our product revenues and our profitability, if any, under any such third-party collaboration, distribution or other marketing arrangements are likely to be lower than if we were to market, sell and distribute KPI-012 ourselves. We may also consider seeking marketing approval outside the United States for other product candidates we may develop in the future. If we decide to seek regulatory approval for any of our product candidates outside the United States, we may need to seek additional patent approvals, seek licenses to patents held by third parties and/or face claims of infringing third-party patent rights.

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute KPI-012 or any other product candidate we may develop or we may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market effectively any product candidate for which we obtain marketing approval. If we do not establish and maintain our sales, marketing and distribution capabilities successfully, when needed, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidate for which we obtain marketing approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if and when approved, will also compete with existing branded, generic and off-label products.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidate, KPI-012, and we will face competition with respect to any other product candidate that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

If approved, we expect KPI-012 to compete with Oxervate®, which is the only approved prescription pharmaceutical product in the PCED space. Oxervate (cenegermin-bkbj), was approved in August 2018 for the treatment of neurotrophic keratitis, or NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to represent approximately one-third of all PCED cases. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes. In addition, to our knowledge, there are currently only two product candidates in active clinical development for the treatment of a broad PCED population. ST266, an eye drop, is currently being studied in a Phase 2b clinical trial in patients with PCED and is being developed by Noveome Biotherapeutics Inc. ST266 is a secretome produced from amnion-derived epithelial cells from donated full-term placentas. KIO-201, a chemically modified form of the natural polymer hyaluronic acid administered as an eye drop, is currently being studied in a Phase 2 clinical trial in patients with PCED by Kiora Pharmaceuticals, Inc. A number of companies are pursuing development of product candidates for the treatment of NK.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Our competitors may develop products that are available on a generic basis, and our product candidates may not demonstrate sufficient additional clinical benefits to clinicians, patients or payors to justify a higher price compared to generic products. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of biosimilar and generic products.

Many of the companies against which we are competing or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials, including KPI-012. We face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for products that we may develop;

●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced time and attention of our management to pursue our business strategy; and
●	the inability to successfully commercialize any products that we may develop.

We currently hold $15 million in product liability insurance coverage in the aggregate, with a per incident limit of $15 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage if we expand our planned clinical trials for KPI-012. We will need to further increase our insurance coverage when and if we begin commercialization of KPI-012 or any other product candidate for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We have relied on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, in conducting our clinical trials and expect to continue to rely on such parties to conduct clinical trials of any product candidate that we develop. We or these third parties may terminate their engagements with us at any time for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

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

We also have relied, and expect to continue to rely, on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of products, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical quantities of any product candidates. We do not own or operate, and currently have no plans to establish, any manufacturing facilities for KPI-012. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished product for KPI-012 for preclinical and clinical testing, as well as for commercial manufacture of KPI-012 if it receives marketing approval. We also rely, and expect to continue to rely, on third parties for packaging, labeling, sterilization, storage, distribution and other production logistics for KPI-012. We have only limited supply agreements in place with respect to KPI-012, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished product for KPI-012 on a purchase order basis and do not have long term committed supply arrangements with respect to KPI-012. We may be unable to maintain our current arrangements for KPI-012 or conclude agreements for commercial supply of KPI-012 on acceptable terms or at all. We also expect to rely on third-party manufacturers to manufacture preclinical, clinical and commercial supplies of any other product candidates we develop, as well as for packaging, serialization, storage, distribution and other production logistics.

We are subject to risks related to our reliance on third-party manufacturers for the manufacture of the drug substance and product of KPI-012, a biological product candidate. Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. KPI-012 is a bone-marrow derived mesenchymal stem cell secretome therapeutic composed of biologically active components, including protease inhibitors and growth factors, and is produced from a proprietary cell bank. The manufacturing process for KPI-012 is comprised of three stages: (1) cultivation of mesenchymal stem cells from a working cell bank and production of unprocessed conditioned media (cell-free secretome), (2) production of drug substance as a chemically defined solution and (3) formulation and filling of drug product. While the drug product for Combangio’s early research and Phase 1b clinical trials was cultivated using a planar culture model, we plan to implement a bioreactor cultivation model for our planned clinical trials and for commercial supply of KPI-012. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. In addition, KPI-012 drug product is manufactured from a vial of a working cell bank, which in turn was produced from a vial of master cell bank. KPI-012 master cell bank and working cell bank is stored in two separate locations. It is possible that we could lose the cell bank in both locations and have our manufacturing severely impacted by the need to replace the cell bank.

Our third party manufacturers may encounter shortages in the raw materials necessary to produce our product candidates in the quantities needed for our clinical trials, or our product candidates, if approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials, including shortages caused by the purchase of such raw materials by our competitors or others and shortages related to epidemics or pandemics, such as the COVID-19 pandemic. The failure of us or our third party manufacturers to obtain the raw materials necessary to manufacture sufficient quantities of KPI-012 or any other product candidates we may develop, may have a material adverse effect on our business.

The FDA maintains strict requirements governing the manufacturing process and third-party manufacturers are subject to inspection and approval by the FDA before a company can commence the manufacture and sale of any of its products or product candidates, and thereafter subject to FDA inspection from time to time. Failure by third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to products or product candidates may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Depending on the severity of any potential regulatory action, our clinical or commercial supply could be interrupted or limited, which could have a material adverse effect on our business. When a manufacturer seeks to modify or make even seemingly minor changes to the manufacturing process, the FDA may require the applicant to conduct a comparability study that evaluates the potential differences in the product resulting from the change in the manufacturing process. In connection with any application for approval to market product candidates in the United States, we may be required to conduct a comparability study if the product we intend to market is supplied by a manufacturer different from the one who supplied the product evaluated in our clinical studies. Delays in designing and completing this study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and thereby limit our revenues and growth.

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

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations.

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

Our current and anticipated future dependence upon others for the manufacture of KPI-012 or any other product candidate we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

We expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize KPI-012 or any other product candidate we develop and for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of our product candidates. For example, we may consider potential collaborative partnership opportunities prior to initiating IND-enabling studies on product candidates we may develop. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into may pose a number of risks, including the following:

●	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development of our product candidates or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may not pursue commercialization of our product candidates that receive marketing approval or may elect not to continue or renew commercialization programs based on changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own products or product candidates, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would divert management attention and resources, be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe, misappropriate or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates or products in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our collaborators.

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

For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development of our product candidates or the potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay the potential commercialization of a product candidate or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform.

Risks Related to Our Intellectual Property

We may be unable to obtain and maintain patent protection for our technology or product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates, including KPI-012. We have sought to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our novel technologies and product candidates.

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

The patent position of pharmaceutical, biotechnology, and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may fail to result in issued patents in the United States or in other foreign countries which protect our technology or product candidates, or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and the standards applied by the U.S. Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Databases for patents and publications, and methods for searching them, are inherently limited so we may not know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies, products and product candidates. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology, products or product candidates, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering our product candidates even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for our licensed patents, we may not have the right to control prosecution, including filing with the U.S. Patent and Trademark Office, a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the U.S. Patent and Trademark Office.

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

Our commercial success depends upon our ability to develop, manufacture, market, and sell KPI-012 and any other product candidate we may develop in the future and to use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is a considerable amount of intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, infringement litigation claims regarding our product candidates and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties. Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference, or derivation proceedings before the U.S. Patent and Trademark Office or foreign patent offices.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase if our product candidates commence commercialization. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses. Thus, we do not know with certainty that any of our product candidates or our development and commercialization thereof, do not and will not infringe or otherwise violate any third-party’s intellectual property.

If we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing, marketing and selling any products, if and when approved, product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology, products or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent and could be forced to indemnify our customers or collaborators. A finding of infringement could also result in an injunction that prevents us from commercializing our product candidates or forces us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance, renewal and annuity fees on any issued patent must be paid to the U.S. Patent and Trademark Office and foreign patent agencies in several stages or annually over the lifetime of our owned and licensed patents and patent applications. The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we may rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of, the relevant patent agency. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business.

KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if any when approved, will be harmed.

A substantial portion of our patent portfolio is in-licensed. As such, we are a party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to KPI-012. We rely on a license from Stanford University for certain patent rights related to KPI-012. The license agreement between Combangio and Stanford University, or Stanford University License Agreement, imposes specified diligence, milestone payment, royalty and other obligations on us and requires that we meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the license. Our rights with respect to in-licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated or if we fail to satisfy the obligations under the Stanford University License Agreement. We are likely to enter into additional license agreements to in-license patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our product candidates could be materially harmed.

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

Some of the intellectual property rights we own or have licensed have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. For example, certain aspects of KPI-012 were developed using United States government funds. As a result, the United States government may have certain rights to intellectual property embodied in KPI-012 pursuant to the Bayh-Dole Act of 1980. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

Our Stanford University License Agreement, under which we license certain patent rights related to KPI-012, imposes royalty and other financial obligations on us and other substantial performance obligations. We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or product candidate that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of any product or product candidate. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

In addition, it is possible that Stanford may conclude that we have materially breached the Stanford University License Agreement and might therefore terminate the agreement, thereby removing our ability to market products covered by our license agreement with Stanford. If the Stanford University License Agreement is terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if our Stanford University License Agreement is terminated, Stanford and/or its assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. If we breach the agreement (including by failing to meet our payment obligations) and do not adequately cure such breach, the rights in the technology licensed to us under the Stanford University License Agreement will revert to Stanford at no cost to Stanford. This could have a material adverse effect on our competitive business position, our financial condition, our results of operations and our business prospects.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize any affected product or product candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In addition to seeking patents for our technology and our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate significant revenue will be materially impaired. The marketing approval process is expensive, time-consuming and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain marketing approval to commercialize KPI-012 or any product candidates we may develop in the future.

KPI-012 and any other future product candidate and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, potency, purity, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.

Other than EYSUVIS and INVELTYS, which we sold to Alcon in July 2022, we have not received approval to market any product candidate from regulatory authorities in any jurisdiction. We may never generate the necessary data or results required to obtain regulatory approval of KPI-012 or any other product candidate we may develop with the market potential sufficient to enable us to achieve profitability. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals and have relied on, and expect to continue to rely on, third-party consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish a biologic product candidate’s purity, safety and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that KPI-012 or any other product candidate that we develop does not satisfy these standards or has undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

In order to market and sell KPI-012 or any other product candidate we may develop in the European Union and many other jurisdictions, we or our potential third-party collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. Clinical trials of any product candidate in the United States may not be sufficient to support an application for marketing approval outside the United States.

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

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any potential collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for any product candidate for which we obtain marketing approval. Promotional communications with respect to biologic products and medical devices are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, if any of our product candidates receives marketing approval, the accompanying label may limit the approved use of any other product for which we obtain marketing approval, which could limit sales of such product.

The FDA may also impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of risk evaluation and mitigation strategies. The FDA closely regulates the post-approval marketing and promotion of products to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and/or enforcement actions by the FDA, Department of Justice and state Attorneys General alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any contract manufacturers we may engage in the future, our future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a risk evaluation and mitigation strategy.

We may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA or the European Medicines Agency from approving other competing products. Additionally, if another company with a competing product candidate were to obtain orphan drug exclusivity for its competing product candidate before we do, we may be barred from marketing our product candidate for the same indication as the competing product candidate during the exclusivity period.

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

Healthcare providers, clinicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription and use of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

Existing and future legislation may affect our ability to commercialize our products, if and when approved, and increase the difficulty and cost for us to obtain reimbursement for our products, if and when approved.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize any product candidate for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and have been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for clinician administered drugs. In addition, this legislation provided authority for limiting the number of products that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2021, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments, will stay in effect through 2031. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was enacted on March 27, 2020, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Pursuant to subsequent legislation, the reductions were suspended through the end of March 2022 and were reduced to 1% from April 2022 through June 2022. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any product candidate is prescribed or used.

We expect that additional healthcare reforms may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any product which receives regulatory approval and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

If we or any third-party manufacturers we engage or may engage in the future fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur significant costs.

We and any third-party manufacturers we engage or may engage in the future are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous materials, including chemicals and biological materials, and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

Risks Related to Employee Matters

Our workforce reduction announced in July 2022 could result in total costs and expenses that are greater than expected and could disrupt our business.

In July 2022, we announced a course of action to terminate 113 employees, consisting of our entire commercial sales force and certain employees in our commercial scientific, manufacturing, finance and administrative functions. The determination to proceed with the workforce reduction was made in the context of the sale of our commercial business to

Alcon and the determination to focus our research and development efforts on the development of KPI-012. We cannot guarantee that we will achieve the anticipated annualized reduction in expenses from the workforce reduction. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, this workforce reduction may be disruptive to our operations, including having a negative impact on our corporate culture. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, loss of historical knowledge or increased difficulties and disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and other personnel who are critical to our business, including those who are critical to the development of KPI-012. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing KPI-012 and any other product candidate we may develop in the future. If we are ultimately successful in obtaining approval of KPI-012 in the United States, we will need to hire additional employees to support our commercialization of efforts, and if we are unsuccessful or delayed in doing so, the potential launch of KPI-012 could be delayed, which could harm our business.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Mark Iwicki, our Chief Executive Officer, Todd Bazemore, our President and Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Head of Research and Development and Chief Medical Officer, Darius Kharabi, our Chief Business Officer, and Eric Trachtenberg, our General Counsel, Chief Compliance Officer and Corporate Secretary, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we are highly dependent on the employees who joined us in connection with the Combangio Acquisition and their expertise developing biologics.

Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and other personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Our decision to sell our commercial business to Alcon, our determination to cease the development of our preclinical pipeline programs unrelated to our MSC-S platform and to focus our research and development efforts on KPI-012 and our recent workforce reduction could harm our ability to attract and retain qualified personnel who are critical to our business. In addition, we rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

●	the recent sale of our commercial business to Alcon;
●	our strategic decision to focus our research and development efforts on KPI-012;
●	results of clinical trials of KPI-012 or any other product candidates we may develop;
●	our ability to receive marketing approval for and to successfully commercialize KPI-012 or any other product candidate we may develop;
●	results of clinical trials of product candidates of our competitors;
●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel, including as a result of our recently announced workforce reduction;
●	the level of expenses related to the development of KPI-012 and any other product candidate we develop;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approval for or fail to successfully commercialize KPI-012 or any other product candidate we develop. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

Sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 10, 2022, we had outstanding 73,208,140 shares of common stock.

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

In connection with the Combangio Acquisition, on January 3, 2022, we issued an aggregate of 6,815,072 shares of our common stock to the former Combangio equityholders, and we held back 973,565 Holdback Shares that will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. While the shares of common stock issued to former Combangio equityholders will be restricted as a result of securities laws, following expiration of applicable holding periods, these shares will be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. If the former Combangio equityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, the merger agreement with Combangio obligates us to file a registration statement with respect to public resale of our shares of common stock that may become issuable upon the achievement of certain of the milestones.

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

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and a minimum market value of listed securities, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. In addition, any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.

A delisting of our common stock after a specified cure period is also an event of default under our Loan Agreement. If such an event of default were to occur, the lender would be entitled to accelerate the amounts due under our Loan Agreement. We may not be able to make such accelerated payments, in which case the lender could seek to enforce security interests in the collateral securing such indebtedness. In either case, the occurrence of an event of default under our Loan Agreement would adversely effect our financial condition and our ability to pursue our business strategy.

On March 2, 2022, we received a deficiency letter from Nasdaq notifying us that, for 30 consecutive business days, the bid price of our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement. We were provided a period of 180 calendar days, or until August 29, 2022, to regain compliance with the Bid Price Requirement. On March 22, 2022, we received a letter from Nasdaq notifying us that we had regained compliance with the Bid Price Requirement as we had a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days from March 8, 2022 through March 21, 2022.

On May 24, 2022, we received another deficiency letter from Nasdaq notifying us that, for 30 consecutive business days, the bid price of our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to the Bid Price Requirement. We were provided a period of 180 calendar days, or until November 21, 2022, to regain compliance with the Bid Price Requirement.

On July 6, 2022, we received another deficiency letter from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), or the Minimum MVLS Requirement, for continued listing on the Nasdaq Global Select Market, as the market value of our common stock was less than $50,000,000 for the previous 30 consecutive business days. Nasdaq also noted in its letter that we were not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), which requires listed companies to have total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or for two of the three most recently completed fiscal years.

If we do not regain compliance with the Bid Price Requirement by November 21, 2022 or the Minimum MVLS Requirement by January 2, 2023, we may be eligible for an additional 180 calendar day compliance period for each deficiency. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and, in the case of the Bid Price Requirement deficiency, will need to provide written notice to Nasdaq of our intention to cure such deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, Nasdaq will make a determination of whether it believes we will be able to cure the Bid Price Rule deficiency. Should Nasdaq conclude that we will not be able to cure the deficiencies, or should we determine not to submit an application for transfer to the Nasdaq Capital Market or notify Nasdaq of our intention to cure the deficiencies, Nasdaq will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel, or the Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination to the Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and the market value of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement and the Minimum MVLS Requirement, which could include seeking to effect a reverse stock split and/or applying to transfer to the Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements.

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

Regulatory guidance under the 2017 Tax Act, the FFCR Act, the CARES Act, the CAA and the ARPA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic or otherwise. Any such legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act, the CARES Act, the CAA or the ARPA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On June 15, 2022, we granted stock options to two new employees to purchase a total of 50,000 shares of our common stock at an exercise price of $0.39 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 6. Exhibits

Exhibit Index

EXHIBIT 2.1*	-

Asset Purchase Agreement, by and between the Registrant, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on May 23, 2022 with the Securities and Exchange Commission)

EXHIBIT 10.1*+		First Amendment to Loan and Security Agreement, dated November 15, 2021, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender

EXHIBIT 10.2+	-	Second Amendment to Loan and Security Agreement, dated May 21, 2022, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender

EXHIBIT 31.1+	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mark Iwicki, Chief Executive Officer of the Company.

EXHIBIT 32.2++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+ Filed herewith

++ Furnished herewith

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA PHARMACEUTICALS, INC.

Dated: August 11, 2022	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2022	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)