Form 10-Q
period 2022-09-30
Kala Pharmaceuticals, Inc.
filed 2022-11-08
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

There were 1,518,424 shares of Common Stock, $0.001 par value per share, outstanding as of November 7, 2022.

		Page
PART I – FINANCIAL INFORMATION		7

Item 1.	Financial Statements (Unaudited)	7

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	7

	Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	8

	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' (Deficit) Equity for the three and nine months ended September 30, 2022 and 2021	9

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	11

	Notes to Condensed Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	56

PART II – OTHER INFORMATION		57

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	110

Item 6.	Exhibits	111

SIGNATURES		112

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to the potential impacts the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer collectively as Alcon, will have on our business, results of operations and financial condition;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon in connection with the sale of our commercial business;
●	our expectations with respect to our dependency on and potential advantages of KPI-012, our product candidate for the treatment of persistent corneal epithelial defects, or PCED;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition, including our expectations with respect to, and the amount of, future milestone payments in connection with the Combangio Acquisition;
●	our development efforts for KPI-012 and our ability to discover and develop new programs and product candidates;
●	the timing, progress and results of clinical trials for KPI-012, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of any investigational new drug applications and biologics license applications for KPI-012 and any other product candidate we may develop in the future;
●	our ability to obtain regulatory approvals for KPI-012;
●	our commercialization, marketing and manufacturing capabilities and strategy for KPI-012, if approved;
●	our estimates regarding potential future revenue from sales of KPI-012, if approved;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for KPI-012, if approved;
●	the rate and degree of market acceptance and clinical utility of KPI-012 and our estimates regarding the market opportunity for KPI-012, if approved;
●	plans to pursue the development of KPI-012 for indications in addition to PCED;

●	our expectations with respect to our determination to cease the development of our preclinical pipeline programs that are unrelated to our mesenchymal stem cell secretome, or MSC-S, platform, including the development of KPI-287, our receptor tyrosine kinase inhibitor, and our selective glucocorticoid receptor modulators;
●	our plans to initiate preclinical studies under our KPI-014 program;
●	our expectations regarding our ability to fund our operating expenses, debt service obligations, and capital expenditure requirements with our cash on hand;
●	our expectations regarding our ability to comply with the covenants under our Loan Agreement;
●	our intellectual property position, including intellectual property acquired in the Combangio Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers;
●	our anticipated annualized reduction in operating expenses associated with our workforce reduction announced in July 2022;
●	the impact of COVID-19 on our business and operations; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	Following the completion of the sale of our commercial business to Alcon, we no longer have any commercial products in our portfolio, and we have only one product candidate which is currently in clinical development. As a result, we are substantially dependent on the development of KPI-012 for the treatment of PCED and any other product candidates we may develop in the future.
●	The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	We may not be able to realize the anticipated benefits from the sale of our commercial business to Alcon.
●	We may fail to realize the anticipated benefits of our Combangio Acquisition and those benefits may take longer to realize than expected.
●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of September 30, 2022, we had an accumulated deficit of $574.4 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business, and a failure to comply with the covenants under our Loan Agreement, such as the requirement that our common stock continue to be listed on the Nasdaq Global Select Market, could result in an event of default and acceleration of amounts due.
●	If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other product candidate that we develop fail to demonstrate potency, safety and purity or, for drug products, safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.

●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has only been evaluated in a clinical trial outside of the United States, and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.
●	The ongoing novel coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations, could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.
●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if and when approved, may also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	We may be unable to obtain and maintain patent protection for our technology or product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology product candidates may be impaired.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if and when approved, will be harmed.
●	Our workforce reduction announced in July 2022 could result in total costs and expenses that are greater than expected and could disrupt our business.
●	If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$52,393	$92,136
Short-term restricted cash	—	2,042
Accounts receivable, net	190	15,345
Inventory	—	8,639
Prepaid expenses and other current assets (Note 8)	22,576	6,204
Current assets held for sale (Note 4)	9,513	—
Total current assets	84,672	124,366
Non-current assets:
Property and equipment, net	517	2,722
Long-term inventory	—	9,578
Right-of-use assets	34	1,299
Restricted cash and other long-term assets	475	1,462
Total assets	$85,698	$139,427
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,348	$4,899
Accrued expenses and other current liabilities	25,368	20,986
Deferred gain on sale of commercial business	3,408	—
Current portion of lease liabilities	32	711
Current portion of contingent consideration	3,923	3,817
Current portion of deferred purchase consideration	162	7,009
Total current liabilities	40,241	37,422
Long-term liabilities:
Long-term lease liabilities	—	548
Long-term debt	42,642	78,929
Long-term contingent consideration	3,783	4,841
Long-term deferred purchase consideration	—	883
Total long-term liabilities	46,425	85,201
Total liabilities	86,666	122,623
Commitments and Contingencies (Note 17)
Mezzanine equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 73,208 and 0 Series D redeemable preferred shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 1,476,637 and 1,322,464 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	573,398	559,191
Accumulated deficit	(574,367)	(542,388)
Total stockholders' (deficit) equity	(968)	16,804
Total liabilities and stockholders' (deficit) equity	$85,698	$139,427

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Product revenues, net	$420	$3,067	$3,892	$9,384
Costs and expenses:
Cost of product revenues	11	908	2,560	2,679
Selling, general and administrative	9,549	25,349	59,204	81,034
Research and development	5,391	2,881	14,330	9,101
(Gain) loss on fair value remeasurement of deferred purchase consideration	(57)	—	205	—
Loss (gain) on fair value remeasurement of contingent consideration	95	—	(952)	—
Total costs and expenses	14,989	29,138	75,347	92,814
Loss from operations	(14,569)	(26,071)	(71,455)	(83,430)
Other income (expense):
Interest income	234	16	310	92
Interest expense	(1,447)	(2,072)	(5,689)	(6,304)
Loss on extinguishment of debt	(2,583)	—	(2,583)	(5,395)
Gain on sale of commercial business	46,995	—	46,995	—
Other income (expense), net	443	—	443	—
Total interest and other income (expense)	43,642	(2,056)	39,476	(11,607)
Net income (loss)	$29,073	$(28,127)	$(31,979)	$(95,037)
Net income (loss) per share—basic	$19.39	$(21.41)	$(21.46)	$(73.80)
Net income (loss) per share—diluted	$19.25	$(21.41)	$(21.46)	$(73.80)
Weighted average shares outstanding—basic	1,499,001	1,313,466	1,490,159	1,287,772
Weighted average shares outstanding—diluted	1,510,421	1,313,466	1,490,159	1,287,772

Net income (loss)	$29,073	$(28,127)	$(31,979)	$(95,037)
Other comprehensive income (loss):
Change in unrealized gains on investments	1	—	—	(4)
Total other comprehensive income (loss)	1	—	—	(4)
Total comprehensive income (loss)	$29,074	$(28,127)	$(31,979)	$(95,041)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2022
	Mezzanine Equity		Stockholders' Equity (Deficit)
						Accumulated
	Series D Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of June 30, 2022	—	$—	1,465,949	$1	$571,886	$(1)	$(603,440)	$(31,554)
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	10,688	—	138	—	—	138
Issuance of redeemable non-controlling Series D preferred stock	73,208	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,374	—	—	1,374
Change in fair value of investments	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	29,073	29,073
Balance as of September 30, 2022	73,208	$—	1,476,637	$1	$573,398	$—	$(574,367)	$(968)

	Three Months Ended September 30, 2021
	Mezzanine Equity		Stockholders' Equity
						Accumulated
	Series D Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2021	—	$—	1,307,860	$1	$550,962	$—	$(466,693)	$84,270
At the market offering, net of sales agent commission of $9	—	—	2,283	—	333	—	—	333
Issuance of common stock under employee stock purchase plan	—	—	4,019	—	906	—	—	906
Stock-based compensation expense	—	—	—	—	4,087	—	—	4,087
Net loss	—	—	—	—	—	—	(28,127)	(28,127)
Balance as of September 30, 2021	—	$—	1,314,162	$1	$556,288	$—	$(494,820)	$61,469

	Nine Months Ended September 30, 2022
	Mezzanine Equity		Stockholders' Equity (Deficit)
						Accumulated
	Series D Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2021	—	$—	1,322,464	$1	$559,191	$—	$(542,388)	$16,804
Exercise of stock options	—	—	102	—	3	—	—	3
Issuance of common stock for vested restricted stock units	—	—	3,966	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	13,791	—	298	—	—	298
Issuance of common stock to satisfy deferred purchase consideration	—	—	136,314	—	7,936	—	—	7,936
Issuance of redeemable non-controlling Series D preferred stock	73,208	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,970	—	—	5,970
Change in fair value of investments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(31,979)	(31,979)
Balance as of September 30, 2022	73,208	$—	1,476,637	$1	$573,398	$—	$(574,367)	$(968)

	Nine Months Ended September 30, 2021
	Mezzanine Equity		Stockholders' Equity
						Accumulated
	Series D Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	—	$—	1,190,763	$1	$499,773	$4	$(399,783)	$99,995
At the market offering, net of offering costs of $1,161	—	—	113,950	—	41,063	—	—	41,063
Exercise of stock options	—	—	1,778	—	248	—	—	248
Issuance of common stock for vested restricted stock units	—	—	2,156	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	5,515	—	1,337	—	—	1,337
Stock-based compensation expense	—	—	—	—	13,867	—	—	13,867
Change in fair value of investments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(95,037)	(95,037)
Balance as of September 30, 2021	—	$—	1,314,162	$1	$556,288	$—	$(494,820)	$61,469

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,979)	$(95,037)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	457	763
Non-cash operating lease cost	421	1,711
Gain on sale of commercial business	(46,995)	—
Loss on extinguishment of debt	2,583	5,395
Loss on fair value remeasurement of deferred purchase consideration	205	—
Gain on fair value remeasurement of contingent consideration	(952)	—
Amortization of debt discount and other non-cash interest	1,130	1,080
Stock-based compensation	6,048	13,340
Other non-cash (gains) losses, net	76	8
Change in operating assets and liabilities:
Accounts receivable	15,143	(3,026)
Prepaid expenses and other current assets	(16,928)	(1,239)
Inventory	(1,011)	(6,772)
Accounts payable	2,433	4,251
Accrued expenses and other current liabilities	4,531	495
Lease liabilities and other long-term liabilities	(335)	(1,300)
Net cash used in operating activities	(65,173)	(80,331)
Cash flows from investing activities:
Proceeds from sale of commercial business, net of transaction costs	62,908	—
Purchases of property and equipment and other assets	(291)	(874)
Proceeds from sale of property and equipment	41	50
Purchases of short-term investments	(4,992)	—
Proceeds from sales or maturities of short-term investments	5,000	76,250
Net cash provided by investing activities	62,666	75,426
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs of $2,218	—	77,782
Payment of principal, prepayment premium and final payment fee on debt	(40,000)	(78,010)
Proceeds from common stock offerings, net of offering costs	—	41,063
Payment of principal on finance lease	(29)	(26)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	301	1,585
Net cash (used in) provided by financing activities	(39,728)	42,394
Net (decrease) increase in cash, cash equivalents and restricted cash:	(42,235)	37,489
Cash, cash equivalents and restricted cash at beginning of period	94,878	89,756
Cash, cash equivalents and restricted cash at end of period	$52,643	$127,245
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$52,643	$127,245
Less restricted cash (Notes 10 and 11)	(250)	(2,742)
Cash and cash equivalents at end of period	$52,393	$124,503

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$16	$—

Supplemental disclosure:
Cash paid for interest	$4,747	$5,200
Right-of-use assets obtained in exchange of operating lease obligations	424	1,211

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

On November 15, 2021, the Company and its newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc. (the “Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Combangio, Inc. (“Combangio”) and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming a direct wholly owned subsidiary of the Company (the “Combangio Acquisition”). Combangio was a clinical-stage biotechnology company focused on developing regenerative biotherapeutics for severe ocular diseases based on mesenchymal stem cell secretomes (“MSC-S”) platform, including its lead product candidate, CMB-012 for the treatment of persistent corneal epithelial defects (“PCED”), which the Company now refers to as KPI-012. The Company expects to commercialize in the United States any of its product candidates that receive marketing approval.

In connection with the determination to focus its research and development efforts on KPI-012, the Company has ceased the development of its preclinical pipeline programs that are unrelated to the MSC-S platform, including the development of KPI-287, its receptor tyrosine kinase inhibitor, and its selective glucocorticoid receptor modulators.

The Company previously developed and commercialized two marketed products, EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products applied a proprietary mucus-penetrating particle drug delivery technology, which the Company referred to as the AMPPLIFY® Drug Delivery Technology. On July 8, 2022, the Company closed the transaction (the “Alcon Transaction”), contemplated by the asset purchase agreement, dated as of May 21, 2022 (the “Asset Purchase Agreement”), by and between the Company, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC (together referred to as “Alcon”), pursuant to which Alcon purchased the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the Company’s AMPPLIFY Drug Delivery Technology (collectively, the “Commercial Business”). Alcon also assumed certain liabilities with respect to the Commercial Business. See Note 3, “Sale of Commercial Business to Alcon”, for additional information about the Alcon Transaction.

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

Reverse Stock Split— On October 20, 2022, the Company effected a 1-for-50 reverse stock split of the Company’s shares of common stock either issued and outstanding or held by the Company as treasury stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 50 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of common stock under the Company’s Restated Certificate of Incorporation, as amended, remained unchanged at 120,000,000 shares. All historical share and per share amounts reflected throughout these financial statements have been adjusted to reflect the Reverse Stock Split. Proportionate adjustments were made to the per share

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options and warrants, and the number of shares of common stock reserved for future issuance under our 2017 Equity Incentive Plan and Employee Stock Purchase Plan.

Series D Preferred Stock—On August 18, 2022, the Board of Directors (the “Board”) declared a dividend of one one-thousandth of a share of the Company’s Series D Preferred Stock (“Series D Preferred Stock”) for each outstanding share of the Company’s common stock held of record as of 5:00 p.m. Eastern Time on August 29, 2022. The Certificate of Designation of Series D Preferred Stock was filed with the Delaware Secretary of State and became effective on August 19, 2022. The dividend was based on the number of outstanding shares of common stock prior to the Reverse Stock Split. The outstanding shares of Series D Preferred Stock were entitled to vote together with the outstanding shares of common stock, as a single class, exclusively with respect to a proposal giving the Board the authority, as it determined appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders (the “Reverse Stock Split Proposal”), as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split Proposal (the “Adjournment Proposal”).

The Company held a special meeting of stockholders on October 19, 2022 (the “Special Meeting”) for the purpose of voting on the Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series D Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series D Preferred Stock was entitled to receive $0.10 in cash for each 100 whole shares of Series D Preferred Stock immediately prior to the Redemption. As of September 30, 2022, there were 73,208 shares of Series D Preferred Stock issued and outstanding. As of November 7, 2022, both the Initial Redemption and the Subsequent Redemption have occurred. As a result, no shares of Series D Preferred Stock remain outstanding.

The Company was not solely in control of the Redemption of the shares of Series D Preferred Stock since the holders had the option of deciding whether to return a proxy card for the Special Meeting, which determined whether a given holder’s shares of Series D Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the Redemption of the Series D Preferred Stock was not solely in the control of the Company, the shares of Series D Preferred Stock are classified within mezzanine equity in the Company’s unaudited condensed consolidated balance sheet. The shares of Series D Preferred Stock were initially measured at redemption value. The value of the shares of Series D Preferred Stock as of September 30, 2022 was de minimis.

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations. As of September 30, 2022, the Company had an accumulated deficit of $574,367. As the Company commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched its first product, INVELTYS, in January 2019, the Company generated only limited revenues from product sales prior to the sale of its Commercial Business to Alcon in July 2022. The Company has financed its operations primarily through proceeds from its initial public offering of common stock, follow-on public common stock offerings and sales of its common stock under its at-the-market offering (“ATM Offering”) facility, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (“Oxford Finance”), convertible promissory notes and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of its Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the Combangio Acquisition and the sale of the Company’s Commercial Business to Alcon, the Company intends to devote substantial financial resources to the research and development and potential commercialization of KPI-012. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or the amount of milestone payments the Company may receive, if any. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash and cash equivalents as of September 30, 2022, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects. This evaluation also assumes that the Company remains in compliance with the covenants under the Loan Agreement (defined below), including the covenant that the Company’s common stock remain listed on the Nasdaq Global Select Market. A delisting of the Company’s common stock from the Nasdaq Global Select Market is an event of default under the Loan Agreement, and the occurrence of an event of default would permit the lender to accelerate the amounts due under the Loan Agreement. On May 24, 2022, the Company received a deficiency letter from the Nasdaq Stock Market LLC (“Nasdaq”) notifying it that, for 30 consecutive business days, the bid price of its common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), and on July 6, 2022, the Company received another deficiency letter from Nasdaq notifying it that it was not in compliance with Nasdaq Listing Rules 5450(b)(2)(A), as the market value of its common stock was less than $50.0 million for each of the previous 30 consecutive business days, 5450(b)(1)(A), as its stockholders’ equity was less than $10.0 million and 5450(b)(3)(A) as its total assets and total revenue for the most recently completed fiscal year or for two of the three most recently completed fiscal years were less than $50.0 million. On November 4, 2022, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with the $1.00 per share minimum bid price requirement. The letter noted that the Company’s common stock had a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days from October 21, 2022 through November 3, 2022, and the Company had regained compliance with Nasdaq Listing Rule 5450(a)(1). The Company remains out of compliance with Nasdaq Listing Rule 5450(b). A company that has its primary equity security listed on the Nasdaq Global Select Market must satisfy at least one of the standards in Nasdaq Listing Rule 5450(b). If the Company is unable to cure such deficiency or otherwise regain compliance with Nasdaq Listing Rule 5450(b) by January 2, 2023, the Company’s common stock will be subject to delisting.

The matters described above may impact the Company’s ability to remain in compliance with the covenants under the Loan Agreement beginning January 3, 2023. If an event of default or a breach of the covenants under the Loan Agreement occurs, including as a result of the delisting of the Company's common stock from the Nasdaq Global Select Market, and the Company fails to secure a waiver or forbearance from the third-party lender, such breach or failure would accelerate the repayment of the outstanding indebtedness under the Loan Agreement. In such event, the Company may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about the Company’s ability to continue as a going concern, shorten the period for which the Company will be able to fund its operations and capital expenditure requirements and would adversely affect its financial condition and ability to pursue our business strategy.

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

Net Income (Loss) per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants and the issuance of unvested restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).

The weighted average number of common shares included in the computation of diluted net income (loss) gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and unvested RSUs and PSUs. Common stock equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net income attributable to common stockholders for the three months ended September 30, 2022 and a net loss attributable to common stockholders for the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021. (See Note 15).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2022, other than as described below.

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

As of September 30, 2022, certain assets met the criteria to be classified as held for sale and the Company concluded there was an impairment loss of $91 related to held for sale assets for the three and nine months ended September 30, 2022. Fair value was determined based on the estimated proceeds from the sale of the assets. The Company reclassified the inventory and property and equipment, which had a combined carrying value of $9,513, to current assets held for sale on the condensed consolidated balance sheet as of September 30, 2022. See Note 4, “Assets Held for Sale”, for additional information. There were no assets that met the criteria for classification as held for sale as of December 31, 2021.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. In November 2019, the FASB issued ASU 2019-10, Financial

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be Smaller Reporting Companies (“SRCs”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and for all other entities, including SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-13, beginning January 1, 2023, on its consolidated financial statements and related disclosures. The Company does not expect that the adoption of this standard will have a material impact on its condensed consolidated financial statements or related disclosures.

3. SALE OF COMMERCIAL BUSINESS TO ALCON

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

Pursuant to the Asset Purchase Agreement, on July 8, 2022, the Company entered into supply and commercial agreements under which the Company agreed to supply EYSUVIS and INVELTYS to Alcon and distribute EYSUVIS and INVELTYS to third-party customers of the Commercial Business on behalf of Alcon for a period of six months following the closing of the Alcon Transaction, subject to early termination. In addition, the Company entered into a transition services agreement under which the Company agreed to provide agreed upon transition services to Alcon on a cost-plus pricing arrangement for up to six months following the closing of the Alcon Transaction. Pursuant to the supply agreement, Alcon purchased from the Company, at the closing of the Alcon Transaction, $5,027 of EYSUVIS and INVELTYS inventory on-hand at the Company. Together, the supply, commercial and transition services agreements will be referred to herein as the “Transition Agreement.”

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Company has determined that the disposition of these assets does not qualify for reporting as a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. During the three and nine months ended September 30, 2022, the Company recognized a net gain on the sale of the Commercial Business as follows:

Gross consideration from the sale of the Commercial Business	$65,027
Closing and transaction costs	2,119
Net proceeds from the sale of the Commercial Business	62,908
Book value of assets transferred
Inventories	8,915
Prepaid expenses and other current assets	556
Property and equipment, net	1,819
Other long-term assets	434
Total book value of assets transferred	11,724
Gain on sale of the Commercial Business	51,184
Deferred gain on sale of Commercial Business	4,189
Net gain on sale of the Commercial Business	$46,995

Alcon has the right to purchase any remaining inventory owned by the Company (“Remaining Inventory”) at an agreed upon discounted price upon termination or expiration of the Supply Agreement. As the overall components of the Alcon Transaction should be reflected at fair value, the Company has deferred a portion of the gross consideration related to the discounted pricing on the Remaining Inventory. The deferred gain on the sale of the Commercial Business of $4,189 was recorded on the condensed consolidated balance sheet as of the transaction date as deferred gain on sale of Commercial Business. As of September 30, 2022, the deferred gain on the sale of the Commercial Business recorded as of the transaction date was reduced by $781 as a result of the subsequent write off of $2,605 of expiring Remaining Inventory in the three and nine-months ended September 30, 2022.

The Company collected and will continue to collect cash on behalf of Alcon for revenue generated by sales of EYSUVIS and INVELTYS from July 8, 2022 through the transition period and the Company is obligated to transfer cash generated by such sales to Alcon. The Company’s condensed consolidated balance sheet as of September 30, 2022 reflected $2,808 of cash collected on behalf of Alcon and a receivable within prepaid and other current assets of $10,083 for cash to be collected on behalf of Alcon for units of EYSUVIS and INVELTYS sold through September 30, 2022. The combined total of $12,891 was recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022 and $11,964 represents a payable to Alcon and $927 represents a payable to third parties on behalf of Alcon.

The receivables due from Alcon for reimbursement for services performed under the Transition Agreement and invoices processed on Alcon’s behalf were $2,361 and $7,536, respectively, for a total receivable of $9,897 included in prepaid and other current assets on the condensed consolidated balance sheet as of September 30, 2022. The Company recorded income from the Transition Agreement of $2,361 which is presented in other income on the condensed consolidated statement of operations for the three and nine months ended September 30, 2022 and which offsets $2,293 of operating expenses related to the Transition Agreement captured within loss from operations. The Company’s condensed consolidated balance sheet as of September 30, 2022 reflected an additional $8,287 in payables to third parties of which $4,775 was included within accounts payable and $3,512 was included within accrued expenses and other current liabilities related to invoices the Company will pay on Alcon’s behalf.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

4. ASSETS HELD FOR SALE

As of September 30, 2022, the Company presented assets to be disposed of that met the criteria as held for sale as a single asset in its condensed consolidated financial statements. The inventory classified as held for sale represents the carrying value of the Remaining Inventory which Alcon, and solely Alcon, has the right to purchase. As noted in Note 3, “Sale of Commercial Business to Alcon” above, the Company deferred a portion of the gain on the sale of the Commercial Business related to the discounted pricing on the Remaining Inventory. As such, inventory was recorded and presented at its carrying value and the Company determined that there was no impairment loss related to held for sale inventory for the three months and nine months ended September 30, 2022. The Company concluded that the carrying value of the fixed assets held for sale outside of the Alcon Transaction exceeded its fair value less costs to sell and as such, recorded impairment of $91 during the three and nine months ended September 30, 2022. There were no assets that met the criteria to be presented as held for sale as of December 31, 2021.

The following is a summary of the major categories of assets that have been reclassified to held for sale on the condensed consolidated balance sheet as of September 30, 2022:

September 30,
2022
Inventories	$9,454
Property and equipment, net	59
Total assets held for sale	$9,513

See Note 2, “Summary of Significant Accounting Policies”, and Note 3, “Sale of Commercial Business to Alcon”, for further information on the sale of the Company’s Commercial Business.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of September 30, 2022 and December 31, 2021 consisted primarily of cash equivalents and contingent consideration. Cash equivalents, short-term investments, if any, and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue an aggregate of 155,799 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to former Combangio stockholders and other equityholders (the “Combangio Equityholders”) consisting of (i) an aggregate of 136,314 shares of common stock issued on January 3, 2022 (the “Upfront Shares”) and (ii) an aggregate of 19,485 shares of common stock that have been held back by the Company and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders on the date that is fifteen months after the closing (the “Escrow Release Date”). The Company established liabilities for the Deferred Purchase Consideration. The Deferred Purchase Consideration related to the Combangio Acquisition is measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Changes in these estimates and assumptions could have a significant impact on the fair value of the Deferred Purchase Consideration. Any change in the fair value of the Deferred Purchase Consideration is included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2022, the Company settled $7,935 of the liability upon the issuance of the Upfront Shares. The change in the fair value of the Deferred Purchase Consideration was a gain of $57 and a loss of $205 during the three and nine months ended September 30, 2022, respectively, primarily due to the change in the fair value of the underlying stock price and is recognized as the (gain) loss on fair value remeasurement of deferred purchase consideration in the condensed consolidated statements of operations and comprehensive loss.

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2022, the change in fair value of the contingent consideration liabilities was a loss of $95 and a gain of $952, respectively, primarily due to changes in discount rates, partially offset by the passage of time, and were recognized as a (gain) loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$36,329	$36,329	$—	$—
Total Assets	$36,329	$36,329	$—	$—
Liabilities:
Deferred purchase consideration	$162	$—	$—	$162
Contingent consideration	7,706	—	—	7,706
Total Liabilities	$7,868	$—	$—	$7,868

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

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of September 30, 2022 and December 31, 2021:

	Fair Value at
	September 30,			Range
Financial Instrument	2022	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$162	Option pricing model	Discount for lack of marketability	25%

Contingent consideration	$7,706	Probability-adjusted	Period of expected milestone achievement	2022 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	18.9% - 90.0% (42.5%)
			Discount rate	17.5%
			Discount for lack of marketability	20.0%

	Fair Value at
	December 31,			Range
Financial Instrument	2021	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$7,892	Option pricing model	Discount for lack of marketability	15.0% - 25.0% (20.0%)

Contingent consideration	$8,658	Probability-adjusted	Period of expected milestone achievement	2022 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	18.9% - 90.0% (42.5%)
			Discount rate	10.3%
			Discount for lack of marketability	12.0%

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2022:

Deferred purchase consideration
Balance at January 1, 2022	$7,892
Fair value adjustments	1,051
Settlements	(7,935)
Balance at March 31, 2022	$1,008
Fair value adjustments	(789)
Balance at June 30, 2022	$219
Fair value adjustments	(57)
Balance at September 30, 2022	$162

Contingent consideration
Balance at January 1, 2022	$8,658
Fair value adjustments	(988)
Balance at March 31, 2022	$7,670
Fair value adjustments	(59)
Balance at June 30, 2022	$7,611
Fair value adjustments	95
Balance at September 30, 2022	$7,706

During the three and nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2, and Level 3.

6. REVENUE & ACCOUNTS RECEIVABLE, NET

Following the sale of its Commercial Business to Alcon in July 2022, the Company no longer has any commercial products in its portfolio. The Company accounted for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. The Company performed the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognized revenue when it was probable that it would collect the consideration to which it was entitled in exchange for the goods or services that would be transferred to the customer.

Product revenues, net

The Company sold EYSUVIS and INVELTYS primarily to wholesalers in the United States (collectively, “Customers”). These Customers subsequently resold the Company’s products to specialty and other retail pharmacies. In addition to agreements with Customers, the Company entered into arrangements with third-party payors that provided for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of the Company’s products.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The goods promised in the Company’s product sales contracts represented a single performance obligation. The Company recognized revenue from product sales at the point the Customer obtained control of the product, which occurred upon delivery. The transaction price (“net sales price”) that was recognized as revenue for product sales included the selling price to the Customer and an estimate of variable consideration. Components of variable consideration included prompt pay and other discounts, product returns, government rebates, third-party payor rebates, coverage gap rebates, incentives such as patient co-pay assistance, and other fees paid to Customers and other third-party payors where a distinct good or service was not received. Variable consideration was recorded on the condensed consolidated balance sheet as either a reduction of accounts receivable, if payable to a Customer, or as a current liability, if payable to a third-party other than a Customer. The Company considered all relevant information when estimating variable consideration such as assessment of its then current and anticipated sales and demand forecasts, actual payment history, information from third parties regarding the payor mix for products, information from third parties regarding the units remaining in the distribution channel, specific known market events and trends, industry data and current contractual and statutory requirements that were reasonably available. The Company included estimated amounts for variable consideration in the net sales price to the extent it was determined probable that a significant reversal of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration was resolved.

Payment terms with Customers did not exceed one year and, therefore, the Company did not account for a significant financing component in its arrangements. The Company expensed incremental cost of obtaining a contract with a Customer when incurred as the period of benefit was generally less than one year.

Reserves for Variable Consideration:

Trade Discounts and Allowances

The Company provided its Customers with certain trade discounts and allowances including discounts for prompt payments and other discounts and fees paid for distribution, data and administrative services. These discounts and fees were based on contractually-determined percentages and were recorded as a reduction of revenue and accounts receivable in the period in which the related product revenue was recognized.

Chargebacks

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchased the product from the Company. Customers charged the Company for the difference between what they paid for the product and the ultimate selling price to the qualified healthcare providers. These components of variable consideration were established in the same period that the related revenue was recognized, resulting in a reduction of product revenue and accounts receivable. Reserves for chargebacks consisted of credits the Company expected to issue for units that remained in the distribution channel at the end of each reporting period and that the Company expected would be sold to qualified healthcare providers, as well as chargebacks that Customers had claimed, but for which the Company had not yet issued a credit.

Product Returns

Consistent with industry practice, the Company has a product returns policy that provides Customers right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The Company estimated the amount of its products that may be returned and presented this amount as a reduction of revenue in the period the related product revenue was recognized, in addition to establishing a liability. The Company’s estimates

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

for product returns were based upon available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel as well as historical returns, which developed over time.

Commercial Payor and Medicare Part D Rebates

The Company contracted with certain third-party payors, primarily pharmacy benefit managers (“PBMs”) and health plans (“Plans”), for the payment of rebates with respect to utilization of its product. These rebates were based on contractual percentages applied to the amount of product prescribed to patients who were covered by the PBMs or the Plans with which it contracted. The Company estimated the rebates for commercial and Medicare Part D payors based on the contractual discount percentage, the various payor mix for EYSUVIS and INVELTYS as well as future rebates that would be made for product that had been recognized as revenue but remained in the distribution channel at the end of each reporting period. The Company also estimated the number of patients in the prescription drug coverage gap for whom it would owe an additional liability under the Medicare Part D program. Such estimates were recorded in the same period the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Government Rebates

The Company was subject to discount obligations under Medicaid and other government programs. For Medicaid, reserves were based on actual payment history, and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Centers for Medicaid and Medicare Services. The Company’s liability for these rebates consisted of estimates of claims for the current period and estimated future claims that would be made for product that had been recognized as revenue but remained in the distribution channel at the end of each reporting period. These reserves were recorded in the same period the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Co-pay Assistance Programs

The Company offered co-pay assistance programs (the “co-pay programs”), which were intended to provide financial assistance to patients who may or may not be covered by commercial insurance or, with respect to INVELTYS, who opt out of Medicare Part D programs. The calculation of accruals for the co-pay programs was based on actual claims processed during the period as well as an estimate of the number and cost per claim that the Company expected to receive associated with product that had been recognized as revenue but remained in the distribution channel at the end of each reporting period. Allowances for estimated co-pay claims were recorded in the same period the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three and nine months ended September 30, 2022 and 2021:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2021	$2,672	$1,140	$11,280
Provision related to current period sales	2,133	210	13,359
Changes in estimate related to prior period sales	(1)	(138)	(242)
Credit/payments made	(3,261)	(415)	(10,108)
Balance as of March 31, 2022	$1,543	$797	$14,289
Provision related to current period sales	2,602	214	15,413
Changes in estimate related to prior period sales	(41)	(199)	(107)
Credit/payments made	(2,041)	(112)	(14,878)
Balance as of June 30, 2022	$2,063	$700	$14,717
Provision related to current period sales	91	4	525
Changes in estimate related to prior period sales	176	150	(680)
Credit/payments made	(2,310)	(263)	(9,562)
Balance as of September 30, 2022	$20	$591	$5,000

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2020	$1,157	$600	$4,904
Provision related to current period sales	2,201	245	10,216
Changes in estimate related to prior period sales	3	30	(26)
Credit/payments made	(1,823)	(419)	(7,880)
Balance as of March 31, 2021	$1,538	$456	$7,214
Provision related to current period sales	2,103	356	11,193
Changes in estimate related to prior period sales	30	142	(353)
Credit/payments made	(2,260)	(253)	(9,801)
Balance as of June 30, 2021	$1,411	$701	$8,253
Provision related to current period sales	2,137	490	11,686
Changes in estimate related to prior period sales	18	109	(647)
Credit/payments made	(2,110)	(632)	(9,861)
Balance as of September 30, 2021	$1,456	$668	$9,431
(1)	Trade discounts, allowances and chargebacks included fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks were deducted from gross revenue at the time revenues were recognized and were recorded as a reduction to accounts receivable on the Company’s condensed consolidated balance sheets.
(2)	Estimated provisions for product returns were deducted from gross revenues at the time revenues were recognized and were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
(3)	Rebates and incentives included managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts were deducted from gross revenues at the time revenues were recognized and were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Accounts Receivable, net

Accounts receivable are reported on the condensed consolidated balance sheets at outstanding amounts due from customers for product sales. The Company deducted sales discounts for prompt payments and other discounts, contractual fees for service arrangements and chargebacks from accounts receivable. The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible.

The Company recorded no allowance for doubtful accounts as of September 30, 2022 or December 31, 2021. The Company recorded an allowance of $20 and $2,672 for expected sales discounts, related to prompt pay discounts and other discounts, contractual fee for service arrangements and chargebacks, to wholesalers and distributors as of September 30, 2022 and December 31, 2021, respectively.

7. INVENTORY

Inventory held and used consisted of the following:

	September 30,	December 31,
	2022	2021

Raw materials	$—	$1,328
Work in progress	—	9,799
Finished goods	—	7,090
Total inventory	$—	$18,217

As of September 30, 2022, the Company had no held and used inventory and had $9,454 of inventory classified as held for sale (see Note 4, “Assets Held for Sale”). As of December 31, 2021, the Company had $8,639 of current inventory and $9,578 of long-term inventory.

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consists of the following:

	September 30,	December 31,
	2022	2021

Due from third parties in connection with Transition Agreement	$10,083	$—
Due from Alcon	9,897	—
Insurance	1,003	1,307
Other non-trade receivables	836	2,110
Deposits	149	911
Other	608	1,876
Prepaid expenses and other current assets	$22,576	$6,204

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021

Due to Alcon	$11,964	$—
Due to third parties in connection with Transition Agreement (1)	4,439	—
Compensation and benefits	3,465	6,324
Accrued revenue reserves (2)	2,046	10,300
Professional services	1,268	881
Contract manufacturing	759	396
Development costs	591	127
Commercial costs	414	2,134
Other	422	824
Accrued expenses	$25,368	$20,986

(1) There were additional amounts due to third parties in connection with the Transition Agreement included in accounts payable of $4,775 as of September 30, 2022.

(2) There were additional revenue reserves included in accounts payable of $3,545 and $2,120, as of September 30, 2022 and December 31, 2021, respectively.

10. LEASES

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

On November 12, 2021, the Company entered into a lease termination agreement (the “Lease Termination Agreement”) with the landlord of the Watertown Lease, which Lease Termination Agreement was amended on December 22, 2021, which modified the lease to accelerate the lease termination date to January 11, 2022 (the “Lease Termination Date”). Under the terms of the Lease Termination Agreement, the Company was entitled to receive a payment of $2,000 due from the landlord in January 2022, which was collected during the nine months ended September 30, 2022. The Company was obligated to make rent payments outlined in the lease agreement until the Lease Termination Date.

In connection with the signing of the Lease Termination Agreement, the Company remeasured the lease liability and right-of-use asset and recognized a gain of approximately $1,311, which was included in gain on lease modification in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Additionally, pursuant to the Lease Termination Agreement, $2,042 of restricted cash was released during the nine months September 30, 2022 that was pledged as collateral under a letter of credit with cash on deposit. The restricted cash was included within short-term restricted cash on the consolidated balance sheet as of December 31, 2021.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Vehicle Fleet lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”). The Vehicle Fleet Lease commenced upon the delivery of the initial vehicles in March 2019 and has been subject to modifications as the number of leased vehicles has increased or decreased. As of September 30, 2022 and in connection with the closing of the Alcon Transaction, the Company initiated the termination of the Vehicle Fleet Lease and there is no remaining right-of-use asset or corresponding lease liability. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450. The letter of credit was released in September 2022 and was reported as restricted cash on the condensed consolidated balance sheet as of December 31, 2021.

The components of lease expense and related cash flows were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$9	$1,266	$404	$3,750
Short-term lease cost	49	—	143	—
Variable lease cost	114	528	740	1,621
Total lease cost	$172	$1,794	$1,287	$5,371

Operating cash outflows from operating leases	$338	$1,675	$1,308	$4,918

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	September 30,	December 31,
	2022	2021
Weighted average remaining lease term	0.5 years	2.4 years
Weighted average discount rate	10.3%	2.6%

11. DEBT

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

In connection with its entry into the Loan Agreement, the Company granted the Agent a security interest in substantially all of the Company’s personal property owned or later acquired, including intellectual property and the Commercial Business. The Loan Agreement also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default, including the delisting of its common stock from The Nasdaq Global Select Market. On May 24, 2022, the Company received a deficiency letter from the Nasdaq Stock Market LLC (“Nasdaq”) notifying it that, for 30 consecutive business days, the bid price of its common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), and on July 6, 2022, the Company received another deficiency letter from Nasdaq notifying it that it was not in compliance with Nasdaq Listing Rules 5450(b)(2)(A), as the market value of its common stock was less than $50,000,000 for the previous 30 consecutive business days, 5450(b)(1)(A), as its Stockholders’ Equity was less than $10 million and 5450(b)(3)(A) as its total assets and total revenue for the most recently completed fiscal year or for two of the three most recently completed fiscal years were less than $50 million. A company that has its primary equity security listed on the Nasdaq Global Select Market must continue to substantially meet all of the requirements set forth in Rule 5450(a) and at least one of the standards in Rule 5450(b). Each of the deficiency letters indicated that if the Company is unable to cure such deficiency or otherwise regain compliance with the Nasdaq Listing Rules within 180 calendar days

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

from the date of the respective deficiency letter, the Company’s common stock will be subject to delisting. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions.

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that the value of the embedded derivatives is not material as of September 30, 2022. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022, the effective interest rate was 13.05%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

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

On July 8, 2022, the Prepayment was paid in connection with the closing of Alcon Transaction, and as such, the Amortization Date was extended to January 1, 2026. The transaction resulted in a loss on extinguishment of debt of $2,583 for the three and nine months ended September 30, 2022, consisting of the prepayment premium, a pro-rata portion of the unamortized debt discount and issuance costs and the unaccreted exit fee due upon the Prepayment.

During the three months ended September 30, 2022 and 2021, the Company recognized interest expense of $1,447 and $2,071, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $52 and $110 for the three months ended September 30, 2022 and September 30, 2021, respectively, accretion of the final payment fee of $206 and $325 for the three months ended September 30, 2022 and September 30, 2021, respectively, and the contractual coupon interest expense of $1,189 and $1,636 for the three months ended September 30, 2022 and

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

September 30, 2021, respectively. During the nine months ended September 30, 2022, the Company recognized interest expense of $5,703 for the Loan Agreement and during the nine months ended September 30, 2021, the Company recognized interest expense of $6,277 for the Loan Agreement and Athyrium Credit Facility. This consisted of amortization of debt discount of $281 and $501 for the nine months ended September 30, 2022 and September 30, 2021, respectively, accretion of the final payment fee of $849 and $579 for the nine months ended September 30, 2022 and September 30, 2021, respectively, and the contractual coupon interest expense of $4,573 and $5,197 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

The components of the carrying value of the debt as of September 30, 2022 and December 31, 2021 are detailed below:

	September 30,	December 31,
	2022	2021
Principal loan balance	$43,303	$80,000
Unamortized debt discount and issuance cost	(867)	(1,927)
Cumulative accretion of exit fee	206	856
Long-term debt, net	$42,642	$78,929

The annual principal payments due under the Loan Agreement as of September 30, 2022 were as follows:

Years Ending December 31,
2022 (remaining three months)	$—
2023	—
2024	—
2025	—
2026	43,303
Total	$43,303

12. WARRANTS

The following table summarizes the common stock warrants outstanding as of September 30, 2022 and December 31, 2021, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	September 30,	December 31,
Issued	Price Per Share	Date	From	2022	2021
2014	$375.00	November 2024	July 2017	320	320
2016	$413.50	October 2026	September 2017	290	290
2018	$609.23	October 2025	October 2018	3,693	3,693
				4,303	4,303

13. EQUITY FINANCINGS

On August 9, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 27, 2018 (the “2018 Shelf Registration”) and registered up to $250,000 of a variety of securities, including common stock. Under the 2018 Shelf Registration, which expired in August 2021, the Company issued an aggregate of 611,000 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds of $231,666.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement with Jefferies pursuant to which it may issue and sell, from time to time, up to an aggregate of $75,000 of its common stock under its ATM Offering through Jefferies, as a sales agent. Through December 31, 2021, the Company issued and sold an aggregate of 171,626 shares of its common stock under the ATM Offering, resulting in net proceeds of $61,843, which included 2,283 and 113,950 shares of common stock issued and sold during the three and nine months ended September 30, 2021, respectively, resulting in net proceeds of $332 and $41,063, respectively. The Company did not sell any shares of its common stock under the ATM Offering during the nine months ended September 30, 2022. As of September 30, 2022, there were $11,344 of shares of common stock remaining under the ATM Offering and, excluding the shares of common stock that may be offered under the ATM Offering, there was approximately $275,000 of securities available to be issued under the 2020 Shelf Registration.

14. STOCK‑BASED COMPENSATION

During the nine months ended September 30, 2022, the Company granted options for the purchase of 81,561 shares of common stock, including options with performance criteria as described below, options to directors and inducement grant options to purchase 2,800 shares of common stock to new employees made outside of our 2017 Equity Incentive Plan and 6,910 restricted stock units. In January and July 2022, employees of the Company purchased an aggregate of 3,074 and 10,657 shares, respectively, under the Employee Stock Purchase Plan.

The assumptions used in determining fair value of the stock options granted during the nine months ended September 30, 2022 are as follows:

	Nine Months Ended September 30, 2022
Expected volatility	72.9%	–	84.5%
Risk-free interest rate	1.43%	–	3.59%
Expected dividend yield		0%
Expected term (in years)	5.50	–	6.10

During the nine months ended September 30, 2022, the weighted average grant-date fair value of options granted was $41.12.

In January 2022, the Company granted stock options to purchase up to 14,850 shares of common stock to certain executives tied to certain performance criteria. The options will vest, if at all, upon satisfying the performance criteria. The Company has assessed the probability of achievement of the performance criteria and has recorded related stock compensation expense to the extent they are determined to be probable as of September 30, 2022.

In June 2020, the Company issued 13,854 PSUs to certain executives and other employees tied to certain performance criteria, which vested as to 50% of the PSUs in October 2021 on the first anniversary of satisfying the performance criteria and the remaining 50% will vest upon the second anniversary of satisfying the performance criteria. The Company has determined that the performance criteria for these awards has been achieved but not all of the awards have vested as of September 30, 2022. As of September 30, 2022, a total of 14,879 RSUs and PSUs were outstanding, consisting of 11,420 unvested shares and 3,460 vested and deferred shares by directors.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of product revenues	$4	$38	$166	$109
Research and development	238	869	1,085	2,821
Selling, general and administrative	1,085	3,021	4,797	10,410
Total	$1,327	$3,928	$6,048	$13,340

15. INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$29,073	$(28,127)	$(31,979)	$(95,037)
Denominator:
Weighted-average common shares outstanding, basic (1)	1,499,001	1,313,466	1,490,159	1,287,772
Effect of dilutive securities	11,420	—	—	—
Weighted-average common shares outstanding, diluted (1)	1,510,421	1,313,466	1,490,159	1,287,772

Net income (loss) per share attributable to common stockholders, basic	$19.39	$(21.41)	$(21.46)	$(73.80)
Net income (loss) per share attributable to common stockholders, diluted	$19.25	$(21.41)	$(21.46)	$(73.80)
(1)	Included in the weighted-average common shares outstanding, basic and diluted for the three and nine months ended September 30, 2022 is an aggregate of 19,485 shares of common stock that have been held back by the Company and will be issuable subject to the terms of the Merger Agreement to the Combangio Equityholders on the Escrow Release Date of February 15, 2023.

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Options to purchase shares of common stock	221,747	203,250	242,234	202,035
Unvested RSUs and PSUs	—	25,007	11,328	25,958
Unexercised warrants	4,303	4,303	4,303	4,525
	226,050	232,560	257,865	232,518

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

16. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2022 and 2021. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of September 30, 2022 and December 31, 2021, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and nine months ended September 30, 2022 and 2021.

17. COMMITMENTS AND CONTINGENCIES

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

After 2016 and until the first commercial sale of product, which occurred in January 2019, the minimum annual payment was $38. Upon the first commercial sale of INVELTYS, the annual minimum payment increased to $113. The Company was obligated to pay JHU low single-digit running royalties based upon a percentage of net sales of the licensed products, which was applied to the annual minimum payment. During the three and nine months ended September 30, 2022 and 2021, amounts paid to JHU for royalties were de minimis. The Company also had an obligation to pay JHU certain one-time development and commercial milestone payments. The Company paid JHU a $150 milestone payment during the nine months ended September 30, 2021, which was triggered by the first

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

commercial sale of EYSUVIS in the United States in December 2020. Additional amounts paid to JHU during the three and nine months ended September 30, 2022 and 2021 were de minimis. In connection with the closing of the Alcon Transaction on July 8, 2022 the exclusive license agreement with JHU was assigned to Alcon, and the Company has no further obligations under the agreement.

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. Amounts paid to Stanford in the three and nine months ended September 30, 2022 were de minimis. There were no amounts paid to Stanford in the three and nine months ended September 30, 2021.

Litigation— The Company is not currently subject to any material legal proceedings.

Other Commitments— The Company entered into a commercial supply agreement with Woodstock Sterile Solutions, Inc. (formerly known as Catalent Pharma Solutions, LLC) to manufacture commercial supplies of EYSUVIS and INVELTYS. The commercial supply agreement contains annual minimum purchase requirements, which follow the contract year from July 1st to June 30th. The commitments due under the commercial supply agreement for 2023 and beyond were transferred to Alcon upon the closing of the Alcon Transaction and the Company’s remaining commitment under the commercial supply agreement as of September 30, 2022 is $1,466, which represents purchase orders placed prior to June 30, 2022 under which Woodstock still has services to provide.

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of September 30, 2022, such contingencies have not been recorded in the Company’s financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

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

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-50 reverse stock split of our common stock that became effective on October 20, 2022, and all references to historical share and per share amounts give effect to the reverse stock split.

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

Under the Loan Amendment, following the closing of the Alcon Transaction and the Prepayment, the start date for amortization payments under the Loan Agreement was extended from December 1, 2024 to January 1, 2026, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in five monthly installments. Pursuant to the Loan Amendment, we may also make partial prepayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid.

On July 8, 2022, we announced that we had committed to a course of action to terminate 113 employees, consisting of our entire commercial sales force and certain employees in our commercial, scientific, manufacturing, finance and administrative functions. The determination to proceed with the workforce reduction was made in the context of the closing of the Alcon Transaction and the changes to the scope of our research and development activities of KPI-012 as more fully described above. We expect to complete the workforce reduction, to streamline our corporate infrastructure, by December 31, 2022. We expect the workforce reduction to result in approximately $27.6 million in reduced annualized operating expenses once the workforce reduction is fully implemented. In addition, we expect to incur total charges of approximately $2.3 million which were primarily recorded in the third quarter of 2022 related to the workforce reduction, consisting of severance, benefits and related costs, all of which are anticipated to be paid prior to the end of the first quarter of 2023.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net income was $29.1 million for the three months ended September 30, 2022 as a result of the Alcon Transaction and our net losses were $32.0 million and $142.6 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $574.4 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we had generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022. We had financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, or ATM Offerings, private placements of preferred stock, borrowings under credit facilities and our Loan Agreement with Oxford Finance, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commercial Business to Alcon, we intend to devote substantial financial resources to the research and development and potential commercialization of KPI-012. We have no revenue-generating commercial products, and although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Recent Developments

Dividend Series D Preferred Stock

On August 18, 2022, our Board of Directors, or the Board, declared a dividend of one one-thousandth of a share of our Series D Preferred Stock, or the Series D Preferred Stock, for each outstanding share of our common stock held of record as of 5:00 p.m. Eastern Time on August 29, 2022, or the Record Date. This dividend was based on the number of outstanding shares of common stock prior to the Reverse Stock Split, which is more fully described below. As of September 30, 2022, there were 73,208 shares of Series D Preferred Stock issued and outstanding.

Special Meeting of Stockholders

We held a special meeting of stockholders on October 19, 2022, or the Special Meeting, at which meeting our stockholders approved an amendment to our Restated Certificate of Incorporation, or the Certificate of Incorporation, to effect a reverse stock split of our common stock at a ratio in the range of 1-for-2 to 1-for-75, with such ratio to be determined by our Board and included in a public announcement (the “Reverse Stock Split Proposal”). The outstanding shares of Series D Preferred Stock were entitled to vote together with the outstanding shares of our common stock, as a single class, exclusively with respect to the Reverse Stock Split Proposal, as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split Proposal, or the Adjournment Proposal.

Redemption of Series D Preferred Stock

All shares of Series D Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by us immediately prior to the opening of the polls at Special Meeting, or the Initial Redemption. All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by our stockholders of the Reverse Stock Split Proposal at the Special Meeting, or the Subsequent Redemption, which together with the Initial Redemption, we refer to as the Redemption. Each share of Series D Preferred Stock was entitled to receive $0.10 in cash for each 100 whole shares of Series D Preferred Stock immediately prior to the Redemption. As of November 7, 2022, both the Initial Redemption and the Subsequent Redemption have occurred. As a result, no shares of Series D Preferred Stock remain outstanding.

We were not solely in control of Redemption of the shares since the holders had the option of deciding whether to return a proxy card for the Special Meeting, which determined whether a given holder’s shares of Series D Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series D Preferred Stock was not solely in our control, the shares of Series D Preferred Stock are classified within mezzanine equity in our unaudited condensed consolidated balance sheets. The shares of Series D Preferred Stock were initially measured at redemption value. The value of the shares of Series D Preferred Stock as of September 30, 2022 was de minimis.

Reverse Stock Split

Following the Special Meeting, the Board determined to effect a reverse stock split at a ratio of 1-for-50 and approved the corresponding final form of the Certificate of Amendment. On October 19, 2022, we filed the Certificate of Amendment with the Secretary of State of Delaware to effect a 1-for-50 reverse stock split of the shares of our common stock either issued and outstanding or held by us as treasury stock, effective as of 4:05 p.m. (Delaware time) on October 20, 2022, or the Reverse Stock Split.

As a result of the Reverse Stock Split, every 50 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The Reverse Stock Split reduced the number of shares of common stock outstanding from 73,208,140 shares to 1,476,637 shares. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 120,000,000 shares. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split described above.

Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options and warrants, and the number of shares of common stock reserved for future issuance under our 2017 Equity Incentive Plan and Employee Stock Purchase Plan.

Financial Operations Overview

Product Revenues, Net

We commenced generating product revenues from sales of INVELTYS in January 2019, and commenced generating revenue from EYSUVIS upon the shipment to wholesalers in the United States in late December 2020. Full promotional launch of EYSUVIS began in early January 2021. On July 8, 2022, we sold our Commercial Business, including EYSUVIS and INVELTYS, to Alcon and ceased recording gross revenue on sales of EYSUVIS and INVELTYS. Our product revenues for the periods presented herein are recorded net of provisions relating to estimates for (i) trade discounts and allowances, such as discounts for prompt payment and other discounts and distributor fees, (ii) estimated rebates, chargebacks and co-pay assistance programs, and (iii) reserves for expected product returns. These estimates reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.

We currently have no commercial products in our portfolio. Moreover, subject to regulatory clearance, we plan to commence a Phase 2/3 clinical trial of KPI-012 for PCED in the United States in the fourth quarter of 2022 and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate we may develop in the future for the foreseeable future, if at all. See the section titled “Business Impact of COVID-19 Pandemic” above for information about the impact of COVID-19 on sales and commercialization of EYSUVIS and INVELTYS.

Cost of Product Revenues

Cost of product revenues consists primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory, losses on inventory purchase commitments, and other manufacturing overhead costs. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of product revenues in the condensed consolidated statements of operations and comprehensive loss. We expensed cost of product revenues related to INVELTYS as research and development expenses prior to U.S. regulatory approval, which we received on August 22, 2018. We expensed cost of product revenues related to EYSUVIS as research and development expenses prior to the determination that FDA approval was probable and before the future economic benefit was expected to be realized. As a result of the sale of our Commercial Business to Alcon, which occurred on July 8, 2022, we do not expect to generate cost of product revenues until such time as we commercialize another product candidate.

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

We expect that our selling, general and administrative expenses for 2022 will decrease as compared to such expenses for the year ended December 31, 2021 as a result of the workforce reduction announced on July 8, 2022, and because we completed the sale of our Commercial Business to Alcon, incurred launch-related expenses for EYSUVIS during 2021 that we will not incur again in 2022 and terminated the lease for our corporate headquarters, effective January 11, 2022. We anticipate that our selling, general and administrative expenses will decrease in 2023 as compared to the year ending December 31, 2022 and then will remain largely consistent with the expenses for 2023 for the foreseeable future as we continue to support our development efforts for KPI-012 and seek marketing approval for KPI-012 and any other product candidate we may develop in the future. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

(Gain) Loss on Fair Value Remeasurement of Deferred Purchase Consideration

In connection with the closing of the acquisition of Combangio on November 15, 2021, or the Combangio Closing, we agreed to issue an aggregate of 155,799 shares, or the Deferred Purchase Consideration, of our common stock to former Combangio stockholders and other equityholders, or the Combangio Equityholders, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022 and (ii) an aggregate of 19,485 shares of common stock that have been held back by us and will be issuable subject to the terms of the merger agreement to the Combangio Equityholders on the date that is fifteen months after the Combangio Closing. We recorded an obligation for such Deferred Purchase Consideration at fair value on the acquisition date. We then revalue our Deferred Purchase Consideration obligations each reporting period. Changes in the fair value of our Deferred Purchase Consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of Deferred Purchase Consideration in our condensed consolidated statements of operations and comprehensive loss.

(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

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

Gain on Sale of Commercial Business

Gain on sale of Commercial Business represents the gain recognized as a result of the sale of our Commercial Business to Alcon on July 8, 2022.

Loss on Extinguishment of Debt

Loss on extinguishment of debt primarily consists of unamortized debt discount and issuance costs, a prepayment premium and unaccreted final payment fees paid on our Loan Agreement with Oxford Finance as a result of the partial extinguishment of debt on July 8, 2022 in connection with the closing of the Alcon Transaction.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Product revenues, net	$420	$3,067	$(2,647)
Costs and expenses:
Cost of product revenues	11	908	(897)
Selling, general and administrative	9,549	25,349	(15,800)
Research and development	5,391	2,881	2,510
Gain on fair value remeasurement of deferred purchase consideration	(57)	—	(57)
Loss on fair value remeasurement of contingent consideration	95	—	95
Total operating expenses	14,989	29,138	(14,149)
Loss from operations	(14,569)	(26,071)	11,502
Other income (expense)
Interest income	234	16	218
Interest expense	(1,447)	(2,072)	625
Loss on extinguishment of debt	(2,583)	—	(2,583)
Gain on sale of Commercial Business	46,995	—	46,995
Other income (expense), net	443	—	443
Net income (loss)	$29,073	$(28,127)	$57,200

Product revenues, net

Product revenues, net was $0.4 million for the three months ended September 30, 2022, which consisted of $0.4 million from EYSUVIS sales and less than $0.1 million from INVELTYS sales, compared to product revenues, net of $3.1 million for the three months ended September 30, 2021, which consisted of $1.8 million from EYSUVIS sales and $1.3 million from INVELTYS sales. The decrease in product revenues, net of $2.7 million was due to the sale of our Commercial Business to Alcon in July 2022, partially offset by the release of certain reserves. As a result of the sale of our Commercial Business, we no longer have any commercial products in our portfolio.

Cost of product revenues

Cost of product revenues was less than $0.1 million for the three months ended September 30, 2022, compared to $0.9 million for the three months ended September 30, 2021, which was a decrease of $0.9 million due to the sale of our Commercial Business to Alcon in July 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $9.5 million for the three months ended September 30, 2022, compared to $25.3 million for the three months ended September 30, 2021, which was a decrease of $15.8 million. The decrease in selling, general and administrative expenses for the three months ended September 30, 2022 was primarily due to the sale of our commercial product portfolio to Alcon and includes a $10.2 million decrease in employee-related expenses, a $4.3 million decrease in external sales and marketing costs, a $1.9 million decrease in stock-based compensation costs and certain medical affairs costs attributable to our former commercial products. Also contributing to the decrease as compared to the three months ended September 30, 2021, was a $1.4 million decrease in facility related costs. These decreases, as compared to the three months ended September 30, 2021, was partially offset by $1.5 million recorded to selling, general and administrative expenses related to the workforce reduction and $0.5 million increase in administrative and professional service fees.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
KPI-012 development costs	$2,379	$—	$2,379
Employee‑related costs	2,427	1,859	568
Other research and development costs	585	1,022	(437)
Total research and development	$5,391	$2,881	$2,510

Research and development expenses were $5.4 million for the three months ended September 30, 2022, compared to $2.9 million for the three months ended September 30, 2021. The $2.5 million increase was primarily the result of a $2.4 million in KPI-012 development costs and a $0.5 million increase in employee-related costs, partially offset by a $0.4 million decrease in other research and development costs, which primarily included preclinical studies related to our former pipeline programs and other facility related costs.

Gain on fair value remeasurement of deferred purchase consideration

Gain on fair value remeasurement of deferred purchase consideration for the three months ended September 30, 2022 was $0.1 million and was primarily due to a change in the fair value of our underlying stock price. There was no gain or loss on fair value remeasurement of deferred purchase consideration for the three months ended September 30, 2021.

Loss on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the three months ended September 30, 2022 was $0.1 million and was primarily due to changes in discount rates, partially offset by the passage of time. There was no gain or loss on fair value remeasurement of contingent consideration for the three months ended September 30, 2021.

Interest income

Interest income was $0.2 million for the three months ended September 30, 2022 and less than $0.1 million for the three months ended September 30, 2021. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

Interest expense

We incurred interest expense of $1.4 million for the three months ended September 30, 2022, compared to $2.1 million for the three months ended September 30, 2021, a $0.7 million decrease. Interest expense for the three months ended September 30, 2022 and 2021 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the three months ended September 30, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement until $36.7 million was repaid on July 8, 2022 resulting in an outstanding indebtedness of $43.3 million.

During the three months ended September 30, 2021, $80.0 million of indebtedness was outstanding under our Loan Agreement.

Loss on extinguishment of debt

The loss on extinguishment of debt was $2.6 million for the three months ended September 30, 2022. There was no loss on extinguishment of debt for the three months ended September 30, 2021. Upon the partial repayment of $36.7 million of indebtedness under our Loan Agreement, the prepayment premium, unaccreted amount of the final payment fee due and a pro-rata portion of the debt discount were recorded as loss on extinguishment of debt for the three months ended September 30, 2022.

Gain on sale of Commercial Business

The gain on sale of Commercial Business was $47.0 million for the three months ended September 30, 2022, which was comprised of the $65.0 million in cash consideration received from Alcon less $4.2 million of deferred gain on sale of Commercial business, $11.7 million net book value of assets transferred and $2.1 million of transaction costs. There was no gain on sale of Commercial Business for the three months ended September 30, 2021.

Other income (expense), net

Other income and expense was $0.4 million for the three months ended September 30, 2022. There was no other income and expense for the three months ended September 30, 2021. The other income and expense during the three months ended September 30, 2022 represents $2.4 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business to Alcon, partially offset by a $1.9 million expense recorded for expiring inventory and a loss on the sale of property and equipment of $0.1 million.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Product revenues, net	$3,892	$9,384	$(5,492)
Costs and expenses:
Cost of product revenues	2,560	2,679	(119)
Selling, general and administrative	59,204	81,034	(21,830)
Research and development	14,330	9,101	5,229
Loss on fair value remeasurement of deferred purchase consideration	205	—	205
Gain on fair value remeasurement of contingent consideration	(952)	—	(952)
Total operating expenses	75,347	92,814	(17,467)
Loss from operations	(71,455)	(83,430)	11,975
Other income (expense)
Interest income	310	92	218
Interest expense	(5,689)	(6,304)	615
Loss on extinguishment of debt	(2,583)	(5,395)	2,812
Gain on sale of Commercial Business	46,995	—	46,995
Other income (expense), net	443	—	443
Net loss	$(31,979)	$(95,037)	$63,058

Product revenues, net

Product revenues, net was $3.9 million for the nine months ended September 30, 2022, consisting of $2.3 million from EYSUVIS sales and $1.6 million from INVELTYS sales, compared to product revenues, net of $9.4 million for the nine months ended September 30, 2021, which consisted of $5.1 million from EYSUVIS sales and $4.3 million from INVELTYS sales. The decrease in product revenues, net of $5.5 million was largely due to the sale of our Commercial Business to Alcon in July 2022 as well as higher estimated allowances per unit sold on both products during the nine months ended September 30, 2022 as compared to those allowances per unit during the nine months ended September 30, 2021 and a decrease in the total units of INVELTYS sold in the first two quarters of 2022 as compared to the first two quarters of 2021, partially offset by a higher per unit gross selling price of both products during the nine months ended September 30, 2022 as compared to those sold during the nine months ended September 30, 2021. As a result of the sale of our Commercial Business, we no longer have any commercial products in our portfolio.

Cost of product revenues

Cost of product revenues was $2.6 million for the nine months ended September 30, 2022, compared to $2.7 million in the nine months ended September 30, 2021, a decrease of $0.1 million. The decrease was due to a decrease in units of INVELTYS sold during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, partially offset by $0.8 million of reserves recorded for expiring inventory or inventory that did not pass quality inspection which did not occur in the nine months ended September 30, 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were $59.2 million for the nine months ended September 30, 2022, compared to $81.0 million for the nine months ended September 30, 2021, which was a decrease of $21.8 million. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2022 was primarily due to the sale of our commercial product portfolio to Alcon and includes a $12.2 million decrease in employee-related expenses, a $5.3 million decrease in stock-based compensation costs, a $3.9 million decrease in external sales and marketing costs and a decrease in certain medical affairs costs attributable to our former commercial products. Also contributing to the decrease as compared to the nine months ended September 30, 2021, was a $4.1 million decrease in facility related costs. These decreases, as compared to the nine months ended September 30, 2021, were partially offset by $1.5 million recorded to selling, general and administrative expenses related to the workforce reduction, a $1.4 million increase in administrative and professional service fees and $0.8 million of transaction costs related to the Alcon Transaction which were not incurred in the nine months ended September 30, 2021.

Research and development expenses

The following table summarizes the research and development expenses incurred during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
KPI-012 development costs	$4,698	$—	$4,698
Employee‑related costs	7,279	6,170	1,109
Other research and development costs	2,353	2,931	(578)
Total research and development	$14,330	$9,101	$5,229

Research and development expenses were $14.3 million for the nine months ended September 30, 2022, compared to $9.1 million for the nine months ended September 30, 2021, a $5.2 million increase. The increase was primarily the result of a $4.7 million in KPI-012 development costs and a $1.1 million increase in employee-related costs, partially offset by a $0.6 million decrease in other research and development costs, which primarily included preclinical studies related to our former pipeline programs and other facility related costs.

Loss on fair value remeasurement of deferred purchase consideration

Loss on fair value remeasurement of deferred purchase consideration for the nine months ended September 30, 2022 was $0.2 million and was primarily due to a change in the fair value of our underlying stock price. There was no gain or loss on fair value remeasurement of deferred purchase consideration for the nine months ended September 30, 2021.

Gain on fair value remeasurement of contingent consideration

Gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2022 was $1.0 million and was primarily due to changes in discount rates, partially offset by the passage of time. There was no gain or loss on fair value remeasurement of contingent consideration for the nine months ended September 30, 2021.

Interest income

Interest income was $0.3 million for the nine months ended September 30 2022 and was $0.1 million for the nine months ended September 30, 2021. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

Interest expense

We incurred interest expense of $5.7 million for the nine months ended September 30, 2022 and $6.3 million for the nine months ended September 30, 2021. Interest expense for the nine months ended September 30, 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. Interest expense for the nine months ended September 30, 2021 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance and our Athyrium Credit Facility. During the nine months ended September 30, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement until $36.7 million was repaid on July 8, 2022 resulting in an outstanding indebtedness of $43.3 million. During the nine months ended September, 2021, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility until we repaid such indebtedness in full on May 4, 2021. During the nine months ended September 30, 2021, $80.0 million of indebtedness was outstanding under our Loan Agreement after we drew down the tranche A term loan under the Loan Agreement on May 4, 2021.

Loss on extinguishment of debt

The loss on extinguishment of debt for the nine months ended September 30, 2022 and 2021 was $2.6 million and $5.4 million, respectively. Upon the partial repayment of $36.7 million of indebtedness under our Loan Agreement in the nine months ended September 30, 2022, the prepayment premium, unaccreted amount of the final payment fee due and a pro-rata portion of the debt discount were recorded as loss on extinguishment of debt. Upon the repayment in full of all amounts owed under the Athyrium Credit Facility in the nine months ended September 30, 2021, the unamortized debt discount and issuance costs, prepayment premium and unaccreted exit fee were recorded as loss on extinguishment of debt.

Gain on sale of Commercial Business

The gain on sale of Commercial Business was $47.0 million for the nine months ended September 30, 2022, which was comprised of the $65.0 million in cash consideration received from Alcon less $4.2 million of deferred gain on sale of Commercial business, $11.7 million net book value of assets transferred and $2.1 million of transaction costs. There was no gain on sale of Commercial Business for the nine months ended September 30, 2021.

Other income (expense), net

Other income and expense was $0.4 million for the nine months ended September 30, 2022. There was no other income and expense for the nine months ended September 30, 2021. The other income and expense during the nine months ended September 30, 2022 represents $2.4 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business to Alcon, partially offset by a $1.9 million expense recorded for expiring inventory and a loss on the sale of property and equipment of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, and commenced a full promotional launch of our second product, EYSUVIS, in early January 2021, we only generated limited revenues to date from product sales prior to the sale of our Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our IPO, follow-on public common stock offerings and sales of our common stock under our ATM Offerings, private placements of preferred stock, borrowings under credit facilities and the Loan Agreement, convertible promissory notes and warrants.

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

In July 2017, we completed an IPO pursuant to which we issued and sold 138,000 shares of our common stock, which included 18,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price of $750.00 per share. We received net proceeds of $94.0 million after deducting underwriting discounts and commission of $7.3 million and offering costs of $2.2 million.

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

On October 5, 2018, we sold 150,000 shares of common stock in an underwritten offering pursuant to the 2018 Shelf Registration at a public offering price of $412.50 per share, before underwriting discounts and commissions. In addition, the underwriters were granted an overallotment option to purchase an additional 22,500 shares of the common stock at the same public offering price, less underwriting discounts and commissions. On October 11, 2018, the underwriters exercised in full their option to purchase the overallotment shares. The total number of shares sold by us in the offering was 172,500 shares, resulting in net proceeds to us, after underwriting discounts and offering expenses, of $66.1 million. In connection with the filing of the 2018 Shelf Registration, we entered into a sales agreement with Jefferies, pursuant to which we could issue and sell, from time to time, up to an aggregate of $50.0 million of our common stock in an ATM Offering, through Jefferies, as sales agent. Through the first quarter of 2020, we issued an aggregate of 98,913 shares of our common stock under the ATM Offering, resulting in net proceeds to us of $25.6 million. On March 10, 2020, we suspended and terminated the prospectus related to the ATM Offering.

On March 11, 2020, we sold 320,000 shares of our common stock in an underwritten offering pursuant to the 2018 Shelf Registration at a public offering price of $394.50 per share, resulting in net proceeds of $118.2 million, after underwriting discounts, commissions, and offering expenses. In addition, the underwriters of the offering were granted the option for a period of 30 days to purchase up to an additional 48,000 shares of common stock offered in the public offering at the public offering price, less underwriting discounts, commissions and offering expenses. On April 3, 2020, the underwriters exercised their option and purchased an additional 19,588 shares of common stock at $394.50 per share, resulting in net proceeds to us of $7.2 million, after underwriting discounts, commissions, and offering expenses. The total number of shares sold by us in the offering was 339,588, resulting in total net proceeds to us, after underwriting discounts, commissions and offering expenses, of $125.4 million.

Under the 2018 Shelf Registration, which has now expired, we issued an aggregate of 611,000 shares of common stock, including under the ATM Offering, resulting in aggregate gross proceeds to us of $231.7 million.

On May 7, 2020, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, pursuant to which we may issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering. Through December 31, 2021, we issued and sold an aggregate of 171,626 shares of our common stock under the ATM Offering, resulting in net proceeds of $61.8 million, which included 2,283 and 113,950 shares of common stock issued and sold during the three and nine months ended September 30, 2021, respectively, resulting in net proceeds of $6.0 million and $40.7 million, respectively. As of September 30, 2022, there was $11.3 million of shares of common stock remaining under the ATM Offering that we may issue and sell in the future and, excluding the shares of common stock that may be offered under our ATM Offering, there was $275.0 million of securities available to be issued under the 2020 Shelf Registration.

On May 4, 2021, we entered into the Loan Agreement with Oxford Finance, in its capacity as lender, or the Lender, and in its capacity as collateral agent, or Agent, pursuant to which a term loan of up to an aggregate principal amount of $125.0 million is available to us, consisting of (i) a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million; (ii) a contingent tranche B term loan in the aggregate principal amount of $20.0 million available to us through June 30, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $75.0 million, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25.0 million available to us through December 31, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $100 million, subject to certain other terms and conditions. The term loans bear interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. A delisting of our common stock from the Nasdaq Global Select Market after a specified cure period is also an event of default under our Loan Agreement. Under the Loan Amendment entered into in connection with our entry into the Asset Purchase Agreement with Alcon, the Lender and Agent consented to the entry by us into the Asset Purchase Agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the Prepayment by us at the closing of the Alcon Transaction of an aggregate amount of $40.0 million to the Lender and Agent. The Prepayment, which represented a partial prepayment of principal in the amount of $36.7 million of the $80.0 million principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $0.7 million and a final payment fee of $2.6 million, was paid on July 8, 2022 in connection with the closing of the Alcon Transaction. The Loan Agreement, as amended by the Loan Amendment, extended the start date for amortization payments under the Loan Agreement from December 1, 2024 to January 1, 2026, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in five monthly installments. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on May 1, 2026, or the Maturity Date.

We paid a facility fee of $0.4 million on the closing date of the Loan Agreement and have agreed to pay a facility fee of $0.1 million upon closing of the tranche B term loan and a $0.1 million facility fee upon the closing of the tranche C term loan. We will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the Maturity Date. At our option, we may elect to make partial repayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. For further information about the Loan Agreement, see Note 11, “Debt”, of our condensed consolidated financial statements.

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

Our other material cash requirements from known contractual and other obligations as of September 30, 2022 primarily related to licensing and commercial supply agreements. For information related to our future commitments relating to our licensing and commercial supply agreements, see Note 17, “Commitments and Contingencies”, of our condensed consolidated financial statements.

Cash Flows

As of September 30, 2022 and 2021, we had $52.4 million and $124.5 million in cash and cash equivalents, respectively. As of September 30, 2022 and 2021, we had $43.3 and $80.0 million in indebtedness, respectively, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Net cash used in operating activities	$(65,173)	$(80,331)	$15,158
Net cash provided by investing activities	62,666	75,426	(12,760)
Net cash (used in) provided by financing activities	(39,728)	42,394	(82,122)
(Decrease) increase in cash and restricted cash	$(42,235)	$37,489	$(79,724)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $65.2 million, compared to $80.3 million for the nine months ended September 30, 2021, a decrease of $15.1 million, primarily due to the timing of working capital fluctuations which accounted for $11.4 million of the decrease and the decrease in the net loss adjusted for non-cash charges of $3.7 million. Notable working capital fluctuations include a decrease to accounts receivable in the nine months ended September 30, 2022 of $15.1 million as a result of the sale of our Commercial Business on July 8, 2022, whereas accounts receivable had increased by $3.0 million in the nine months ended September 30, 2021 driven by an increase in sales largely due to the launch of EYSUVIS. Prepaid expenses and other current assets increased $16.9 million during the nine months ended September 30, 2022, as compared to an increase of $1.2 million during the nine months ended September 30, 2021 as a result of receivables due from Alcon and third-parties in connection with transition related services.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $62.7 million compared to $75.4 million for the nine months ended September 30, 2021, a decrease of $12.7 million. Net cash provided by investing activities for the nine months ended September 30, 2022 related to proceeds from the disposition of the Commercial Business, net of transaction costs, of $62.9 million, proceeds from the sales or maturities of short-term investments of $5.0 million and proceeds from the sale of property and equipment of less than $0.1 million, partially offset by the purchases of short-term investments of $5.0 million and purchases of property and equipment and other assets of $0.3 million. Net cash provided by investing activities for the nine months ended September 30, 2021 consisted of the proceeds from the sales or maturities of short-term investments of $76.3 million, partially offset by purchases of property and equipment and other assets of $0.9 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $39.7 million, a decrease of $82.1 million compared to net cash provided by financing activities of $42.4 million in the nine months ended September 30, 2021. Net cash used in financing activities for the nine months ended September 30, 2022 largely consisted of $40.0 million of repayment of principal, prepayment premium and final payment fee on our Loan Agreement, partially offset by $0.3 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of $77.8 million of net proceeds from the tranche A term loan under our Loan Agreement, $41.1 million of net proceeds from the sale of shares of our common stock under the ATM Offering and $1.5 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of indebtedness under our Athyrium Credit Facility of $78.0 million.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of September 30, 2022, will enable us to fund our operations, debt service obligations, and capital expenditure requirements into the second quarter of 2024. We expect that our existing cash resources will be sufficient to enable us to obtain initial data from our planned Phase 2/3 clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect. This estimate also assumes that we remain in compliance with the covenants under the Loan Agreement. In particular, the delisting of our common stock from the Nasdaq Global Select Market or the transfer of the listing of our common stock to the Nasdaq Capital Market or any other nationally recognized stock exchange having listing standards that are less restrictive than the Nasdaq Global Select Market, in each case after a specified cure period, are events of default under our Loan Agreement. We have received a deficiency letter from Nasdaq advising us that we are not in compliance with the Nasdaq Listing Rules for trading on the Nasdaq Global Select Market, and that if we are unable to regain compliance with such listing rules by January 2, 2023, our common stock will be subject to delisting. If an event of default or a breach of the covenants under our Loan Agreement occurs, including as a result of the delisting of our common stock from the Nasdaq Global Select Market, and we fail to secure a waiver or forbearance from the third-party lender, such breach or failure would accelerate the repayment of the outstanding indebtedness under the Loan Agreement. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about the Company’s ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements and would adversely affect our financial condition and ability to pursue our business strategy. For additional information regarding the deficiency letters we have received from the Nasdaq Stock Market LLC, our obligations under the Loan Agreement and the potential impact on our financial condition from the delisting of our common stock from the Nasdaq Global Select Market, see “Risk Factors – If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.” and “Risk Factors – Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our Loan Agreement, such as the requirement that our common stock continue to be listed on the Nasdaq Global Select Market, could result in an event of default and acceleration of amounts due.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents. Our cash equivalents as of September 30, 2022 consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of September 30, 2022 and 2021, the aggregate principal amount outstanding under the Loan Agreement was $43.3 million and $80.0 million, respectively, which bears interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89% per annum. An immediate 10% change in the 30-day LIBOR rate would not have a material impact on our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 8, 2022, we completed the sale of our commercial business, including our commercial products, EYSUVIS and INVELTYS, to Alcon. As a result, we no longer have any commercial products in our portfolio. We have determined to cease the development of our preclinical pipeline programs that are unrelated to our mesenchymal stem cell secretome, or MSC-S, platform, and to focus our research and development efforts on KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue. As a result, we are substantially dependent on the development of KPI-012 and any other product candidates we may develop in the future. If we are unable to advance KPI-012 or any other product candidate we develop through clinical development, obtain regulatory approval for and ultimately commercialize such product candidate, or if we experience significant delays in doing so, our business will be materially harmed. As a result of the sale of our only revenue-generating commercial products to Alcon, we have no current source of revenue, our cash flows have diminished and our ability to fund our operating expenses and capital expenditures requirements or satisfy other financial commitments may be significantly diminished.

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

In connection with the Combangio Acquisition, on January 3, 2022, we issued an aggregate of 136,314 shares of our common stock to the former Combangio equityholders. Such shares, together with 19,485 shares of our common stock that are held back by us, or the Holdback Shares, and will be issuable subject to the terms of the merger agreement to the Combangio equityholders on the escrow release date, constituted approximately 11.9% of our common stock as of immediately prior to the closing of the Combangio Acquisition. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the merger agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and, we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. Our existing stockholders will experience dilution upon any future issuance of shares of our common stock to former Combangio equityholders pursuant to the merger agreement.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net income was $29.1 million for the three months ended September 30, 2022 as a result of the Alcon Transaction and our net losses were $32.0 million and $142.6 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $574.4 million. Prior to the sale of our commercial business to Alcon in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our commercial business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facility, or the ATM Offering, private placements of preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our commercial business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As of result of the acquisition of Combangio and the sale of our commercial business to Alcon, we intend to devote substantial financial resources to the research and development and potential commercialization of KPI-012. We have no revenue-generating commercial products, and although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $52.4 million as of September 30, 2022, will enable us to fund our operations, debt service obligations, and capital expenditure requirements into the second quarter of 2024. We expect that our existing cash resources will be sufficient to enable us to obtain initial data from our planned Phase 2/3 clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement. In particular, the delisting of our common stock from the Nasdaq Global Select Market or the transfer of the listing of our common stock to the Nasdaq Capital Market or any other nationally recognized stock exchange having listing standards that are less restrictive than the Nasdaq Global Select Market, in each case after a specified cure period, are events of default under our Loan Agreement. We have received a deficiency letter from Nasdaq advising us that we are not in compliance with the Nasdaq Listing Rules for trading on the Nasdaq Global Select Market and that if we are unable to regain compliance with such listing rules by January 2, 2023, our common stock will be subject to delisting. If an event of default or a breach of the covenants under our Loan Agreement occurs, including as a result of the delisting of our common stock from the Nasdaq Global Select Market, and we fail to secure a waiver or forbearance from the third-party lender, such breach or failure would accelerate the repayment of the outstanding indebtedness under the Loan Agreement. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about the Company’s ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements and would adversely effect our financial condition and ability to pursue our business strategy. For additional information regarding the deficiency letters we have received from the Nasdaq Stock Market LLC, see “—If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.”

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

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our Loan Agreement, such as the requirement that our common stock continue to be listed on the Nasdaq Global Select Market, could result in an event of default and acceleration of amounts due.

We have a substantial amount of indebtedness. As of September 30, 2022, we had $43.3 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, bearing interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. On May 21, 2022, in connection with our entry into the asset purchase agreement with Alcon, we entered into an amendment to the Loan Agreement, or the Loan Amendment. Under the Loan Amendment, the lender and agent released its liens on our commercial business in consideration for the payment by us on July 8, 2022 of an aggregate amount of $40,000,000, or the Prepayment, to the lender and agent, representing a partial prepayment of principal in the amount of $36,697,248 of the $80,000,000 principal amount outstanding under the term loan advanced by the lender under the Loan Agreement plus a prepayment fee and a final payment fee. We were also required to pay all accrued and unpaid interest on the principal amount of the term loan being repaid.

In addition, under the Loan Amendment, following the closing of the sale to Alcon and the Prepayment, the start date for amortization payments under the Loan Agreement was extended from December 1, 2024 to January 1, 2026, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in five monthly installments. Pursuant to the Loan Amendment, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt, particularly if we are in default under our Loan Agreement and all of our indebtedness under the Loan Agreement is due, and funds from external sources may not be available on a timely basis or acceptable terms, if at all. In addition, a failure to comply with the covenants under our Loan Agreement could result in an event of default and acceleration of amounts due. In particular, the delisting of our common stock from the Nasdaq Global Select Market or the transfer of the listing of our common stock to the Nasdaq Capital Market or any other nationally recognized stock exchange having listing standards that are less restrictive than the Nasdaq Global Select Market, in each case after a specified cure period, are events of default under our Loan Agreement. We have received a deficiency letter from Nasdaq advising us that we are not in compliance with the Nasdaq Listing Rules for trading on the Nasdaq Global Select Market and that if we are unable to regain compliance with such listing rules by January 2, 2023, our common stock will be subject to delisting. If an event of default or a breach of the covenants under our Loan Agreement occurs, including as a result of the delisting of our common stock from the Nasdaq Global Select Market, and we fail to secure a waiver or forbearance from the third-party lender, such breach or failure would accelerate the repayment of the outstanding indebtedness under the Loan Agreement. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about the Company’s ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements and would adversely effect our financial condition and ability to pursue our business strategy. The third-party lender could also seek to enforce security interests in the collateral securing such indebtedness. For additional information regarding the deficiency letters we have received from the Nasdaq Stock Market LLC, see “—If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.”

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

For example, for reporting historical product revenue from commercial sales of EYSUVIS and INVELTYS, we relied on third-party data providers to collect and report estimates of prescription information and pipeline inventory levels as components of our estimations for revenue recognition. There is a limited amount of information available to such data providers to determine the actual number of total prescriptions for prescription products during such periods. Their estimates are based on a combination of data received from pharmacies and other distributors, and historical data when actual data is unavailable. Their calculations of changes in prescription levels between periods can be significantly affected by lags in data reporting from various sources or by changes in pharmacies and other distributors providing data. Such methods can from time to time result in significant inaccuracies in information when ultimately compared with actual results. Further, data for a single and limited period may not be representative of a trend or otherwise predictive of future results.

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

Risks Related to Product Development

We are substantially dependent on the success of our product candidate, KPI-012. If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.

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

KPI-012 has only been evaluated in a clinical trial outside of the United States, and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.

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

There are risks involved with establishing, maintaining and expanding, if and when necessary, our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming, may divert our management and business development resources and could delay any future product launch. Establishing and maintaining a sales force would require us to continue to implement and improve our managerial, operational and financial systems, which we may not do effectively. Any inability to manage growth, when necessary, could delay the execution of our business plans or disrupt our operations. Further, we may overestimate or underestimate the size of the sales force required for a successful product launch.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates, including KPI-012. We have sought to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our proprietary technologies and product candidates.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our owned and licensed patents, trade secrets, or other intellectual property rights. As a result, to counter infringement, misappropriation or unauthorized use, we may be required to file infringement or misappropriation claims or other intellectual property related proceedings, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our asserted patents are invalid. In addition, in a patent infringement or other intellectual property related proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation.

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

In the United States, the FDA does not prohibit clinicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent, or prosecute and may have negative impacts on our business, operating results and financial condition.

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

If we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing, marketing and selling any products, if and when approved, product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology, products or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent and could be forced to indemnify our customers or collaborators. A finding of infringement could also result in an injunction that prevents us from commercializing our product candidates or forces us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

In July 2022, we announced a course of action to terminate 113 employees, consisting of our entire commercial sales force and certain employees in our commercial scientific, manufacturing, finance and administrative functions. The determination to proceed with the workforce reduction was made in the context of the sale of our commercial business to Alcon and the determination to focus our research and development efforts on the development of KPI-012. We cannot guarantee that we will achieve the anticipated annualized reduction in expenses from the workforce reduction. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, this workforce reduction may be disruptive to our operations, including having a negative impact on our corporate culture. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, loss of historical knowledge, loss of employee morale or increased difficulties and disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and other personnel who are critical to our business, including those who are critical to the development of KPI-012. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing KPI-012 and any other product candidate we may develop in the future. If we are ultimately successful in obtaining approval of KPI-012 in the United States, we will need to hire additional employees to support our commercialization of efforts, and if we are unsuccessful or delayed in doing so, the potential launch of KPI-012 could be delayed, which could harm our business.

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

The Reverse Stock Split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that are outstanding following the Reverse Stock Split, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock is not sustained. In addition, the Reverse Stock Split has increased the number of stockholders who own “odd lots” of less than 100 shares of our common stock, A purchase or sale of less than 100 shares of common stock may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of our common stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their common stock.

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

Sale of a substantial number of shares of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 7, 2022, we had outstanding 1,518,424 shares of common stock.

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

In connection with the Combangio Acquisition, on January 3, 2022, we issued an aggregate of 136,314 shares of our common stock to the former Combangio equityholders, and we held back 19,485 Holdback Shares that will be issuable subject to the terms of the Merger Agreement to the Combangio equityholders on the escrow release date. In addition, former Combangio equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration of up to $5.4 million payable in shares of our common stock upon our achievement of various development and regulatory milestones, and we may elect, subject to the Nasdaq rules, to satisfy a portion of certain milestone payments that are payable to Combangio equityholders in cash through the issuance of up to $15 million of our common stock. While the shares of common stock issued to former Combangio equityholders will be restricted as a result of securities laws, following expiration of applicable holding periods, these shares will be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. If the former Combangio equityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

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

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.

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

A delisting of our common stock from the Nasdaq Global Select Market or the transfer of the listing of our common stock to the Nasdaq Capital Market or any other nationally recognized stock exchange having listing standards that are less restrictive than the Nasdaq Global Select Market, in each case after a specified cure period, are also events of default under our Loan Agreement. If such an event of default were to occur and we fail to secure a waiver or forbearance from the third-party lender, the lender would be entitled to accelerate the amounts due under our Loan Agreement. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about the Company’s ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements and would adversely effect our financial condition and ability to pursue our business strategy.

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

On May 24, 2022, we received another deficiency letter from Nasdaq notifying us that, for 30 consecutive business days, the bid price of our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq pursuant to the Bid Price Requirement. We were provided a period of 180 calendar days, or until November 21, 2022, to regain compliance with the Bid Price Requirement. On November 4, 2022, we received a letter from Nasdaq notifying us that we had regained compliance with the Bid Price Requirement. The letter noted that our common stock had a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days from October 21, 2022 through November 3, 2022, and we had regained compliance with the Bid Price Requirement.

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

If we do not regain compliance with the Minimum MVLS Requirement by January 2, 2023, we may be eligible to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the Nasdaq Capital Market. To effect such a transfer, we would also need to pay an application fee to Nasdaq. Should we determine not to submit an application for transfer to the Nasdaq Capital Market or notify Nasdaq of our intention to cure the deficiency, Nasdaq will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel, or the Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination to the Panel, such appeal would be successful.

We intend to monitor the market value of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum MVLS Requirement, which could include seeking to transfer to the Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements or qualify to transfer to the Nasdaq Capital Market. In addition, a transfer to the Nasdaq Capital Market would be an event of default under our Loan Agreement. See “Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our Loan Agreement, such as the requirement that our common stock continue to be listed on the Nasdaq Global Select Market, could result in an event of default and acceleration of amounts due.”

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

Regulatory guidance under the 2017 Tax Act, the FFCR Act, the CARES Act, the CAA and the ARPA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-

19 pandemic or otherwise. Any such legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act, the CARES Act, the CAA or the ARPA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On July 18, 2022, we granted stock options to one new employee to purchase a total of 800 shares of our common stock at an exercise price of $16.67 per share and on August 15, 2022, we granted stock options to two new employees to purchase a total of 700 shares of our common stock at an exercise price of $16.50 per share. These options were inducement grants made outside of our 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 6. Exhibits

Exhibit Index

EXHIBIT 3.1+	-	Restated Certificate of Incorporation of Kala Pharmaceuticals, Inc., as amended as of October 19, 2022

EXHIBIT 3.2+	-	Amended and Restated By-laws of Kala Pharmaceuticals, Inc., as amended as of August 18, 2022

EXHIBIT 3.3	-

Certificate of Designation of the Series D Preferred Stock of Kala Pharmaceuticals, Inc., dated August 19, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 19, 2022, File No. 001-38150)

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

KALA PHARMACEUTICALS, INC.

Dated: November 8, 2022	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2022	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)