Form 10-K
period 2022-12-31
Kala Pharmaceuticals, Inc.
filed 2023-03-03
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38150

KALA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0604595
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1167 Massachusetts Avenue
Arlington, MA	02476
(Address of principal executive offices)	(Zip Code)

(781) 996-5252

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	KALA	The Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $20.2 million, based on the closing price of the registrant’s common stock on June 30, 2022.

There were 2,025,495 shares of Common Stock ($0.001 par value) outstanding as of March 2, 2023.

References to Kala

Throughout this Annual Report on Form 10-K, the “Company,” “Kala”, “Kala Pharmaceuticals,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Kala Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Kala Pharmaceuticals, Inc.

Special Note

On October 20, 2022, we effected a 1-for-50 reverse stock split of our common stock either issued and outstanding or held as treasury stock. As a result of the reverse stock split, every 50 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. Unless otherwise indicated, all historical share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split. Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options and warrants, and the number of shares of common stock reserved for future issuance under our 2017 Equity Incentive Plan, as amended, and Employee Stock Purchase Plan.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our expectations with respect to the potential impacts the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer collectively as Alcon, will have on our business, results of operations and financial condition;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon in connection with the sale of our commercial business;
●	our expectations with respect to our dependency on and potential advantages of KPI-012, our product candidate for the treatment of persistent corneal epithelial defects, or PCED;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition, including our expectations with respect to, and the amount of, future milestone payments we may pay in connection with the Combangio Acquisition;
●	our development efforts for KPI-012 and our ability to discover and develop new programs and product candidates;
●	the timing, progress and results of clinical trials for KPI-012, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of any biologics license applications for KPI-012 and any other product candidate we may develop in the future;
●	our ability to obtain regulatory approvals for KPI-012;
●	our commercialization, marketing and manufacturing capabilities and strategy for KPI-012, if approved;
●	our estimates regarding potential future revenue from sales of KPI-012, if approved;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for KPI-012, if approved;
●	the rate and degree of market acceptance and clinical utility of KPI-012 and our estimates regarding the market opportunity for KPI-012, if approved;
●	plans to pursue the development of KPI-012 for indications in addition to PCED;
●	our expectations with respect to our determination to cease the development of our preclinical pipeline programs that are unrelated to our mesenchymal stem cell secretome, or MSC-S, platform, including the development of KPI-287, our receptor tyrosine kinase inhibitor, and our selective glucocorticoid receptor modulators;
●	the timing, progress and results of preclinical studies for our KPI-014 program;

●	our expectations regarding our ability to fund our operating expenses, debt service obligations, and capital expenditure requirements with our cash on hand;
●	our expectations regarding our ability to comply with the covenants under our loan agreement;
●	our intellectual property position, including intellectual property acquired in the Combangio Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers;
●	our anticipated annualized reduction in operating expenses associated with our workforce reduction announced in July 2022; and
●	the impact of COVID-19 on our business and operations.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of filing of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of December 31, 2022, we had an accumulated deficit of $587.2 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business, and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, could result in an event of default and acceleration of amounts due.
●	The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States, and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.
●	The ongoing coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations, could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.
●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, may also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	We may be unable to obtain and maintain patent protection for our technology or product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology product candidates may be impaired.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if and when approved, will be harmed.

Part I

Item 1.       Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the eye. Our product candidate, KPI-012, which we acquired from Combangio, Inc., or Combangio, on November 15, 2021, is a mesenchymal stem cell secretome, or MSC-S, and is currently in clinical development for the treatment of persistent corneal epithelial defects, or PCED, a rare disease of impaired corneal healing. Based on the positive results of a Phase 1b clinical safety and efficacy trial of KPI-012 in patients with PCED, along with favorable preclinical safety and efficacy results, we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, which was accepted in December 2022. In February 2023, we dosed our first patient in our CHASE (Corneal Healing After SEcretome therapy) Phase 2b clinical trial of KPI-012 for PCED in the United States, and we are targeting reporting top-line safety and efficacy data from this trial in the first quarter of 2024. If the results of the CHASE Phase 2b clinical trial are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application, or BLA, to the FDA.

We believe the multifactorial mechanism of action of KPI-012 also makes MSC-S a platform technology. We are evaluating the potential development of KPI-012 for additional rare front-of-the-eye diseases, such as for the treatment of Limbal Stem Cell Deficiency and ocular manifestations of moderate-to-severe Sjögren’s. In addition, we have initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. In connection with the determination to focus our research and development efforts on KPI-012, in 2022, we determined to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform. We expect to commercialize in the United States any of our product candidates that receive marketing approval.

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

On July 8, 2022, we closed the transaction, or the Alcon Transaction, contemplated by the asset purchase agreement, dated as of May 21, 2022, or the Asset Purchase Agreement, by and between us, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer to collectively as Alcon, pursuant to which Alcon purchased the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction.

Alcon paid us an upfront cash payment of $60.0 million upon the closing of the Alcon Transaction. Pursuant to the Asset Purchase Agreement, we are also eligible to receive from Alcon up to four commercial-based sales milestone payments as follows: (1) $25.0 million upon the achievement of $50.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65.0 million upon the achievement of $100.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75.0 million upon the achievement of $175.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160.0 million upon the achievement of $250.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. Each milestone payment will only become payable once, if at all, upon the first time such milestone is achieved, and only one milestone payment will be paid with respect to a calendar year. In the event that more than one milestone is achieved in a calendar year, the higher milestone payment will become payable and the lower milestone payment will become payable only if the corresponding milestone is achieved again in a subsequent calendar year. To date, we have not received any milestone payments pursuant to the Asset Purchase Agreement.

On July 8, 2022, we announced that we had committed to a course of action to terminate 113 employees, consisting of our entire commercial sales force and certain employees in our commercial, scientific, manufacturing, finance and administrative functions. The determination to proceed with the workforce reduction was made in the context of the closing of the Alcon Transaction and the changes to the scope of our research and development activities of KPI-012 as more fully described above. The workforce reduction was completed by the end of 2022.

The following table describes the stage of each of our development programs:

We have retained worldwide commercial rights for our MSC-S platform, including KPI-012 and KPI-014. We own and/or exclusively license patents relating to this platform, including U.S. and foreign issued patents and pending patent applications. The expiration dates of the issued U.S. patents that we control covering KPI-012 are scheduled to expire no earlier than 2040, and a portfolio of additional U.S. and ex-U.S. patent applications covering the MSC-S platform is currently in prosecution.

Strategy

Our goal is to become a leading biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. Key elements of our strategy include:

●	Advance the clinical development of, and seek regulatory approval for, KPI-012 for the treatment of PCED. KPI-012 is a novel, human bone-marrow derived MSC-S currently in clinical development for the treatment of PCED. A PCED is a persistent non-healing corneal defect or wound that is refractory to conventional treatments. Based on the positive results of a Phase 1b clinical safety and efficacy trial of KPI-012 in patients with PCED, along with favorable preclinical safety and efficacy results, we submitted an IND to the FDA, which was accepted in December 2022. In February 2023, we dosed our first patient in the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. If the results of the CHASE Phase 2b clinical trial are positive, and subject to discussions with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a BLA to the FDA. If approved, we intend to commercialize KPI-012 with a small, targeted, internal sales force in the United States. We also expect to explore commercialization of KPI-012 for the treatment of PCED in certain markets outside the United States utilizing a variety of collaboration, distribution, co-promotion and other marketing arrangements with one or more third parties.
●	Advance KPI-012 for additional rare ocular surface disease indications and KPI-014 for rare inherited retinal diseases. We are also evaluating the potential of KPI-012 to treat other rare front-of-the-eye diseases, such as Limbal Stem Cell Deficiency and ocular manifestations of moderate-to-severe Sjögren’s. In addition, we have initiated preclinical studies of KPI-014, our preclinical program evaluating the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease.

●	Business development through selective transactions. We plan to pursue value-driven business development opportunities as they arise in order to enhance our business and product pipeline, which may include opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies, particularly for the treatment of rare ophthalmic diseases. We also plan to explore a variety of transactions to maximize the value of our assets, including out-licensing transactions, collaborations, distributions and other development and marketing arrangements with one or more third parties for our product candidates.

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

The only currently approved prescription product in the PCED space is Oxervate®, indicated for the treatment of NK, which we believe to be the primary etiology for approximately one-third of PCED cases. Oxervate contains a single growth factor – nerve growth factor (NGF) – and has been demonstrated to be effective in only the subgroup of PCED cases whose underlying etiology is neurotrophic disease. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes.

KPI-012 Opportunity in Persistent Corneal Epithelial Defects

KPI-012 is a novel, human bone-marrow derived MSC secretome composed of biologically active components secreted from the MSCs, such as growth factors, protease inhibitors, matrix proteins and neurotropic factors, that have been shown in preclinical studies by Combangio to facilitate corneal healing. KPI-012 is cell-free and produced from a proprietary cell bank. The drug substance for KPI-012 is produced as a chemically-defined cell-free solution followed by formulation and filling of the drug product in non-preserved single dose units. We believe that KPI-012’s multi-factorial mechanism of action has the potential to normalize the impaired healing in PCED and other severe ocular surface diseases driven by impaired healing. As such, we believe KPI-012 offers a potentially promising approach for the treatment of PCED and other ocular surface diseases across multiple etiologies. Key biological factors contained in KPI-012 and their potential wound healing functions are shown below:

Key KPI-012 Components	Ocular Surface Wound-Healing Function
Protease Inhibitors (TIMP-1, TIMP-2, Serpin E)	Inhibit destructive proteases that degrade matrix in the wound bed
Matrix Proteins (Fibronectin)	Build a molecular scaffold in the wound bed for cells to migrate and adhere to
Growth Factors (HGF)	Suppress inflammation and promote corneal epithelium repair
Neurotrophic Factors (PEDF)	Promote maintenance of neurons to support corneal health

The multifactorial mechanism of action of KPI-012 is thought to be responsible for the significant wound healing activity observed in Combangio’s preclinical animal models and in the completed Phase 1b clinical trial. KPI-012 has received orphan drug designation from the FDA for the treatment of PCED.

Clinical Development Plan of KPI-012

We are initially developing KPI-012 for the treatment of PCED. Combangio completed a Phase 1b clinical efficacy trial in nine patients with PCED in Mexico City, Mexico. Based on the results of this Phase 1b clinical trial, we initiated a full preclinical development program and submitted an IND application to the FDA for KPI-012, which was accepted in December 2022.

In February 2023, we dosed our first patient in the CHASE Phase 2b clinical trial of KPI-012. The trial includes two patient cohorts, with the initial cohort involving an open label evaluation in two PCED patients to establish safety of the high dose KPI-012 (3 U/ml given QID) to be administered in the study. If no dose-limiting toxicity is observed after one week of dosing in these two patients, then the second cohort of approximately 90 patients will be initiated as a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial in PCED patients with varying underlying etiologies to evaluate the safety and efficacy of two doses of KPI-012 ophthalmic solution (1 U/ml and 3 U/ml) compared to vehicle when dosed topically four times per day for 56 days. The trial will have an 8-week treatment period with evaluations at frequent times during the dosing period and at 10 weeks and 26 weeks.

The trial is expected to enroll approximately 90 adult patients with PCED, and the primary endpoint of the trial will be complete healing of the PCED at Week 8 as measured by corneal fluorescein staining using a central-reading center assessment of corneal fluorescing staining photographs. We are targeting reporting top-line safety and efficacy data from the CHASE Phase 2b clinical trial in the first quarter of 2024. If the results are positive, and subject to discussions with regulatory authorities, we believe this trial can serve as the first of two pivotal trials required to support the submission of a BLA to the FDA.

Phase 1b Clinical Trial Results of KPI-012

Combangio conducted a Phase 1b clinical trial of KPI-012 in Mexico City, Mexico during 2020 and 2021, one in three subjects without active corneal disease who were dosed twice a day (1 U/mL) for one week and another in nine patients with PCED, or the PCED cohort, who were dosed twice a day (1 U/mL) for up to eight weeks. Key inclusion criteria for the PCED cohort included:

●	Subjects with PCED of at least 10 days without improvement from one or more conventional non-surgical treatments in study eye due to any of the following:
-	NK, provided there was no active herpetic infection of the eye in the prior three months
-	Corneal Burns (alkali, acid and thermal)

-	Post-photorefractive Keratectomy
-	Post-corneal Transplant Surgery
-	Corneal epithelial debridement resulting from Diabetic Vitrectomy Surgery
-	Trauma
-	Keratoconjunctivtis sicca
-	Sjögren’s
-	Corneal cross-linking
●	Subjects with bilateral corneal burns could only have one eye entered into the clinical trial
●	Any previous treatment was stopped except for the study medication

The subjects in the Phase 1b trial were treated with KPI-012 topically twice a day, with the subjects in the safety cohort without active corneal disease treated for one week and patients in the PCED cohort treated between one to eight weeks. KPI-012 was generally well tolerated during both trials, with only one subject experiencing treatment-related adverse events (mild and transient itching, red eye and blurred vision after study drug administration). There were no deaths or treatment-related serious adverse events during either trial. One subject in the PCED cohort had to withdraw from the trial due to a protocol screening violation.

As depicted in Figure 1 below, six of the eight patients in the PCED cohort (75%) who completed the trial achieved complete healing of the lesion after four weeks of treatment, with the two other patients experiencing some clinical improvement but not complete healing. Four of eight patients in the PCED cohort (50%) achieved complete healing of the lesion after one week of treatment and the other two patients achieved complete healing within two to four weeks of initiation of treatment with KPI-012. All six of the patients who achieved complete healing remained healed through the follow-up period of the trial, which ranged between eight to 19 weeks. Of the two patients who did not show complete healing in the trial, clinical investigators noted some clinical improvement in both patients, but the corneal staining images did not show complete healing of the defect.

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

KPI-012 Preclinical Studies and Results

KPI-012 was evaluated by Combangio in a number of preclinical studies. In these studies, KPI-012 promoted rapid ocular re-epithelialization and mitigated scarring and neovascularization in a number of well-established animal models.

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

Other Potential Indications for KPI-012 and for KPI-014

We believe the multifactorial mechanism of action of KPI-012 also makes it a platform technology, and we are evaluating the potential development of KPI-012 for additional rare front of the eye diseases, such as for the treatment of Limbal Stem Cell Deficiency and ocular manifestations of moderate-to-severe Sjögren’s. In addition, we have initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease.

Limbal stem cell deficiency, or LSCD, is an ocular surface disease characterized by the loss or deficiency of stem cells in the junction of the cornea and limbus, where they play an essential role in the generation and repopulation of corneal epithelial cells. When the limbal stem cell population is reduced or depleted, the ability of the corneal epithelium to repair and renew itself is compromised, which can result in recurrent epithelial breakdown, neovascularization, conjunctival overgrowth and other sequalae that can lead to loss of corneal clarity and vision impairment, as well as significant pain and diminished quality of life. There are currently no approved pharmaceutical products for the treatment of LSCD. Approximately 70% of LSCD patients – or about 70,000 patients in the United States – have partial LSCD, meaning they have some level of remaining limbal stem cells but still suffer significant pathology and symptomology. We believe these patients may be appropriate candidates for KPI-012 to maintain the integrity of the ocular surface and to avoid the vision impairment and pain associated with the disease. In addition to the effects of KPI-012 on corneal healing observed in both animal models and in PCED patients, there is data in the literature that suggest that MSC-S can restore the limbal stem cell niche, which would be of significant benefit in both partial or complete LSCD.

Sjögren’s is a chronic multisystem autoimmune disease characterized by insufficient fluid production in certain glands of the body leading to substantial dryness, primarily of the eyes and the mouth. Approximately 90% of Sjögren’s patients suffer from ocular manifestations and experience significant ocular symptoms, which often impact a patient’s daily life and productivity, and as a result, the quality of life in Sjögren’s patients can be significantly diminished. Despite current treatment options, many Sjögren’s patients do not achieve significant improvement in their ocular symptoms. We believe there is a significant unmet need for new therapies that can provide meaningful improvement in the ocular symptoms, visual impairment and quality of life to the approximately 50% of Sjögren’s patients, or roughly 95,000 people in the United States, who suffer with moderate-to-severe disease.

We are also looking to leverage the manufacturing and delivery expertise gained from KPI-012 development to develop a unique secretome formulation – designated as KPI-014 – specific for retinal disease. The initial focus for the program is to target inherited retinal diseases, such as Retinitis Pigmentosa and Stargardt Disease. MSC-S therapies have shown great promise to treat inherited retinal diseases, or IRDs, with the recognition that they function through their secretome (i.e., the secretion of paracrine factors that enhance retinal cell function and survival). We believe an MSC-S engineered for intravitreal delivery may provide an improved treatment option for IRDs as compared to the traditional MSC-based approach.

IRDs are associated with mutations in over 280 different genes, where each IRD has one or more mutations that cause disease onset and results in vision loss. It is projected that over 200,000 individuals in the United States alone suffer from IRDs. While significant progress has been made with gene therapies, these are typically limited to a single gene or mutation. With over 280 different IRD-associated genes, a therapy broadly effective for most IRDs does not currently exist, leaving patients with little-to-no options to slow disease progression and vision loss. We are developing KPI-014 with the goal of providing a broad, genotype-agnostic, therapeutic benefit to reduce vision loss and improve quality of life for patients suffering from IRDs.

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

The key competitive factors affecting the success of KPI-012 and any other product candidates that we develop are the product candidate’s efficacy, safety, method of administration, convenience, price, the level of generic competition and the availability of insurance coverage and reimbursement from government and other third-party payors.

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

To our knowledge, there are currently only two product candidates in active clinical development for the treatment of a broad PCED population. KIO-201, a chemically modified form of the natural polymer hyaluronic acid administered as an eye drop, is currently being studied in a Phase 2 clinical trial in patients with PCED by Kiora Pharmaceuticals, Inc. Nexagon, an antisense oligonucleotide that inhibits connexin43, is currently being studied in a Phase 2 clinical trial in patients with PCED resulting from severe ocular chemical and/or thermal injuries, by Amber Ophthalmics.

A number of companies are pursuing development of product candidates for the treatment of NK, including ReGenTree, LLC (Timbetasin), Recordati S.p.A. (Udonitrectag) and Claris Biotherapeutics, Inc. (CSB-001).

Competition in Limbal Stem Cell Deficiency and Sjögren’s

Competitive products and product candidates in LSCD include two stem cell-based approaches. ABCB5+ limbal stem cells, which are being studied in Phase 1/2 clinical trials and are being developed by RHEACELL GmbH & Co. KG, utilize allogeneic limbal stem cells derived from human corneal rims, which are expanded ex-vivo and manufactured as an advanced-therapy medicinal product. Holoclar utilizes autologous limbal stem cells derived from the healthy portion of the patient’s eye. Holoclar is approved in the European Union for treatment of LSCD caused by ocular burns and is developed by Chiesi. To our knowledge, there are no products in development focused on Partial Limbal Stem Cell Deficiency.

Competitive pharmaceutical products in moderate-to-severe Sjögren’s include cyclosporine, lifitegrast, ophthalmic cortisone and systemic immunosuppressants. To our knowledge, there are only two topical ophthalmic product candidates in active clinical development for ocular manifestations of moderate-to-severe Sjögren’s. LacripepTM, a synthetic peptide fragment of lacritin being developed by Tear Solutions, recently completed a Phase 2 clinical trial in patients with primary Sjögren’s-associated ocular surface disease. Oxervate® (cenegermin-bkbj) is currently being evaluated in Phase 3 clinical trials in patients with severe Sjögren’s dry eye disease. Several systemic pharmaceutical product candidates are also in clinical development for the treatment of Sjögren’s, including Dazodalibep (Horizon Therapeutics), SAR-441344 (Sanofi), Ianalumab (Novartis), Branebrutinib (Novartis), Iscalimab (Novartis) and OSE-127 (OSE Immuno Therapeutics).

Sales and Marketing

We have not yet established our own commercial organization or distribution capabilities specific to KPI-012. We believe that we will be able to commercialize KPI-012, if approved, for the treatment of PCED with a small, targeted, internal sales force in the United States and potentially other major markets. We expect to explore commercialization of KPI-012, if approved, in certain markets outside the United States utilizing a variety of collaboration, distribution, co-promotion, distribution and other marketing arrangements with one or more third parties.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for KPI-012. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished drug product for KPI-012 for preclinical and clinical testing, as well as for commercial manufacture of KPI-012 if it receives marketing approval. We utilize our substantial in-house expertise and know-how to develop and scale-up our manufacturing processes before these processes are transferred to third-party contract manufacturers, and to understand and establish controls of critical process parameters. We also have personnel with deep product development experience who actively manage the third-party contract manufacturers producing KPI-012 and plan to use such personnel to manage third-party contract manufacturers for any products that we may develop in the future.

We also rely, and expect to continue to rely, on third parties for packaging, labeling, sterilization, storage, distribution and other production logistics for KPI-012. We have only limited supply agreements in place with respect to the manufacturing of KPI-012, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished drug product for KPI-012 on a purchase order basis and do not have long term committed supply arrangements with respect to KPI-012.

Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. KPI-012 is a bone-marrow derived MSC-S therapeutic composed of biologically active components, including protease inhibitors and growth factors, and is produced from a proprietary cell bank. The manufacturing process for KPI-012 is comprised of three stages: (1) cultivation of MSCs from a working cell bank and production of unprocessed conditioned media (cell-free secretome), (2) production of drug substance as a chemically defined solution and (3) formulation and filling of drug product. While the drug product for Combangio’s early research and Phase 1b clinical trial was cultivated using a planar culture model, we implemented a bioreactor cultivation model for our ongoing CHASE Phase 2b clinical trial of KPI-012. We also plan to utilize a bioreactor cultivation model for our planned clinical trials and for commercial supply of KPI-012. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance.

KPI-012 drug product is manufactured from a vial of a working cell bank, which in turn was produced from a vial of master cell bank. KPI-012 master cell bank and working cell bank are stored in two separate locations. It is possible that we could lose the cell bank in both locations and have our manufacturing severely impacted by the need to replace the cell bank.

Intellectual Property

Our success depends significantly on our ability to obtain and maintain proprietary protection for our products, product candidates, technology and knowhow, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets, know--how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

As of February 15, 2023, we owned 49 U.S. issued patents and 9 U.S. patent applications, as well as 55 foreign issued patents and 41 foreign patent applications (including Patent Cooperation Treaty, or PCT, applications). We exclusively licensed one U.S. patent application, as well as two foreign patent applications including original filings, continuations and divisional applications. Our patent portfolio includes the following patents and patent applications that we own or exclusively license:

●	Three U.S. patents and two U.S. patent applications relating to pharmaceutical compositions including KPI-012 for treating ocular conditions, and 18 related foreign patent applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2040;
●	One U.S. patent application, related to secreted stem cell factors for tissue repairment and regeneration, and two related foreign patent applications, which are exclusively in-licensed from Stanford University, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2038;
●	43 U.S. patents and 7 U.S. patent applications, relating to TKI compounds, including KPI-287, and their uses, and 50 related foreign patents, and 23 foreign related patent applications, including pending PCT applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, which are expected to expire beginning in 2034 through 2038; and

Three U.S. patents relating to antibiotic compounds and their uses, and five related foreign patents, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2034.The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review while the patent is in force. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We cannot provide any assurance that any patent term extension with respect to any U.S. patent will be obtained and, if obtained, the duration of such extension.

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

Licensing and Other Arrangements

Stanford University License Agreement

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

Financial Terms

In consideration for that license, Combangio paid Stanford an upfront fee of $15,000. Under the Stanford Agreement, we are obligated to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1.075 million for the achievement of specified development and regulatory milestones, and an aggregate of up to $1.1 million for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties from us in a low single digit percentage range of our, our affiliates’ and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country and licensed product-by-licensed product basis, until the last-to-expire valid claim of a licensed patent covering such licensed product in the country of manufacture and sale. Additionally, we are required to pay Stanford a low double-digit percentage of certain consideration we receive as a result of granting sublicenses to the licensed patents. In connection with our acquisition of Combangio, we paid Stanford a one-time change of control fee of $100,000. Stanford retains the right, on behalf of itself, Stanford Health Care, Lucile Packard Children’s Hospital at Stanford, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose. In addition, the United States government retains nonexclusive rights under the licensed patents to practice or have practiced the licensed patents by or on behalf of the United States government or on behalf of any foreign government or international organization pursuant to treaty or agreement.

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

Combangio Merger Agreement

In connection with the acquisition of Combangio on November 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Combangio. In connection with the closing, we made an upfront payment of an aggregate of $5.0 million in cash to former Combangio stockholders and other equityholders, or the Combangio Equityholders, subject to customary adjustments, and agreed to issue an aggregate of 155,664 shares, or the Deferred Purchase Consideration, of our common stock to the Combangio Equityholders with an aggregate value of approximately $16.1 million, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022 and (ii) an aggregate of 19,350 shares of common stock that were initially held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and that will be issued in March 2023 upon escrow release.

In addition, pursuant to the Merger Agreement, the Combangio Equityholders are entitled to receive from us up to $105.0 million in payments that are contingent upon the achievement of specified development, regulatory and commercialization milestones, or the Contingent Consideration, and are payable in cash and shares of our common stock, subject to the Share Cap (as defined below), of which $4.9 million will be paid in March 2023. If the issuance of the Deferred Purchase Consideration or any contingent consideration payable in shares of our common stock, or the Contingent Stock Consideration, would result in the aggregate number of shares of our common stock issued under the Merger Agreement equaling or exceeding 19.9% of the total number of shares of our common stock issued and outstanding immediately prior to the closing, or the Share Cap, then we will be required to pay the portion of such consideration in excess of the Share Cap in cash. The portion of any payment of Contingent Consideration payable in cash is referred to as “Contingent Cash Consideration”.

Upon dosing of the first patient in our CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023, or the Dosing Milestone, in March 2023 we will pay to the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,039 shares of our common stock). The remaining amount of $0.1 million will be paid in January 2024. Upon payment of the Dosing Milestone, we reached the Share Cap and any Contingent Consideration payable under the Merger Agreement in the future will be paid only in cash.

Subject to the terms and conditions of the Merger Agreement, the former Combangio Equityholders are entitled to receive from us the following remaining Contingent Consideration in cash:

●	(i) $5.0 million payable upon the first patient dosed with any product candidate whose active ingredient comprises one or more biological factors secreted by MSCs or their progenitors, including KPI-012, or the Product Candidate, in a pivotal clinical trial, (ii) $12.5 million payable upon regulatory approval by the FDA of marketing and sale of a Product Candidate in the United States, subject to certain specified reductions; (iii) $17.5 million payable upon the first commercial sale of a Product Candidate in the United States, subject to certain specified reductions and (iv) an aggregate of up to $65.0 million payable upon the achievement of specified sales milestones;

●	tiered cash royalties at percentage rates in the mid-to-high single digits payable on annual net sales of all Product Candidates; and
●	a cash payment at a percentage rate in the high single digits of all income, including earnout payments, received by us or any of our affiliates from a product license granted by us to a third party to sell or otherwise commercialize the Product Candidate in countries where neither we nor our affiliates conduct sales of such Product Candidate, subject to certain exceptions set forth in the Merger Agreement.

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

Securities Purchase Agreement for Private Placement

On November 28, 2022, we entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with certain institutional investors named therein, or the Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock, or Series E Preferred Stock, in two tranches for aggregate gross proceeds of up to $31.0 million, which we refer to collectively as the Private Placement.

Pursuant to the Securities Purchase Agreement, if at any time during the four-year period following the date of the first tranche closing, or the Participation Period, we propose to offer and sell new equity securities in an offering that is conducted pursuant to an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, or in an offering that is registered under the Securities Act that is not conducted as a firm-commitment underwritten offering, then, subject to compliance with securities laws and regulations, we have agreed to offer each Purchaser the right to purchase its pro rata share of the total amount of the new equity securities, subject to certain conditions and limitations. In addition, if during the Participation Period, we propose to offer and sell new equity securities in a firm-commitment underwritten offering registered under the Securities Act, then subject to compliance with securities laws and regulations, we have agreed to use our commercially reasonable efforts to cause the managing underwriters of such offering to contact the Purchasers about potentially participating in such offering and to provide to each Purchaser the opportunity to purchase its pro rata share of such new equity securities, subject to certain conditions and limitations. The participation rights will terminate if the Purchasers are offered the opportunity to participate in an offering pursuant to the participation rights and do not purchase at least 50% of their aggregate pro rata share of the new equity securities offered for sale in such offering.

Pursuant to the Securities Purchase Agreement, the Purchasers have the right to have up to two non-voting observers attend and participate in all Board and committee meetings and, subject to the Purchasers owning directly specified minimum amounts of our common stock, the right to have the Board nominate and recommend for election by the stockholders up to three Purchaser designees to the Board (one designee at 9.9%, two designees at 15.0% and three designees at 25.0%) designated by the Purchasers, provided that at such time as the Purchasers have designated three Board designees, at least one such designee must qualify as an “independent” director under Nasdaq rules and be acceptable to the members of the Board who are not Purchaser designees.

The Purchasers’ participation rights, observer rights and Board designation rights also will terminate at such time as the Purchasers and their affiliates cease to own, in the aggregate, specified minimum amounts of the shares purchased in the Private Placement.

Pursuant to the Securities Purchase Agreement, we agreed that we will not without the prior approval of the requisite Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions. In connection with the Private Placement, we have also entered into a registration rights agreement with the Purchasers, pursuant to which the Purchasers are entitled to certain resale registration rights with respect to the shares of common stock acquired in the Private Placement and the shares of common stock issuable upon conversion of the shares of Series E Preferred Stock acquired in the Private Placement.

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

U.S. Government Regulation of Drugs and Biological Products

In the United States, biological products, or biologics, are licensed for marketing by the FDA under the Public Health Service Act, or the PHSA, and regulated by the FDA under the Food, Drug and Cosmetic Act, or FDCA. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. A sponsor seeking approval to market and distribute a new biologic in the United States must satisfactorily complete each of the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLP, regulations or other applicable regulations;
●	design of a clinical protocol and submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated when certain changes are made;
●	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	preparation and submission to the FDA of a BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
●	review of the BLA by an FDA advisory committee, where applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the biologic is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the BLA; and
●	FDA review and approval of the BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies required by the FDA.

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are typically referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

Specifically, the PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to the Department of Health and Human Services, or HHS’s, long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

Human Clinical Trials in Support of a BLA

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

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

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

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of products approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before a BLA is submitted (Pre-BLA meeting). Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. Finally, a type D meeting is focused on a narrow set of issues (should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions.

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

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

Manufacturing facilities are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the

FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs, however, changes the standards for approval but they may help expedite the development or approval process of product candidates.

●	Fast Track designation: Product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
●	Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. With passage of the Food and Drug Omnibus Reform Act, or FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed; and use expedited procedures to withdraw accelerated approval of a BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
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

Acceptance and Review of BLAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, potency and purity of the biological product to the satisfaction of the FDA.

The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for fiscal year 2023 this application fee is approximately $3.25 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $394,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 calendar days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review”. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

In connection with its review of an application, the FDA will typically submit information requests to the sponsor and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications.

The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process. To ensure cGMP and GCP compliance by its employees and third-party contractors, a sponsor may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process.

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

Decisions on BLAs

The FDA reviews a BLA to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

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

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the investigational product is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a product’s safety or effectiveness are prohibited before the product is approved. After approval, a product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a biologic. In the United States, health care professionals are generally permitted to prescribe products for such uses not described in the labeling, known as off-label uses, because the FDA does not regulate the practice of medicine.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information , such as distributing scientific or medical journal information. Further, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

Under the BPCIA, a manufacturer may submit an application for a product that is “biosimilar to” a previously approved biological product, which the statute refers to as a “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity and potency. The biosimilar sponsor may demonstrate that its product is biosimilar to the reference product on the basis of data from analytical studies, animal studies and one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the sponsor must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find not only that the product is biosimilar to the reference product but also that it can be expected to produce the same clinical results as the reference product such that the two products may be switched without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. Following approval of the interchangeable biosimilar product, the FDA may not grant interchangeability status for any second biosimilar until one year after the first commercial marketing of the first interchangeable biosimilar product. In December 2022, Congress clarified through FDORA that FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity. For biologic products, the six month period may be attached to any existing regulatory exclusivities but not to any patent terms. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the sponsor agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six-month exclusivity may be granted if a sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patents that cover the product are extended by six months. Although this is not a patent term extension, it effectively extends the regulatory period during which the FDA cannot approve another application.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Patent Term Restoration and Extension

In the United States, a patent claiming a new product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND involving human beings is begun and the submission date of the BLA, plus the time between the submission date of the application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $374,858 and the small business fee is $93,714.

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

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (1) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (2) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (3) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year.

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

In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, in Europe, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Review and Approval of Medical Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union, or EU, generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

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

The main characteristics of the new Clinical Trials Regulation include: a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway, which are part of the EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

●	Decentralized procedure. Using the decentralized procedure, a sponsor may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. The sponsor may choose a member state as the reference member State to lead the scientific evaluation of the application.
●	Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State (which acts as the reference member state), in accordance with the national procedures of that country. Following this, further marketing authorizations can be progressively sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization produced by the reference member state.

Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Conditional Approval

In particular circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products), if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening disease; (2) the product candidate is intended to meet unmet medical needs of the patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization, but sponsors can also request EMA to conduct an accelerated assessment, for instance, in cases of unmet medical needs.

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

Regulatory Data Protection in the EU

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Pediatric Exclusivity

If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court.

Human Capital

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled workforce. As of December 31, 2022, we had a total of 34 full time employees. We continually evaluate our business needs and opportunities and balance in-house expertise and capacity with outsourced expertise and capacity.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $44.8 million and $142.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $587.2 million. Prior to the sale of our commercial business to Alcon Pharmaceuticals Ltd. And Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our commercial business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our commercial business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As of result of the acquisition of Combangio in November 2021, or the Combangio Acquisition, and the sale of our commercial business to Alcon, we are devoting, and intend to continue to devote, substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our commercial business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio.Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase in the future as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidates we may develop in the future, including our ongoing preclinical studies under our KPI-014 program, which is a mesenchymal secretome formulation that is in preclinical development for the treatment of inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

Our expenses will also increase if and as we:

●	continue the clinical development of KPI-012 for PCED;

●	initiate and continue the research and development of KPI-012 for additional indications, including initiating and conducting clinical trials;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for KPI-012 for PCED in the United States and other jurisdictions;
●	seek regulatory approval for KPI-012 for additional indications;
●	grow our sales, marketing and distribution capabilities in connection with the commercialization of any product candidates for which we may submit for and obtain marketing approval;
●	initiate and progress any preclinical development programs under our mesenchymal stem cell secretome, or MSC-S platform, including from our KPI-014 program;
●	conduct clinical trials and other development activities and/or seek marketing approval for any product candidates we may develop in the future;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage if we initiate commercialization efforts for our product candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

●	we elect or are required by the U.S. Food and Drug Administration, or FDA, or non-U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates;
●	we in-license or acquire rights to other products, product candidates or technologies; or
●	there are any third-party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property-related claims or enforce our intellectual property rights.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from KPI-012 or any other product candidate we may develop for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	completing the clinical development of KPI-012 for PCED and any other indications we determine to pursue;
●	subject to obtaining favorable results from our ongoing and planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;

●	successfully commercializing KPI-012, if approved;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates we may develop in the future, including under our KPI-014 program;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for any products we commercialize;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the pandemic health event resulting from COVID-19 and its collateral consequences.

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

Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, conducting research and development activities, and prior to the sale of our commercial business to Alcon in July 2022, developing and commercially launching EYSUVIS and INVELTYS. While we have had experience with obtaining marketing approval for and commercially launching two commercial products, we no longer have any commercial products following the sale of our commercial business to Alcon, we have only one product candidate in clinical development and we cannot be certain that we will be able to develop, obtain marketing approval for and commercialize a product in the future. If we are successful in developing and obtaining marketing approval for KPI-012 or any product candidate we may develop in the future, we will again have to transition from a company with a research and development focus to company capable of supporting commercial activity. We may not be successful in such a transition. In addition, prior to our acquisition of KPI-012 in November 2021, we had no prior experience developing biological product candidates. As such, we may encounter delays or difficulties in our efforts to develop and commercialize KPI-012.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct research and development activities, and initiate clinical trials of, and seek regulatory approval for, KPI-012 and any other product candidate that we develop in the future. If we do obtain regulatory approval for KPI-012 or any other product candidate that we develop, we expect to incur commercialization expenses related to product sales, marketing, distribution and manufacturing capabilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the timing and amount of milestone payments we ultimately receive from Alcon under the asset purchase agreement;
●	the timing and amount of our future milestone payments to Combangio equityholders under the merger agreement;
●	the progress, costs and results of our ongoing and planned clinical trials of KPI-012;
●	the costs and timing of process development and manufacturing scale-up activities associated with KPI-012 for PCED and any other indications we determine to pursue;
●	the costs, timing and outcome of regulatory review of KPI-012;
●	the costs and timing of commercialization activities for KPI-012, if approved, including establishing product sales, marketing, medical affairs, distribution and outsourced manufacturing capabilities;
●	our ability to successfully commercialize KPI-012, if approved, in the United States and other jurisdictions and the amount of revenue received from commercial sales;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the scope, progress, results and costs of research and development of any other product candidates that we may develop, including under our KPI-014 program;
●	the extent to which we successfully advance and/or in-license or acquire rights to other products, product candidates or technologies; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $70.5 million as of December 31, 2022, will enable us to fund our operations, debt service obligations, and capital expenditure requirements into the first quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other rights and preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

For example, our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under the Loan Agreement, we are also restricted from paying dividends on our common stock, granting liens, making investments, making acquisitions, making certain restricted payments, selling assets and making certain other uses of our cash without the lenders’ consent, subject in each case to certain exceptions. In addition, under our securities purchase agreement for our December 2022 private placement, we have agreed that we will not, without the prior approval of the requisite investors in the private placement (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Convertible Non-Redeemable Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of its existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions.

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

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our Loan Agreement, such as the requirement that our common stock continue to be listed on the Nasdaq Stock Market, could result in an event of default and acceleration of amounts due.

We have a substantial amount of indebtedness. As of December 31, 2022, we had $43.3 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, bearing interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. On December 27, 2022, we entered into an amendment to the Loan Agreement, pursuant to which the lender and agent agreed to amend certain provisions of the Loan Agreement to permit the transfer of the listing of our common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market in consideration for our agreement to prepay certain amounts outstanding under the Loan Agreement. In January 2023, in satisfaction of our obligations under the amendment, we paid down $9.3 million of principal under the Loan Agreement, plus final payment fees and accrued and unpaid interest thereon. Following such prepayment, the aggregate principal amount outstanding under the Loan Agreement was $34.0 million.

In addition, under the loan amendment, the start date for amortization payments under the Loan Agreement was changed from January 1, 2026 to January 1, 2025, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in five monthly installments. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt, particularly if we are in default under our Loan Agreement and all of our indebtedness under the Loan Agreement is due, and funds from external sources may not be available on a timely basis or acceptable terms, if at all. In addition, a failure to comply with the covenants under our Loan Agreement could result in an event of default and acceleration of amounts due. In particular, the delisting of our common stock from The Nasdaq Capital Market or the transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include revenue recognition, inventory, the fair value of warrants, contingent consideration, stock-based compensation, accrued expenses and the recoverability of our net deferred tax assets and related valuation allowance. We base our estimates and judgments on historical experience, expected future experience and on various other assumptions that we believe to be reasonable under the circumstances. In addition, from time to time, we may rely on projections regarding our expected future performance that represent our management’s then-current estimates. However, any of these estimates, judgments or projections, or the assumptions underlying them, may change over time or may otherwise prove to be inaccurate. In particular, to report historical product revenue, we estimated the amount of our products that may be returned and presented this amount as a reduction of revenue in the period the related product revenue was recognized, in addition to establishing a liability. If our product return estimates are lower than the actual amount of product returns we experience, our existing reserves will be insufficient to cover future returns. Our results of operations may be adversely affected if our estimates, assumptions or projections change or if actual circumstances differ from those in our estimates or assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

As a result of the sale of our commercial business to Alcon in July 2022, including our commercial products, EYSUVIS and INVELTYS, and our decision to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform, we are substantially dependent on the success of KPI-012 and any other product candidate we may develop in the future. As a result, we intend to devote a substantial portion of our research and development resources and business efforts to the development of KPI-012.

The success of KPI-012 and any other product candidates we may develop in the future will depend on many factors, including the following:

●	completing and obtaining favorable results from our ongoing and planned clinical trials of KPI-012 and any other product candidate we develop;
●	clearance of any investigational new drug application, or IND, submission for any other product candidates we develop;

●	applying for and receiving marketing approvals from the FDA and any other regulatory authorities for KPI-012 and any other product candidate we develop;
●	if approved, successfully launching and commercializing KPI-012 or any other product candidate we develop in the United States, including establishing and maintaining sales, marketing, manufacturing and distribution capabilities for KPI-012 or any other product candidate we develop;
●	if approved, obtaining acceptance of KPI-012 and any other product candidate we develop by patients, the medical community and third-party payors;
●	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors, for our product candidates;
●	obtaining and maintaining regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities and obtaining and maintaining adequate supply of any such approved products;
●	maintaining a workforce of experienced scientists and others with experience in eye diseases and biologics to continue to develop our product candidates;
●	effectively competing with other therapies;
●	maintaining an acceptable potency, purity and safety profile of our products following approval;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	protecting our rights in our intellectual property portfolio; and
●	not infringing, misappropriating or otherwise violating others’ intellectual property rights.

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

If clinical trials of KPI-012 or any other biological product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the potency, purity and safety for a biologic product in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the results of Combangio’s Phase 1b clinical trial of KPI-012 in 12 patients with PCED may not be indicative of future results in later stage clinical trials, including in our ongoing CHASE Phase 2b clinical trial of KPI-012 in patients with PCED. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Furthermore, the failure of any product candidates to demonstrate potency, safety and purity in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates. For example, in our STRIDE 2 Phase 3 clinical trial evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease, we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity, and subsequently we received a complete response letter from the FDA indicating that positive efficacy data from an additional clinical trial was needed to support a new drug application for EYSUVIS.

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

We are developing KPI-012 for PCED, which is a rare condition with an estimated incidence in the United States of 100,000 cases per year, and, as such, we may have difficulty identifying and enrolling a sufficient number of patients in our ongoing and planned clinical trials of KPI-012 given the limited number of patients with PCED. Our inability to locate and enroll a sufficient number of patients for our clinical trials could result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

KPI-012 has been evaluated in clinical trials outside of the United States, and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.

Combangio has in the past chosen, and we may in the future choose, to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. In 2020 and 2021, Combangio conducted a Phase 1b clinical trial of KPI-012 for PCED in 12 patients in Mexico. Based on the results of the Phase 1b clinical trial conducted in Mexico, we initiated a full preclinical development program and submitted an IND application to the FDA for KPI-012 which was approved in December 2022, and in February 2023, we dosed our first patient in the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

The ongoing coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations, could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.

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

We and any of our contract manufacturing organizations and contract research organizations may face disruptions that may affect our ability to initiate and complete preclinical studies and clinical trials for KPI-012 and any other product candidates we develop, including disruptions in procuring supplies that are essential for our research and development activities, manufacturing disruptions, disruptions in our ability to obtain necessary trial site approvals, as well as delays in or difficulties with enrollment and other delays at clinical trial sites. We may face impediments to regulatory meetings and clearance and approvals due to measures intended to limit in-person interactions. We do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012, including our ongoing CHASE Phase 2b clinical trial, or any other product candidates that we develop.

Additionally, while we currently are not experiencing interruptions in our manufacturing of KPI-012, any reinstatement of quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed. From time-to-time moratoria have been put in place on routine medical appointments and elective surgeries in many jurisdictions, including ocular surgeries, which have adversely affected the market for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The COVID-19 pandemic had negatively impacted our revenues from INVELTYS. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic impacted our launch of EYSUVIS. We cannot predict whether the COVID-19 pandemic will impact Alcon’s ability to commercialize EYSUVIS and INVELTYS, and as a result, we cannot be certain whether the COVID-19 pandemic might adversely affect when we may receive milestone payments from Alcon, which milestone payments we may receive and if we will receive any milestone payments at all.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may again cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the significant ongoing impact of the pandemic on economies worldwide could result in more extensive adverse effects on our business and operations. The full extent of the impact of COVID-19 on our development efforts will depend on the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and treatments, and the impact of the foregoing on our employees, vendors and government agencies, which is uncertain and cannot be predicted. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to significantly and adversely affect our business, financial condition, results of operations and prospects.

Risks Related to the Commercialization of our Product Candidates

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

While we cannot be certain when, if ever, we will seek and/or receive marketing approval to commercialize any of our product candidates outside the United States, we may seek marketing approval and explore commercialization of KPI-012 in certain markets outside the United States utilizing a variety of collaboration, distribution, co-promotion and other marketing arrangements with one or more third parties. Our product revenues and our profitability, if any, under any such third-party collaboration, distribution or other marketing arrangements are likely to be lower than if we were to market, sell and distribute KPI-012 ourselves. We may also consider seeking marketing approval outside the United States for other product candidates we may develop in the future. If we decide to seek regulatory approval for any of our product candidates outside the United States, we may need to seek additional patent approvals, seek licenses to patents held by third parties and/or face claims of infringing third-party patent rights.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, will also compete with existing branded, generic and off-label products.

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

If approved, we expect KPI-012 to compete with Oxervate®, which is the only approved prescription pharmaceutical product in the PCED space. Oxervate (cenegermin-bkbj) was approved in August 2018 for the treatment of neurotrophic keratitis, or NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to represent approximately one-third of all PCED cases. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes. In addition, to our knowledge, there are currently only two product candidates in active clinical development for the treatment of a broad PCED population. To our knowledge, there are currently only two product candidates in active clinical development for the treatment of a broad PCED population. KIO-201, a chemically modified form of the natural polymer hyaluronic acid administered as an eye drop, is currently being studied in a Phase 2 clinical trial in patients with PCED by Kiora Pharmaceuticals, Inc. Nexagon, an antisense oligonucleotide that inhibits connexin43, is currently being studied in a Phase 2 clinical trial in patients with PCED resulting from severe ocular chemical and/or thermal injuries, by Amber Ophthalmics. A number of companies are pursuing development of product candidates for the treatment of NK, including ReGenTree, LLC (Timbetasin), Recordati S.p.A. (Udonitrectag) and Claris Biotherapeutics, Inc. (CSB-001).

We are also aware of potential competitors for KPI-014 for limbal stem cell deficiency, or LSCD, and Sjögren’s. Competitive products and product candidates in LSCD include two stem cell-based approaches. ABCB5+ limbal stem cells, which are being studied in Phase 1/2 clinical trials and are being developed by RHEACELL GmbH & Co. KG, utilize allogeneic limbal stem cells derived from human corneal rims, which are expanded ex-vivo and manufactured as an advanced-therapy medicinal product. Holoclar utilizes autologous limbal stem cells derived from the healthy portion of the patient’s eye. Holoclar is approved in the European Union for treatment of LSCD caused by ocular burns and is developed by Chiesi. To our knowledge, there are no products in development focused on Partial Limbal Stem Cell Deficiency.

Competitive pharmaceutical products in moderate-to-severe Sjögren’s include cyclosporine, lifitegrast, ophthalmic cortisone and systemic immunosuppressants. To our knowledge, there are only two topical ophthalmic product candidates in active clinical development for ocular manifestations of moderate-to-severe Sjögren’s. LacripepTM, a synthetic peptide fragment of lacritin being developed by Tear Solutions, recently completed a Phase 2 clinical trial in patients with primary Sjögren’s-associated ocular surface disease. Oxervate® (cenegermin-bkbj) is currently being evaluated in Phase 3 clinical trials in patients with severe Sjögren’s dry eye disease. Several systemic pharmaceutical product candidates are also in clinical development for the treatment of Sjögren’s, including Dazodalibep (Horizon Therapeutics), SAR-441344 (Sanofi), Ianalumab (Novartis), Branebrutinib (Novartis), Iscalimab (Novartis) and OSE-127 (OSE Immuno Therapeutics).

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

We currently hold $15 million in product liability insurance coverage in the aggregate, with a per incident limit of $15 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage if we expand our ongoing and planned clinical trials for KPI-012. We will need to further increase our insurance coverage when and if we begin commercialization of KPI-012 or any other product candidate for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We do not own or operate manufacturing facilities for the production of preclinical and clinical quantities of any product candidates. We do not own or operate, and currently have no plans to establish, any manufacturing facilities for KPI-012. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished product for KPI-012 for preclinical and clinical testing, as well as for commercial manufacture of KPI-012 if it receives marketing approval. We also rely, and expect to continue to rely, on third parties for packaging, labeling, sterilization, storage, distribution and other production logistics for KPI-012. We have only limited supply agreements in place with respect to KPI-012, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished product for KPI-012 on a purchase order basis and do not have long term committed supply arrangements with respect to KPI-012. We may be unable to maintain our current arrangements for KPI-012 or enter into agreements for commercial supply of KPI-012 on acceptable terms or at all. We also expect to rely on third-party manufacturers to manufacture preclinical, clinical and commercial supplies of any other product candidates we develop, as well as for packaging, serialization, storage, distribution and other production logistics.

We are subject to risks related to our reliance on third-party manufacturers for the manufacture of the drug substance and product of KPI-012, a biological product candidate. Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. KPI-012 is a bone-marrow derived MSC-S therapeutic composed of biologically active components, including protease inhibitors and growth factors, and is produced from a proprietary cell bank. The manufacturing process for KPI-012 is comprised of three stages: (1) cultivation of mesenchymal stem cells from a working cell bank and production of unprocessed conditioned media (cell-free secretome), (2) production of drug substance as a chemically defined solution and (3) formulation and filling of drug product. While the drug product for Combangio’s early research and Phase 1b clinical trial was cultivated using a planar culture model, we implemented a bioreactor cultivation model for our ongoing CHASE Phase 2b clinical trial of KPI-012. We also plan to utilize a bioreactor cultivation model for our planned clinical trials and for commercial supply of KPI-012. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. In addition, KPI-012 drug product is manufactured from a vial of a working cell bank, which in turn was produced from a vial of master cell bank. KPI-012 master cell bank and working cell bank is stored in two separate locations. It is possible that we could lose the cell bank in both locations and have our manufacturing severely impacted by the need to replace the cell bank.

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

KPI-012 and any other product candidate that we may develop may compete with other product candidates and products for access to a limited number of suitable manufacturing facilities that operate under cGMP regulations. For example, we were previously required to change our third-party manufacturer when the manufacturer was purchased by a third-party and exited the contract manufacturing business. The process of changing manufacturers can cause substantial time delays, and if we are required to change our manufacturer again in the future, it may delay our ongoing and planned clinical trials or development timeline.

Our current and anticipated future dependence upon others for the manufacture of KPI-012 or any other product candidate we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

The manufacture of biologics is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability of raw materials. Even if we obtain regulatory approval for KPI-012 or any product candidates we may develop in the future, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

In addition, disruptions at the FDA and other agencies may prolong the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. The ability of the FDA to review and approve new biologics can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, the COVID-19 pandemic has led to disruptions at the FDA and has prolonged the time necessary for certain new biologics to be reviewed and/or approved. The FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. There can be no assurance that the FDA timely reviews applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

The FDA Reauthorization Act of 2017, or FDARA, requires that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. FDARA reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal is for the FDA to review an application for marketing approval in six months, rather than the standard review period of ten months.

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

Healthcare providers, clinicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription and use of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or transfers of value made to physicians, other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers, state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to clinicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2021, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments, will stay in effect through 2031. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was enacted on March 27, 2020, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Pursuant to subsequent legislation, the reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any product candidate is prescribed or used.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year.

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

In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses for transfers of personal data from the EEA to the United States. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners. Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court.

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

As of December 31, 2022, we had federal net operating loss, or NOL, carryforwards of $349.4 million, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2022, we also had state NOL carryforwards of $390.6 million, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2023. As of December 31, 2022, we had no federal and state research and development credit carryforwards. These NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

In general, under Sections 382 and 383 of the Code, the amount of benefits from our NOL and research and development tax credit carryforwards, respectively, may be impaired or limited if we incur an “ownership change,” generally defined as a greater than 50% change (by value) in our equity ownership by certain stockholders, over a three-year period. We previously completed an analysis and determined that an ownership change has materially limited our net operating loss carryforwards and research and development tax credits available to offset future tax liabilities. During December 2022, an additional ownership change occurred as a result of our entry into the securities purchase agreement for the private placement transaction. As a result of the most recent ownership change, the utilization of our net operating loss carryforwards is subject to an annual limitation of $0.2 million. We may be further limited by any changes that may have occurred or may occur subsequent to December 31, 2022. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and increased liabilities could adversely affect our business, results of operations, financial position and cash flows. If our ability to use our historical NOL and research and development tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Mark Iwicki, our Chief Executive Officer, Todd Bazemore, our President and Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Head of Research and Development and Chief Medical Officer, Darius Kharabi, our Chief Business Officer, and Eric L. Trachtenberg, our General Counsel, Chief Compliance Officer and Corporate Secretary, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we are highly dependent on the employees who joined us in connection with the Combangio Acquisition and their expertise developing biologics.

Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and other personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Our decision to sell our commercial business to Alcon, our determination to cease the development of our preclinical pipeline programs unrelated to our MSC-S platform and to focus our research and development efforts on KPI-012 and our workforce reduction in July 2022 could harm our ability to attract and retain qualified personnel who are critical to our business. In addition, we rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to successfully develop and commercialize KPI-012 and any other product candidate we may develop in the future will be harmed.

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

We terminated our lease for office and laboratory space at our former corporate headquarters in Watertown, Massachusetts, effective January 11, 2022. While we have retained a nominal amount of office space on a short-term basis to conduct in-person meetings from time-to-time in Arlington, Massachusetts and acquired a sublease for a nominal amount of office and laboratory space in Menlo Park, California in connection with our acquisition of Combangio, the vast majority of our employees no longer have individual offices. As a result, our management team and the vast majority of our employees will work remotely and without dedicated office space, until such time as we determine to obtain a new operating lease. By migrating to a remote workforce, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities, which may be less secure. The risk of cyber incidents or other privacy or data security incidents may be heightened as a result of our remote work environment. Remote working arrangements could also impact employee productivity and morale, impede employee training, strain our technology resources and introduce operational risks, all of which could negatively impact our business. Furthermore, our transition to a largely remote workplace will increase our reliance on third parties to conduct a significant portion of our research and development activities. We have limited ability to control the amount or timing of resources that any such third party will devote to our research and development activities, and such third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with such third parties, and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs.

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

Our October 2022 reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the 1-for-50 reverse stock split we effected in October 2022 given the reduced number of shares that are outstanding following the reverse stock split, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock is not sustained. In addition, the reverse stock split has increased the number of stockholders who own “odd lots” of less than 100 shares of our common stock, A purchase or sale of less than 100 shares of common stock may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of our common stock following the reverse stock split may be required to pay higher transaction costs if they sell their common stock.

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price is volatile and fluctuates substantially. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

●	the recent sale of our commercial business to Alcon;
●	our strategic decision to focus our research and development efforts on our MSC-S platform, including KPI-012;
●	results of preclinical studies and clinical trials of KPI-012 or any other product candidates we may develop;
●	our ability to receive marketing approval for and to successfully commercialize KPI-012 or any other product candidate we may develop;
●	results of clinical trials of product candidates of our competitors;

●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel, including as a result of our workforce reduction in July 2022;
●	the level of expenses related to the development of KPI-012 and any other product candidate we develop;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 2, 2023, we had outstanding 2,025,495 shares of common stock.

Shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, we have filed or intend to file registration statements registering all shares of common stock that we may issue under our equity compensation plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

In December 2022, we sold to certain institutional investors shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock in a private placement priced at the market under Nasdaq rules for gross proceeds of approximately $31.0 million. While the securities issued in the private placement and the shares of common stock issued to former Combangio equityholders will be restricted as a result of securities laws, following expiration of applicable holding periods, these shares will be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act.

Moreover, we have entered into a registration rights agreement with the purchasers in the private placement entitling them to certain resale registration rights with respect to the 76,813 shares of common stock issued in the private placement and the 5,314,400 shares of common stock issuable upon conversion of the Series E Convertible Non-Redeemable Preferred Stock.

The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our existing stockholders will experience dilution upon any future conversion of the outstanding shares of our Series E Convertible Non-Redeemable Preferred Stock into shares of our common stock.

Each outstanding share of Series E Convertible Non-Redeemable Preferred Stock is initially convertible into 100 shares of our common stock at any time at the option of the holder, subject to certain beneficial ownership limitations. Our existing stockholders will experience dilution upon any future conversion of the outstanding shares of our Series E Convertible Non-Redeemable Preferred Stock into shares of our common stock.

Investors in our December 2022 private placement may have the ability to exercise significant influence over certain of our business decisions.

Pursuant to the terms of the securities purchase agreement for the private placement transaction, investors in the private placement transaction have consent rights over certain significant matters of the Company’s business. Specifically, we have agreed that we will not, without the prior approval of the requisite investors (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Convertible Non-Redeemable Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions. We have also granted the investors in our private placement the right to have our board of directors nominate and recommend for election by the stockholders up to three investor designees to our board of directors, subject to certain requirements and exceptions. In addition, such investors have certain rights to participate in our future equity offerings, which rights are more fully described in Item 1, “Business” of this Annual Report on Form 10-K. As a result, these stockholders, may have the ability to exercise significant influence over certain matters affecting our business.

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.

Our common stock is currently listed on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and a minimum market value of listed securities, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities. In addition, any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.

During 2022, we received multiple deficiency letters from Nasdaq notifying us of our noncompliance with various listing standards for continued inclusion on The Nasdaq Global Select Market. On each of March 2, 2022 and May 24, 2022, we received a deficiency letter from Nasdaq notifying us that, for 30 consecutive business days, the bid price of our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement. We were provided a period of 180 calendar days to regain compliance with the Bid Price Requirement, and in each case, we regained compliance within the cure period, including in the second instance by implementing a reverse stock split of our common stock.

On July 6, 2022, we received another deficiency letter from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), or the Minimum MVLS Requirement, for continued listing on the Nasdaq Global Select Market, as the market value of our common stock was less than $50,000,000 for the previous 30 consecutive business days. Nasdaq also noted that we were not in compliance with Nasdaq Listing Rule 5450(b)(1)(A), as our stockholders’ equity was less than $10,000,000 and Nasdaq Listing Rule 5450(b)(3)(A), as our total assets and total revenue for the most recently completed fiscal year or for two of the three most recently completed fiscal years were less than $50,000,000. A company that has its primary equity security listed on The Nasdaq Global Select Market must satisfy at least one of the standards in Nasdaq Listing Rule 5450(b).

On December 5, 2022, we received another deficiency letter from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(C), or the Minimum MVPHS Requirement, for continued listing on the Nasdaq Global Select Market, as the market value of our publicly held shares was less than $15,000,000 for each of the previous 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3), we were provided until January 2, 2023 to regain compliance with the Minimum MVLS Requirement and until June 5, 2023 to regain compliance with the Minimum MVPHS Requirement. Alternatively, if we did not regain compliance with the Minimum MVLS Requirement or the Minimum MVPHS Requirement by the applicable compliance date, we were eligible to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we met the applicable requirements for continued listing on the Nasdaq Capital Market.

Following the receipt of the gross proceeds from the second tranche of a private placement in December 2022 and after amending our Loan Agreement to permit a transfer, we applied to transfer the listing of our common stock to the Nasdaq Capital Market. The transfer was approved effective January 11, 2023 following Nasdaq’s determination that we met the applicable requirements for continued listing on the Nasdaq Capital Market, including Nasdaq Listing Rule 5550(b)(1), the minimum stockholders equity requirement for continued listing on The Nasdaq Capital Market. In addition, Nasdaq advised us that, upon the transfer of our listing to the Nasdaq Capital Market, we would be in compliance with Nasdaq Listing Rule 5550(a)(5), the market value of publicly held shares requirement for continued listing on The Nasdaq Capital Market.

There are many factors that may adversely affect our ability comply with the requirements for continued listing on the Nasdaq Capital Market, including those described throughout this “Risk Factors” section. Many of these factors are outside of our control. As a result, we cannot assure you that we will continue to comply with the requirements for continued listing on the Nasdaq Capital Market. Any potential delisting of our common stock from the Nasdaq Capital Market would likely harm our ability to raise capital and may result in the potential loss of confidence by investors and employees and fewer business development opportunities.

In addition, a delisting of our common stock from The Nasdaq Capital Market or the transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement. If such an event of default were to occur and we fail to secure a waiver or forbearance from the third-party lender, the lender would be entitled to accelerate the amounts due under our Loan Agreement. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about our ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements and would adversely effect our financial condition and ability to pursue our business strategy.

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a public float in excess of $250 million or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis.

As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

●	reduced disclosure obligations regarding executive compensation;

●	being permitted to provide only two years of audited financial statements in our annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; and
●	not being required to furnish a stock performance graph in our annual report.

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

As a public company, and particularly since we ceased being an “emerging growth company” as of December 31, 2022, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs relative to prior years and will make some activities more time-consuming and costly.

For as long as we remain a smaller reporting company, we may take advantage of certain exemptions from various reporting requirements as described in the preceding risk factor.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer and a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our Loan Agreement and our securities purchase agreement entered into with certain institutional investors for our December 2022 private placement restrict us from paying dividends. Any future debt agreements that we may enter into may preclude us from paying dividends without the lenders’ consent or at all. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Changes in tax law may adversely affect our business or financial condition. The 2017 Tax Act, as amended by the CARES Act, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for NOLs to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the 2017 Tax Act eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act, or IRA, was also signed into law in August 2022. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

Regulatory guidance under the 2017 Tax Act, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the IRA and such additional legislation.

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

Combangio, our wholly-owned subsidiary as a result of the Combangio Acquisition, entered into a space sharing agreement with Lagunita, LLC on October 11, 2019, pursuant to which it subleases 1,550 square feet of shared office and lab space. The term of the space-sharing agreement expires on June 30, 2023.

Item 3.       Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4.       Mine Safety Disclosures

None.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our common stock has been publicly traded on The Nasdaq Stock Market under the symbol “KALA” since July 20, 2017 in connection with our initial public offering, or IPO. From July 20, 2017 through January 10, 2023 our common stock traded on The Nasdaq Global Select Market. On January 11, 2023, our common stock began trading on The Nasdaq Capital Market. Prior to our IPO, there was no public market for our common stock.

Holders

As of March 2, 2023, there were approximately 26 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain all available funds and any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of our Loan and Security Agreement with Oxford Finance LLC and our Securities Purchase Agreement, dated November 28, 2022, with certain institutional investors named therein relating to our December 2022 private placement (which is more fully described in Item 1., Business and Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations). Future debt financing arrangements also may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Information About our Equity Compensation Plans

The information required by this item is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options, restricted stock units or restricted stock awards, during the twelve months ended December 31, 2022 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to a 1-for-50 reverse stock split of our common stock that became effective on October 20, 2022, and all references to historical share and per share amounts give effect to the reverse stock split.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the eye. Our product candidate, KPI-012, which we acquired from Combangio, Inc., or Combangio, on November 15, 2021, is a mesenchymal stem cell secretome, or MSC-S, and is currently in clinical development for the treatment of persistent corneal epithelial defects, or PCED, a rare disease of impaired corneal healing. Based on the positive results of a Phase 1b clinical safety and efficacy trial of KPI-012 in patients with PCED, along with favorable preclinical safety and efficacy results, we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, which was accepted in December 2022. In February 2023, we dosed our first patient in our CHASE (Corneal Healing After SEcretome therapy) Phase 2b clinical trial of KPI-012 for PCED in the United States, and we are targeting reporting top-line safety and efficacy data from this trial in the first quarter of 2024. If the results of the CHASE Phase 2b clinical trial are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application, or BLA, to the FDA.

We believe the multifactorial mechanism of action of KPI-012 also makes MSC-S a platform technology. We are evaluating the potential development of KPI-012 for additional rare front-of-the-eye diseases, such as for the treatment of Limbal Stem Cell Deficiency and ocular manifestations of moderate-to-severe Sjögren’s. In addition, we have initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. In connection with the determination to focus our research and development efforts on KPI-012, in 2022, we determined to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform. We expect to commercialize in the United States any of our product candidates that receive marketing approval. For a further description of our acquisition of Combangio, or Combangio Acquisition, see Item 1, “Business,” “Liquidity and Capital Resources” below and Note 3, “Acquisitions and Divestitures” of our consolidated financial statements.

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

On July 8, 2022, we closed the transaction, or the Alcon Transaction, contemplated by the asset purchase agreement, dated as of May 21, 2022, or the Asset Purchase Agreement, by and between us, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer to collectively as Alcon, pursuant to which Alcon purchased the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon

Transaction. For a further description of the Alcon Transaction, see Item 1, “Business,” “Liquidity and Capital Resources” below and Note 3, “Acquisitions and Divestitures” of our consolidated financial statements.

On July 8, 2022, we announced that we had committed to a course of action to terminate 113 employees, consisting of our entire commercial sales force and certain employees in our commercial, scientific, manufacturing, finance and administrative functions. The determination to proceed with the workforce reduction was made in the context of the closing of the Alcon Transaction and the changes to the scope of our research and development activities of KPI-012 as more fully described above. We completed the workforce reduction by the end of 2022.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $44.8 million for the year ended December 31, 2022 and $142.6 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $587.2 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we had generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, or ATM Offerings, private placements of common stock and preferred stock (including our private placement of common stock and preferred stock for gross proceeds of approximately $31.0 million in December 2022, or our Private Placement), borrowings under credit facilities and our Loan Agreement with Oxford Finance, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commercial Business to Alcon, we are devoting, and intend to continue to devote, substantial financial resources to the research and development and potential commercialization of KPI-012. We have no revenue-generating commercial products and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio, which are more fully described in the “Liquidity and Capital Resources” section. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Business Impact of COVID-19 Pandemic

In order to safeguard the health of our employees from the ongoing COVID-19 pandemic, we are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state, and local governments, regarding working-from-home practices for non-essential employees.

We also do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012 or any other product candidate we develop. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced the demand for INVELTYS, which is indicated for the treatment of inflammation and pain following ocular surgery. The COVID-19 pandemic had negatively impacted our revenues from INVELTYS. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic impacted the launch of EYSUVIS. We cannot predict whether the COVID-19 pandemic will impact Alcon’s ability to commercialize EYSUVIS and INVELTYS, and as a result, it cannot be certain whether the COVID-19 pandemic might adversely affect when we may receive milestone payments from Alcon, which milestone payments we may receive and if we will receive any milestone payments at all. Any impact of the COVID-19 pandemic on our development of KPI-012 and any other product candidate we may develop in the future, Alcon’s commercialization efforts of EYSUVIS and INVELTYS, and our operational and financial performance will depend on certain developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and treatments, and the full extent of the impact on employees, vendors and government agencies, all of which are uncertain and cannot be predicted.

Management is actively monitoring the COVID-19 pandemic and its effects on our financial condition, liquidity, operations, vendors, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part I, Item 1A – “Risk Factors” of this Annual Report on Form 10-K, including the risk factor entitled “The ongoing coronavirus pandemic and the efforts to prevent its spread have adversely impacted our operations, could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.”

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

We currently have no commercial products in our portfolio. Moreover, we only recently commenced the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate we may develop for the foreseeable future, if at all. See the section titled “Business Impact of COVID-19 Pandemic” above for information about the impact of COVID-19 on sales and commercialization of EYSUVIS and INVELTYS.

Cost of Product Revenues

Cost of product revenues consisted primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory, losses on inventory purchase commitments, and other manufacturing overhead costs. We expensed cost of product revenues related to INVELTYS as research and development expenses prior to U.S. regulatory approval, which we received on August 22, 2018. We expensed cost of product revenues related to EYSUVIS as research and development expenses prior to the determination that FDA approval was probable and before the future economic benefit was expected to be realized. The determination of whether inventory costs will be realizable requires estimates by management. Prior to the sale of our Commercial Business in July 2022, write-downs of inventory were recorded as a cost of product revenues in the consolidated statements of operations and comprehensive loss. Following the sale of our Commercial Business, any adjustments to the remaining EYSUVIS and INVELTYS inventory, or Remaining Inventory, are recorded within other expense in the consolidated statements of operations and comprehensive loss. Following the sale of the Commercial Business, the only customer for our current inventory is Alcon. If Alcon does not purchase any additional inventory, the Remaining Inventory balance, net of the deferred gain on sale of the Commercial Business, will be recorded to other expense in the consolidated statements of operations and comprehensive loss. As a result of the sale of our Commercial Business to Alcon, which occurred on July 8, 2022, we do not expect to generate cost of product revenues until such time as we commercialize another product candidate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, commissions, stock-based compensation and travel expenses related to our commercial infrastructure and our executive, finance, human resources, legal, compliance, information technology and business development functions. Selling, general and administrative expenses also include external selling and marketing costs related to EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon, costs to manufacture sample units and professional fees for auditing, tax, information technology, consultants, legal services and allocated facility-related costs not otherwise included in research and development expenses.

We expect that our selling, general and administrative expenses will decrease in 2023 as compared to such expenses for the year ended December 31, 2022 as a result of the workforce reduction announced on July 8, 2022 and the sale of our Commercial Business to Alcon in July 2022. We anticipate that our selling, general and administrative expenses will remain largely consistent with the expenses anticipated for 2023 for the foreseeable future as we continue to support our development efforts for KPI-012 and seek marketing approval for KPI-012 and any other product candidate we may develop in the future. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

We expense research and development costs as they are incurred. We expense costs relating to the production of inventory for our product candidates, as research and development expenses within our consolidated statements of operations and comprehensive loss in the period incurred, unless we believe regulatory approval and subsequent commercialization of the product candidate is probable and we expect the future economic benefit from sales of the drug to be realized. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. We track outsourced development costs by development program but do not allocate personnel costs, payments made under license agreements or other costs to specific product candidates or development programs. These costs are included in employee-related costs and other research and development costs in the line items in the tables under “Results of Operations”.

We expect that our research and development costs will increase in 2023 as compared to such expenses for the year ended December 31, 2022 as we advance the clinical development of KPI-012 and as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidate we may develop in the future, including our ongoing and planned preclinical studies under our KPI-014 program. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the ongoing COVID-19 pandemic, we are unable to predict the impact it may have on our research and development activities.

KPI-012 is in Phase 2b clinical development and all of our other research and development programs are in preclinical development. Successful development and completion of preclinical studies and clinical trials is uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and future product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of product candidates and our ability to enter into collaborations with respect to each product candidate. We will need to raise additional capital and may seek collaborations in the future to advance KPI-012 and any product candidate we may develop. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

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

Loss (Gain) on Fair Value Remeasurement of Deferred Purchase Consideration

In connection with the closing of the Combangio Acquisition on November 15, 2021, we agreed to issue an aggregate of 155,664 shares, or the Deferred Purchase Consideration, of our common stock to former Combangio stockholders and other equityholders, or the Combangio Equityholders, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022 and (ii) an aggregate of 19,350 shares of common stock that were held back by us and will be issued on the escrow release date in March 2023. We recorded an obligation for such Deferred Purchase Consideration at fair value on the acquisition date. We then revalued our Deferred Purchase Consideration obligations each reporting period. Changes in the fair value of our Deferred Purchase Consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of Deferred Purchase Consideration in our consolidated statements of operations and comprehensive loss.

Gain on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million, of which $4.9 million will be paid in March 2023, payable in cash and shares of our common stock that are contingent upon the achievement of specified development, regulatory and commercialization milestones which potential payments and milestones are more fully described in Item 1, “Business” and in “Liquidity and Capital Resources” below and Note 3, “Acquisitions and Divestitures” of our consolidated financial statements. We recorded an obligation for such contingent consideration at fair value on the acquisition date. We then revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of contingent consideration in our consolidated statements of operations and comprehensive loss.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

Interest Expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs and accretion of the final payment fee recognized on our debt arrangements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt primarily consists of unamortized debt discount and issuance costs, a prepayment premium and unaccreted final payment fees paid upon extinguishment of a debt agreement. For the year ended December 31, 2022, the loss on extinguishment of debt related to the partial extinguishment of debt under the Loan Agreement with Oxford Finance on July 8, 2022 in connection with the closing of the Alcon Transaction. For the year ended December 31, 2021, the loss on extinguishment of debt related to the extinguishment of the credit agreement, or the Athyrium Credit Facility, with Athyrium Opportunities III Acquisition LP, or Athyrium.

Gain on Sale of Commercial Business

Gain on sale of Commercial Business represents the gain recognized as a result of the sale of our Commercial Business to Alcon on July 8, 2022.

Gain on Lease Modification

Gain on lease modification represents the gain recognized in connection with the lease termination agreement we entered into in November 2021 with the landlord for our office and laboratory space at our former corporate headquarters in Watertown, Massachusetts, which was amended on December 22, 2021. In connection with the termination of this lease, we remeasured the operating right-of-use asset and liability balances and recognized a gain of $1.3 million.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following critical accounting estimates are those most critical to the judgments and estimates used in the preparation of our financial statements and that involve a significant level of estimation uncertainty.

Revenue

Following the sale of our Commercial Business to Alcon in July 2022, we no longer have any commercial products in our portfolio. We accounted for revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. We performed the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only recognized revenue when it was probable that we would collect the consideration to which we were entitled in exchange for the goods or services that would be transferred to the customer.

Product revenues, net

We sold EYSUVIS and INVELTYS primarily to wholesalers in the United States, or Customers. These Customers subsequently resold our products to specialty and other retail pharmacies. In addition to agreements with Customers, we entered into arrangements with third-party payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of our products.

The goods promised in our product sales contracts represented a single performance obligation. We recognized revenue from product sales at the point the Customer obtained control of the product, which occurred upon delivery. The transaction price (“net sales price”) that was recognized as revenue for product sales included the selling price to the Customer and an estimate of variable consideration. Components of variable consideration included prompt pay and other discounts, product returns, government rebates, third-party payor rebates, coverage gap rebates, incentives such as patient co-pay assistance, and other fees paid to Customers and other third-party payors where a distinct good or service was not received. Variable consideration was recorded on the consolidated balance sheet as either a reduction of accounts receivable, if payable to a Customer, or as a current liability, if payable to a third-party other than a Customer. We considered all relevant information when estimating variable consideration such as assessment of our then current and anticipated sales and demand forecasts, actual payment history, information from third parties regarding the payor mix for products, information from third parties regarding the units remaining in the distribution channel, specific known market events and trends, industry data and current contractual and statutory requirements that were reasonably available. We included estimated amounts for variable consideration in the net sales price to the extent it was determined probable that a significant reversal of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration was resolved.

Payment terms with Customers did not exceed one year and, therefore, we did not account for a significant financing component in our arrangements. We expensed the incremental cost of obtaining a contract with a Customer when incurred as the period of benefit was generally less than one year.

Reserves for Variable Consideration:

Trade Discounts and Allowances

We provided our Customers with certain trade discounts and allowances including discounts for prompt payments and other discounts and fees paid for distribution, data and administrative services. These discounts and fees were based on contractually-determined percentages and were recorded as a reduction of revenue and accounts receivable in the period in which the related product revenue was recognized.

Chargebacks

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchased the product from us. Customers charged us for the difference between what they paid for the product and the ultimate selling price to the qualified healthcare providers. These components of variable consideration were established in the same period that the related revenue was recognized, resulting in a reduction of product revenue and accounts receivable. Reserves for chargebacks consisted of credits we expected to issue for units that remained in the distribution channel at the end of each reporting period and that we expected would be sold to qualified healthcare providers, as well as chargebacks that Customers had claimed, but for which we had not yet issued a credit.

Product Returns

Consistent with industry practice, we had a product returns policy that provides Customers right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. We estimated the amount of our products that may be returned and presented this amount as a reduction of revenue in the period the related product revenue was recognized, in addition to establishing a liability. Our estimates for product returns were based upon available industry data and our own sales information, including our visibility into the inventory remaining in the distribution channel as well as historical returns, which developed over time.

Commercial Payor and Medicare Part D Rebates

We contracted with certain third-party payors, primarily pharmacy benefit managers, or PBM’s, and health plans, or Plans, for the payment of rebates with respect to utilization of our product. These rebates were based on contractual percentages applied to the amount of product prescribed to patients who were covered by the PBMs or the Plans with which it contracted. We estimated the rebates for commercial and Medicare Part D payors based on the contractual discount percentage, the various payor mix for EYSUVIS and INVELTYS as well as future rebates that would be made for product that had been recognized as revenue but remained in the distribution channel at the end of each reporting period. We also estimated the number of patients in the prescription drug coverage gap for whom we would owe an additional liability under the Medicare Part D program. Such estimates were recorded in the same period the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Government Rebates

We were subject to discount obligations under Medicaid and other government programs. For Medicaid, reserves were based on actual payment history, and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Centers for Medicaid and Medicare Services. Our liability for these rebates consisted of estimates of claims for the current period and estimated future claims that would be made for product that had been recognized as revenue but remained in the distribution channel at the end of each reporting period. These reserves were recorded in the same period the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Co-pay Assistance Programs

We offered co-pay assistance programs (the “co-pay programs”), which were intended to provide financial assistance to patients who may or may not be covered by commercial insurance or, with respect to INVELTYS, who opt out of Medicare Part D programs. The calculation of accruals for the co-pay programs were based on actual claims processed during the period as well as an estimate of the number and cost per claim that we expected to receive associated with product that had been recognized as revenue but remained in the distribution channel at the end of each reporting period. Allowances for estimated co-pay claims are recorded in the same period the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

We perform an assessment of the recoverability of capitalized inventory during each reporting period, including quality control and assurance reserves for defective inventories, and we also write-down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. The determination of whether inventory costs will be realizable requires estimates by management. Prior to the sale of our Commercial Business in July 2022, such impairment charges were recorded within cost of product revenues, unless associated with our samples inventory, in which case the charges were recorded to selling, general and administrative expense. Following the sale of our Commercial Business, any adjustments to the Remaining Inventory are recorded within other expense in the consolidated statements of operations and comprehensive loss. Following the sale of the Commercial Business, the only customer for our current inventory is Alcon. If Alcon does not purchase any additional inventory, the Remaining Inventory balance, net of the deferred gain on sale of the Commercial Business, will be recorded to other expense in the consolidated statements of operations and comprehensive loss.

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

In addition to upfront consideration, our asset acquisitions may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. We assess whether such contingent consideration is required to be recorded at fair value on the date of the acquisition and subsequently remeasured to fair value at each reporting date. Contingent consideration payments in an asset acquisition not required to be recorded at fair value are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Changes in the fair value of the contingent milestone payments can result from changes to one or more inputs, including adjustments to the probability of achievement, timing of the contingent milestone payments and changes to the applicable discount rates. Significant judgment is used in determining these assumptions and estimates during each reporting period. Reasonable changes in these assumptions can cause material changes to the fair value of our contingent consideration liability. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss. For information related to the unobservable inputs related to the contingent consideration, see Note 5, “Fair Value of Financial Instruments”, of our consolidated financial statements.

Results of Operations

Comparison of the Years ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021	Change

	(in thousands)
Product revenues, net	$3,892	$11,240	$(7,348)
Costs and expenses:
Cost of product revenues	2,560	4,097	(1,537)
Selling, general and administrative	65,035	105,061	(40,026)
Research and development	17,653	11,515	6,138
Acquired in-process research and development	—	26,617	(26,617)
Loss (gain) on fair value remeasurement of Deferred Purchase Consideration	638	(5,805)	6,443
Gain on fair value remeasurement of contingent consideration	(288)	—	(288)
Total operating expenses	85,598	141,485	(55,887)
Loss from operations	(81,706)	(130,245)	48,539
Other income (expense)
Interest income	664	104	560
Interest expense	(7,266)	(8,380)	1,114
Loss on extinguishment of debt	(2,583)	(5,395)	2,812
Gain on sale of Commercial Business	46,995	—	46,995
Gain on lease modification	—	1,311	(1,311)
Other income (expense), net	(926)	—	(926)
Net loss	$(44,822)	$(142,605)	$97,783

Product revenues, net

Product revenues, net was $3.9 million for the year ended December 31, 2022, consisting of $2.3 million from EYSUVIS sales and $1.6 million from INVELTYS sales, compared to $11.2 million for the year ended December 31, 2021, which consisted of $6.3 million from EYSUVIS sales and $4.9 million from INVELTYS sales. The decrease in product revenues, net of $7.3 million was largely due to the sale of our Commercial Business to Alcon in July 2022 resulting in a decrease in the total units sold of both products in the year ended December 31, 2022 as well as higher estimated allowances per unit sold on both products during the year ended December 31, 2022 as compared to those allowances per unit sold during the year ended December 31, 2021, partially offset by a higher per unit gross selling price of both products during the year ended December 31, 2022 as compared to the per unit gross selling price of both products sold during the year ended December 31, 2021. As a result of the sale of our Commercial Business, we no longer have any commercial products in our portfolio.

Cost of product revenues

Cost of product revenues was $2.6 million for the year ended December 31, 2022, compared to $4.1 million for the year ended December 31, 2021, a decrease of $1.5 million due to the sale of our Commercial Business to Alcon in July 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $65.0 million for the year ended December 31, 2022, compared to $105.1 million for the year ended December 31, 2021, which was a decrease of $40.1 million. The decrease in selling, general and administrative expenses for the year ended December 31, 2022 was primarily due to the sale of our Commercial Business to Alcon and our related workforce reduction and includes a $20.8 million decrease in employee-related expenses, a $9.7 million decrease in external sales and marketing costs, a $6.8 million decrease in stock-based compensation costs and a decrease in certain medical affairs costs attributable to our former commercial products. Also contributing to the decrease as compared to the year ended December 31, 2021, was a $6.2 million decrease in facility related costs. These decreases, as compared to the year ended December 31, 2021, were partially offset by $1.6 million recorded to selling, general and administrative expenses related to the workforce reduction, a $1.0 million increase in administrative and professional service fees and $0.8 million of transaction costs related to the Alcon Transaction which were not incurred in the year ended December 31, 2021.

Research and development expenses

The following table summarizes the research and development expenses incurred during the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021	Change

	(in thousands)
KPI-012 development costs	$5,803	$—	$5,803
Employee‑related costs	9,256	7,417	1,839
Other research and development costs	2,594	4,098	(1,504)
Total research and development	$17,653	$11,515	$6,138

Research and development expenses were $17.7 million for the year ended December 31, 2022 compared to $11.5 million for the year ended December 31, 2021, an increase of $6.2 million. The increase was primarily the result of $5.8 million in KPI-012 development costs and a $1.9 million increase in employee-related costs, partially offset by a $1.5 million decrease in other research and development costs, which primarily included preclinical studies related to our former pipeline programs and other facility related costs.

Acquired in-process research and development expenses

Acquired IPR&D expenses for the year ended December 31, 2021 were $26.6 million. Acquired IPR&D for the year ended December 31, 2021 includes costs associated with the acquisition of acquired in-process research and development from the acquisition of Combangio. There were no acquired IPR&D expenses for the year ended December 31, 2022.

Loss (gain) on fair value remeasurement of Deferred Purchase Consideration

The loss on fair value remeasurement of Deferred Purchase Consideration for the year ended December 31, 2022 was $0.6 million and the gain on fair value remeasurement of Deferred Purchase Consideration for the year ended December 31, 2021 was $5.8 million. The amounts were primarily due to a change in the fair value of our underlying stock price.

Gain on fair value remeasurement of contingent consideration

Gain on fair value remeasurement of contingent consideration for the year ended December 31, 2022 was $0.3 million and was primarily due to changes in discount rates, partially offset by the passage of time. The change in fair value remeasurement of contingent consideration for the year ended December 31, 2021 was de minimis.

Interest income

Interest income was $0.7 million for the year ended December 31, 2022, compared to $0.1 million for the year ended December 31, 2021, an increase of $0.6 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The increase was attributable to higher interest rates, partially offset by lower cash, cash equivalents and short-term investments balances during the year ended December 31, 2022.

Interest expense

Interest expense was $7.3 million for the year ended December 31, 2022, compared to $8.4 million for the year ended December 31, 2021, a decrease of $1.1 million. Interest expense for the year ended December 31, 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. Interest expense for the year ended December 31, 2021 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance and our Athyrium Credit Facility. During the year ended December 31, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement until $36.7 million was repaid on July 8, 2022 resulting in an outstanding indebtedness of $43.3 million as of December 31, 2022. During the year ended December 31, 2021, $75.0 million of indebtedness was outstanding under the Athyrium Credit Facility until we repaid such indebtedness in full on May 4, 2021. During the year ended December 31, 2021, $80.0 million of indebtedness was outstanding under our Loan Agreement after we drew down the tranche A term loan on May 4, 2021.

Loss on extinguishment of debt

The loss on extinguishment of debt was $2.6 million for the year ended December 31, 2022, compared to $5.4 million for the year ended December 31, 2021. Upon the partial repayment of $36.7 million of indebtedness under our Loan Agreement in July 2022, the prepayment premium, unaccreted amount of the final payment fee due and a pro-rata portion of the debt discount were recorded as loss on extinguishment of debt for the year ended December 31, 2022. Upon the repayment in full of all amounts owed under the Athyrium Credit Facility in May 2021, the unamortized debt discount and issuance costs, prepayment premium and unaccreted exit fee were recorded as loss on extinguishment of debt for the year ended December 31, 2021.

Gain on sale of Commercial Business

The gain on sale of Commercial Business was $47.0 million for the year ended December 31, 2022, which was comprised of the $65.0 million in cash consideration received from Alcon at the closing less $4.2 million of deferred gain on sale of Commercial Business, $11.7 million net book value of assets transferred and $2.1 million of transaction costs. There was no gain on sale of Commercial Business for the year ended December 31, 2021.

Gain on lease modification

The gain on lease modification was $1.3 million for the year ended December 31, 2021 and represents the gain recognized in connection with the lease termination agreement entered into in November 2021 with the landlord for our office and laboratory space at our former corporate headquarters in Watertown, Massachusetts, which was amended on December 22, 2021. There was no gain on lease modification for the year ended December 31, 2022.

Other income (expense), net

Other income and expense was a net expense of $0.9 million for the year ended December 31, 2022. There was no other income and expense for the year ended December 31, 2021. The other income and expense during the year ended December 31, 2022 primarily represents a $4.2 million expense recorded to assets held for sale for expiring inventory, partially offset by $3.6 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, and commenced a full promotional launch of our second product, EYSUVIS, in early January 2021, we only generated limited revenues from product sales prior to the sale of our Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our IPO, follow-on public common stock offerings and sales of our common stock under our ATM Offerings, private placements of common stock and preferred stock (including our Private Placement), borrowings under credit facilities and our Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford Finance, convertible promissory notes and warrants.

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

On May 7, 2020, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, or the Amended and Restated Sales Agreement, pursuant to which we could issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our ATM Offering. Through December 31, 2021, we issued and sold an aggregate of 171,626 shares of our common stock under the ATM Offering pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $61.8 million. In the year ended December 31, 2022, under the Amended and Restated Sales Agreement, we issued and sold an aggregate of 148,461 shares of our common stock, resulting in net proceeds of $1.0 million. As of December 31, 2022, there was $10.3 million of shares of common stock remaining and available for sale under the Amended and Restated Sales Agreement and, excluding the shares of common stock that may be offered under the Amended and Restated Sales Agreement, there was $275.0 million of securities available to be issued under the 2020 Shelf Registration. From January 1, 2023 through January 10, 2023, we issued and sold an additional 245,887 shares of our common stock under the Amended and Restated Sales Agreement, resulting in net proceeds of $10.0 million. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when we completed the sale of $75.0 million of our shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, we had sold an aggregate of 565,974 shares of our common stock under such agreement for aggregate gross proceeds of $75.0 million.

On January 19, 2023, we entered into a new sales agreement with Jefferies, or the Open Market Sale Agreement, pursuant to which we may issue and sell, from time to time, shares of our common stock through Jefferies under our ATM Offering. We filed a prospectus supplement relating to the Open Market Sale Agreement under our 2020 Shelf Registration, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $40.0 million under the Open Market Sale Agreement. Through the date of filing of this Annual Report on Form 10-K, we sold 69,974 shares of our common stock under the Open Market Sale Agreement resulting in net proceeds of $1.4 million. In the aggregate, subsequent to December 31, 2022 through the date of filing of this Annual Report on Form 10-K, we sold 315,861 shares of our common stock pursuant to our Amended and Restated Sales Agreement and our Open Market Sale Agreement for total net proceeds of $11.4 million.

On May 4, 2021, we entered into the Loan Agreement with Oxford Finance, in its capacity as lender, or the Lender, and in its capacity as collateral agent, or Agent, pursuant to which a term loan of up to an aggregate principal amount of $125.0 million became available to us, consisting of (i) a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million; (ii) a contingent tranche B term loan in the aggregate principal amount of $20.0 million available to us through June 30, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $75.0 million, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25.0 million available to us through December 31, 2023 and within 90 days of our achieving trailing 6-month product revenue equal to or greater than $100 million, subject to certain other terms and conditions. The term loans bear interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. In connection with our entry into the Asset Purchase Agreement, on May 21, 2022, we entered into an amendment to the Loan Agreement, or the Second Loan Amendment. Pursuant to the Second Loan Amendment, the Lender and Agent consented to the entry by us into the Asset Purchase Agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the payment by us at the closing of the Alcon Transaction of an aggregate amount of $40.0 million, or the Second Amendment Prepayment, to the Lender and Agent.

The Second Amendment Prepayment, which represented a partial prepayment of principal in the amount of $36.7 million of the $80.0 million principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $0.7 million and a final payment fee of $2.6 million, was paid on July 8, 2022 in connection with the closing of the Alcon Transaction.

In July 2022, we sold our Commercial Business to Alcon. In addition to the upfront cash payment of $60.0 million we received from Alcon pursuant to the Asset Purchase Agreement, we are also eligible to receive from Alcon up to four commercial-based sales milestone payments as follows: (1) $25.0 million upon the achievement of $50.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65.0 million upon the achievement of $100.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75.0 million upon the achievement of $175.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160.0 million upon the achievement of $250.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. Each milestone payment will only become payable once, if at all, upon the first time such milestone is achieved, and only one milestone payment will be paid with respect to a calendar year. In the event that more than one milestone is achieved in a calendar year, the higher milestone payment will become payable and the lower milestone payment will become payable only if the corresponding milestone is achieved again in a subsequent calendar year. To date, we have not received any milestone payments pursuant to the Asset Purchase Agreement. We now have no revenue-generating commercial products, and although we are eligible to receive up to $325.0 million in milestone-based payments from Alcon, there can be no assurance as to when we may receive such milestone payments or the amount of milestone payments we may receive, if any.

On December 27, 2022, we entered into an amendment to the Loan Agreement with Combangio and Oxford Finance, or the Third Loan Amendment. Pursuant to the Third Loan Amendment, the Lender and Agent agreed to amend certain provisions of the Loan Agreement to permit the transfer of the listing of our common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market. Pursuant to the Third Loan Amendment, we agreed (A) to make partial prepayments of the principal amount of the term loan outstanding under the Loan Agreement as follows, or the Third Amendment Prepayments: (1) a payment of $5.0 million on or before June 30, 2023, representing a partial prepayment of principal in the amount of $4.7 million, plus a final payment fee of $0.3 million and (2) a payment of $5.0 million on or before January 31, 2024, representing a partial prepayment of principal in the amount of $4.7 million, plus a final payment fee of $0.3 million and (B) the start date for us to make amortization payments under the Loan Agreement was changed from January 1, 2026 to January 1, 2025, or the Amortization Date.

Pursuant to the Third Loan Amendment, in addition to the Third Amendment Prepayments, if we make an additional prepayment under the Loan Agreement equal to $5.0 million (inclusive of the final payment fee) on or prior to December 31, 2024, or the First Extension Prepayment, the Amortization Date will be automatically changed to July 1, 2025, and the maturity date of the Loan Agreement will be automatically changed from May 1, 2026 to November 1, 2026. If, in addition to the Third Amendment Prepayments and the First Extension Prepayment, we make an additional prepayment under the Loan Agreement equal to $2.5 million (inclusive of the final payment fee) on or prior to June 30, 2025, or the Second Extension Prepayment, the Amortization Date will be automatically changed to January 1, 2026, and the maturity date of the Loan Agreement will be automatically changed to May 1, 2027.

Under the Third Loan Amendment, the Lender and Agent also agreed to waive the prepayment fees for the Third Amendment Prepayments, the First Extension Prepayment, the Second Extension Prepayment and any other prepayments under the Loan Agreement. Pursuant to the Loan Agreement, we also will be required to pay all accrued and unpaid interest on the principal amounts of the term loan being repaid at the time of repayment. On January 25, 2023, we paid the Third Amendment Prepayments and the principal loan balance under the Loan Agreement following the Prepayments was $34.0 million.

We paid a facility fee of $0.4 million on the closing date of the Loan Agreement. We will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the maturity date. At our option, we may elect to make partial repayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. For further information about the Loan Agreement, see Note 11, “Debt”, of our consolidated financial statements.

On November 28, 2022, in connection with the Private Placement, we entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with certain institutional investors names therein, or the Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock, or the Series E Preferred Stock, in two tranches for aggregate gross proceeds of up to $31.0 million, which we refer collectively as the Private Placement. Pursuant to the Securities Purchase Agreement, at the first closing of the Private Placement on December 1, 2022, we issued and sold to the Purchasers (i) 76,813 shares of common stock, at a price per share equal to $5.75 and (ii) 9,666 shares of Series E Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $6.0 million. On December 27, 2022, following the certification by our Chief Executive Officer that the FDA accepted our IND application for KPI-012, we issued and sold to the Purchasers at a second closing of the Private Placement a total of 43,478 shares of Series E Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $25.0 million. For further information about the Private Placement and the Securities Purchase Agreement, see Item 1, “Business.”

As a result of the acquisition of Combangio, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Pursuant to the Merger Agreement, former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration, which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations which are in the mid-to-high single digits. The total potential maximum payout for the milestone payments which are contingent upon the achievement of specified development, regulatory and commercialization milestones is $40.0 million and the total potential maximum payout for future sales-based milestone payments is an additional $65.0 million. To date, of the $40.0 million of contingent consideration payable upon achievement of specified development, regulatory and commercialization milestones, we are obligated to pay to the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,039 shares of our common stock) upon dosing of the first patient in our Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023. We anticipate making this payment and issuing these shares of our common stock in March 2023. The remaining amount of $0.1 million for this milestone will be paid in January 2024. For a full description of the consideration payable as a result of the Combangio Acquisition, see Note 3 of our consolidated financial statements.

Our other material cash requirements from known contractual and other obligations as of December 31, 2022 primarily related to our licensing agreement with Stanford University. For information related to our future commitments relating to our licensing agreement, see Note 17, “Commitments and Contingences” of our consolidated financial statements.

Cash Flows

As of December 31, 2022 and 2021, we had $70.5 million and $92.1 million in cash and cash equivalents, respectively. As of December 31, 2022 and 2021, we had $43.3 million and $80.0 million in indebtedness, respectively, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2022	2021	Change

	(in thousands)
Net cash used in operating activities	$(78,908)	$(108,235)	$29,327
Net cash provided by investing activities	62,717	70,803	(8,086)
Net cash (used in) provided by financing activities	(7,942)	42,554	(50,496)
(Decrease) increase in cash and restricted cash	$(24,133)	$5,122	$(29,255)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $78.9 million compared to $108.2 million for the year ended December 31, 2021, a decrease of $29.3 million, primarily due to a $18.2 million decrease in the net loss adjusted for non-cash charges and the timing of working capital fluctuations which accounted for $11.1 million of the decrease. Notable working capital fluctuations include a decrease to accounts receivable in the year ended December 31, 2022 of $15.1 million as a result of the sale of our Commercial Business on July 8, 2022, whereas accounts receivable had increased by $5.8 million in the year ended December 31, 2021 driven by an increase in sales largely due to the launch of EYSUVIS. Inventory increased during the year ended December 31, 2021 due to an increase in manufacturing activity for EYSUVIS and INVELTYS. Partially offsetting these increases was an increase in accounts payable, accrued expenses and other current liabilities during the year ended December 31, 2021 of $4.9 million, as compared to a decrease in accounts payable, accrued expenses and other current liabilities in the year ended December 31, 2020 of $14.0 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $62.7 million compared to net cash provided of $70.8 million for the year ended December 31, 2021, a decrease of $8.1 million. Net cash provided by investing activities for the year ended December 31, 2022 related to proceeds from the disposition of the Commercial Business, net of transaction costs, of $62.9 million, proceeds from the sales or maturities of short-term investments of $5.0 million and proceeds from the sale of property and equipment of $0.1 million, partially offset by the purchases of short-term investments of $5.0 million and purchases of property and equipment and other assets of $0.3 million. Net cash provided by investing activities for the year ended December 31, 2021 was due to the sales or maturities of short-term investments of $76.3 million and proceeds from sales of property and equipment of $0.1 million, partially offset by cash paid for the acquisition of IPR&D, net of cash acquired, of $4.7 million and purchases of property and equipment and other assets of $0.9 million.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $7.9 million, a decrease of $50.5 million compared to net cash provided by financing activities of $42.6 million in the year ended December 31, 2021. Net cash used in financing activities for the year ended December 31, 2022 largely consisted of $40.0 million of repayment of principal, prepayment premium and final payment fee on our Loan Agreement, partially offset by net proceeds of $30.8 million from the issuance of common stock and Series E Preferred Stock in our Private Placement, $1.0 million of net proceeds from the sale of shares of our common stock under the Amended and Restated Sales Agreement, and $0.3 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2021 included $77.8 million of net proceeds from the tranche A term loan under our Loan Agreement, $41.2 million of net proceeds from the sale of shares of our common stock under the Amended and Restated Sales Agreement and $1.6 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of indebtedness under our Athyrium Credit Facility of $78.0 million.

Funding Requirements

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase in the future as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidates we may develop in the future, including our ongoing preclinical studies under our KPI-014 program. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

Our expenses will also increase if and as we:

●	continue the clinical development of KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications, including initiating and conducting clinical trials;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;

●	seek regulatory approval for KPI-012 for PCED in the United States and other jurisdictions;
●	seek regulatory approval for KPI-012 for additional indications;
●	grow our sales, marketing and distribution capabilities in connection with the commercialization of any product candidates for which we may submit for and obtain marketing approval;
●	initiate and progress any preclinical development programs under our MSC-S platform, including from our KPI-014 program;
●	conduct clinical trials and other development activities and/or seek marketing approval for any product candidates we may develop in the future;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage if we initiate commercialization efforts for our product candidates.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of December 31, 2022, will enable us to fund our operations, debt service obligations, and capital expenditure requirements into the first quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from KPI-012 or any other product candidate we may develop for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	completing the clinical development of KPI-012 for PCED and any other indications we determine to pursue;
●	subject to obtaining favorable results from our ongoing and planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates we may develop in the future, including under our KPI-014 program;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for any products we commercialize;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the pandemic health event resulting from COVID-19 and its collateral consequences.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under our Loan Agreement, we are also restricted from incurring future debt, granting liens, making investments, making acquisitions, distributing dividends on our common stock, making certain restricted payments and selling assets and making certain other uses of our cash, without the lenders’ consent, subject in each case to certain exceptions. In addition, under the Securities Purchase Agreement, we also agreed that we will not, without the prior approval of the requisite Purchasers, (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions.

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

Recently Issued Accounting Pronouncements

From time to time the Financial Accounting Standards Board or other standard-setting bodies, issue new accounting pronouncements. Where applicable, we adopt these new standards according to the specified effective dates. Unless otherwise disclosed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the impact of any recently issued accounting pronouncements that are not yet effective will not have a material impact on our financial position or results of operation upon adoption.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments as of December 31, 2022 consisted primarily of cash equivalents which consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of December 31, 2022 and 2021, the aggregate principal amount outstanding under the Loan Agreement was $43.3 million and $80.0 million, respectively, which bears interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89% per annum. An immediate 10% change in the 30-day LIBOR rate would not have a material impact on our operating results or cash flows. In January 2023, we paid down $9.3 million of principal under the Loan Agreement, and following such payment, the aggregate principal amount outstanding under the Loan Agreement was $34.0 million.

Item 8.       Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-43 of this Annual Report on Form 10-K.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

As a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12-b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below are the names of, and certain information for, each executive officer and member of our board of directors as of March 1, 2023. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Executive Officers
Mark Iwicki	56	Chief Executive Officer and Chairman of the Board
Todd Bazemore	52	President and Chief Operating Officer
Kim Brazzell, Ph.D.	70	Head of Research and Development and Chief Medical Officer
Darius Kharabi	44	Chief Business Officer
Mary Reumuth, C.P.A.	47	Chief Financial Officer and Treasurer
Eric L. Trachtenberg	49	General Counsel, Chief Compliance Officer and Corporate Secretary

Non-Employee Directors
Mark S. Blumenkranz, M.D.(2)	72	Director
Marjan Farid, M.D.(3)	49	Director
Andrew I. Koven(2)(3)	65	Director
C. Daniel Myers(2)(3)	68	Director
Robert Paull(1)(3)	46	Director
Gregory D. Perry(1)	62	Director
Howard B. Rosen(1)(2)	65	Director
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Mark Iwicki has served as our Chief Executive Officer and Chairman of our board of directors since September 2015. Mr. Iwicki previously served as our President from August 2017 to December 2021 and as Executive Chairman of our board of directors from April 2015 to September 2015. Prior to joining us, Mr. Iwicki served as President and Chief Executive Officer of Civitas Therapeutics, Inc., or Civitas, a biopharmaceutical company, from January 2014 to November 2014. Prior to Civitas, Mr. Iwicki served as President and Chief Executive Officer at Blend Therapeutics, Inc., or Blend, a biopharmaceutical company, from December 2012 to January 2014. Prior to Blend, Mr. Iwicki was President and Chief Executive Officer of Sunovion Pharmaceuticals Inc. (formerly Sepracor Inc.), or Sunovion, a pharmaceutical company. Mr. Iwicki was at Sepracor/Sunovion from October 2007 to June 2012. Prior to joining Sepracor Inc., Mr. Iwicki was Vice President and Business Unit Head at Novartis Pharmaceuticals Corporation, a biopharmaceutical company. He was at Novartis from March 1998 to October 2007. Prior to that, Mr. Iwicki held management positions at Astra Merck Inc. and Merck & Co., Inc. In addition to serving on our board of directors, Mr. Iwicki also currently serves on the boards of Aerovate Therapeutics, Inc., Merus N.V., Akero Therapeutics, Inc. and Third Harmonic Bio, Inc. and formerly served on the board of Aimmune Therapeutics, Inc. and Pulmatrix Inc., all publicly-traded companies. Mr. Iwicki holds a B.S. in Business Administration from Ball State University and an M.B.A. from Loyola University.

Todd Bazemore has served as our President since December 2021 and as our Chief Operating Officer since November 2017. Previously, he served as Executive Vice President and Chief Operating Officer of Santhera Pharmaceuticals (USA) Inc., or Santhera, a pharmaceutical company and subsidiary of Santhera Pharmaceuticals Holdings AG, from September 2016 until November 2017. Prior to joining Santhera, Mr. Bazemore served as Executive Vice President and Chief Commercial Officer of Dyax Corp., or Dyax, a biopharmaceutical company focused on orphan diseases, between April 2014 and January 2016, when Dyax was acquired by Shire plc. At Dyax, Mr. Bazemore oversaw all aspects of Dyax’s commercial department including sales, marketing, commercial analytics, market access and patient services. Between April 2012 and September 2013, he served as Vice President, Managed Markets at Sunovion Pharmaceuticals, Inc., or Sunovion (a subsidiary of Dainippon Sumitomo Pharma Co. Ltd.), a global biopharmaceutical company focused on serious medical conditions. Prior to that, Mr. Bazemore held several roles of increasing responsibility at Sunovion, including Vice President of Sales and Vice President of Respiratory Business Unit. Since October 2020, Mr. Bazemore has served on the board of directors of Pulmatrix Inc., a clinical stage publicly traded biopharmaceutical company. He received his Bachelor of Science from the University of Massachusetts, Lowell.

Kim Brazzell, Ph.D. has served as our Chief Medical Officer since February 2013 and as our Head of Research and Development since December 2021. Dr. Brazzell served as Chief Medical Officer of Mimetogen Pharmaceuticals, Inc., a clinical stage biotechnology company, from January 2012 until December 2015. Dr. Brazzell also held several executive positions at Inspire Pharmaceuticals, Inc., or Inspire, a specialty pharmaceutical company focusing on ophthalmic and respiratory products, including Executive Vice President of Medical and Scientific Affairs from 2010 to 2011, Executive Vice President and Head of Ophthalmology Business from 2009 to 2010, and Senior Vice President of Ophthalmic Research and Development from 2004 to 2008. Prior to joining Inspire, Dr. Brazzell served as Global Head of Clinical R&D and Senior Vice President, U.S. R&D, of Novartis Ophthalmics AG from 2000 to 2004. Dr. Brazzell also served as Vice President, R&D at Ciba Vision Ophthalmics, Inc. and as Associate Director, R&D, at Alcon Laboratories, Inc. Dr. Brazzell received a B.S. in Pharmacy and a Ph.D. in Pharmaceutical Sciences from the University of Kentucky.

Darius Kharabi has served as our Chief Business Officer since November 2021. From August 2018 to November 2021, Mr. Kharabi was co-founder and CEO of Combangio Inc., a clinical stage ophthalmology mesenchymal stem cell secretome company acquired by Kala Pharmaceuticals in November 2021. He is the co-founder of Lagunita Biosciences LLC, an early-stage medical investment company, and from October 2015 to August 2018 he helped create and manage multiple Lagunita portfolio life-science companies, including xCella Biosciences, acquired by Ligand, Kedalion Therapeutics, acquired by Novartis AG, and Combangio. From October 2015 through August 2019 he served as the Chief Operating Officer of xCella Biosciences and from October 2015 through November 2017 he served as the President of Kedalion. Prior to Lagunita, he served as Vice President, Corporate Development and International Sales at OrthAlign, a commercial stage orthopedic surgery navigation company, where his responsibilities included the launch of the KneeAlign® total knee arthroplasty navigation product line in the US and global markets. Mr. Kharabi started his career as a biotechnology licensing attorney at Wilson, Sonsini, Goodrich & Rosati, PC. He received his B.S. in Biochemistry from Georgetown University and his J.D. and M.B.A. degrees from Stanford University.

Mary Reumuth, C.P.A. has served as our Chief Financial Officer since July 2017, Senior Vice President, Finance from February 2017 to July 2017, our Vice President, Finance from December 2014 to February 2017, our Senior Director, Finance from February 2014 to December 2014, our Corporate Controller from February 2014 to July 2017 and as our Treasurer since February 2014. Prior to joining us, Ms. Reumuth acted as an independent financial consultant from November 2012 to January 2014 and, prior to that, served as Corporate Controller for Enobia Pharma Corp., or Enobia, a global biopharmaceutical company acquired by Alexion Pharmaceuticals, Inc., from May 2011 to June 2012. Prior to Enobia, Ms. Reumuth served as Director of Finance at Verenium Corporation, or Verenium, a biotechnology company, from December 2007 to March 2011. From 2001 to 2007, Ms. Reumuth held a variety of finance and accounting positions at Genzyme Corporation, or Genzyme, (now a Sanofi Company), and ILEX Oncology, Inc., or ILEX (acquired by Genzyme). Prior to ILEX, Ms. Reumuth was an auditor at Ernst & Young LLP. Since April 2022, Ms. Reumuth has served on the board of directors of Olink Holding AB, a publicly traded company. Ms. Reumuth earned her Bachelor’s degree in Business Administration from Texas A&M University-Corpus Christi, and is a Certified Public Accountant.

Eric L. Trachtenberg has served as our General Counsel and Corporate Secretary since April 2018 and as our Chief Compliance Officer since June 2018. Previously, he served as General Counsel, Chief Compliance Officer and Corporate Secretary of Aralez Pharmaceuticals Inc., or Aralez, a pharmaceutical company, from February 2016 to March 2018. Prior to that, he served in similar capacities for Pozen Inc., Aralez’s predecessor, from June 2015 to February 2016. Mr. Trachtenberg also formerly served as Deputy General Counsel at Auxilium Pharmaceuticals, Inc., a specialty biopharmaceutical company, from May 2012 through its acquisition by Endo Pharmaceuticals in February 2015. Prior to Auxilium, he was Vice President, General Counsel and Corporate Secretary of Enobia Pharma, Inc. from April 2011 through its acquisition by Alexion Pharmaceuticals in April 2012. Prior to that, Mr. Trachtenberg served as Vice President and Associate General Counsel of Sepracor Inc. (now known as Sunovion Pharmaceuticals Inc.) commencing in May 2007 and remained in that position following the acquisition of Sepracor Inc. by Dainippon Sumiztomo Pharma through April 2011. Mr. Trachtenberg also held a Senior Counsel position at Kos Pharmaceuticals, Inc. from July 2005 to April 2007 before its acquisition by Abbott. Mr. Trachtenberg began his career at Blank Rome LLP. He holds a Juris Doctorate and Master of Business Administration from Temple University and a Bachelor of Science in Management from Tulane University.

Non- Employee Directors

Mark S. Blumenkranz, M.D., MMS, has served as a member of our board of directors since November 2021. Dr. Blumenkranz has served as the HJ Smead Professor Emeritus in the Department of Ophthalmology at Stanford University since March 2019, the Co-Director of its Ophthalmic Innovation Program since 2016, and he previously served as Department Chair from 1997 until 2015. Dr. Blumenkranz played a leading role in the planning, fundraising and construction of the Byers Eye Institute at Stanford University and served as its Director from its opening in September 2010 through June 2015. Dr. Blumenkranz previously served on the board of directors of Oculex Pharmaceuticals, Inc., which was acquired by Allergan, Inc. in 2003, Macusight, an ophthalmic pharmaceutical company, acquired by Santen in 2010, Peak Surgical, Inc., an innovator in pulsed plasma mediated electro-surgery that was acquired by Medtronic, Inc. in 2011, and OptiMedica Corp. which was acquired by Abbott Medical Optics in 2013. In 2006, he co-founded Adverum Biotechnologies, Inc., and served as chairman of its board of directors through 2016. In 2011, he co-founded Oculeve, Inc., and served on its board directors through its acquisition by Allergan in August 2015. He was a founder and served on the board of directors of Verana Health, Inc., a digital medicine and health analytics company, from 2009 until 2020. He was the founding Chairman of Kedalion Therapeutics, an ophthalmic drug delivery company and served as its chief executive officer from September 2019 until June 2022, when it was acquired by Novartis AG. He also served on the board of directors of One Medical from 2019 until its acquisition by Amazon in February 2023. He currently serves as director at BVI Visitec, a global ophthalmic surgical company, and Iveric Bio, Inc., a publicly traded ophthalmic biopharmaceutical company. Since October 2015, Dr. Blumenkranz has served as Managing Partner of Lagunita Biosciences LLC, an early-stage medical investment company, that is our current 5% beneficial stockholder. Since May 2015, Mr. Blumenkranz has also served as the Managing Partner of Garland Investments, Inc. Dr. Blumenkranz holds an A.B. in Biology, Master’s Degree in Biochemical Pharmacology, and M.D. from Brown University. He completed his internship and ophthalmic residency at Stanford and subsequently the Executive Program at Stanford’s Graduate School of Business. We believe that Dr. Blumenkranz’s experience in the ophthalmology field qualifies him to serve as a member of our board of directors.

Marjan Farid, M.D. has served as a member of our board of directors since October 2022. Since 2007, Dr. Farid has served as Professor of Clinical Ophthalmology, Director of Cornea, Refractive & Cataract Surgery, and Vice Chair of Ophthalmic Faculty at the Gavin Herbert Eye Institute, University of California Irvine. Her clinical practice is divided between patient care, teaching, and research. Dr. Farid’s research interests focus on corneal surgery, specifically the use of the femtosecond laser for corneal transplantation. Dr. Farid is also the founder of the Severe Ocular Surface Disease Center at the University of California Irvine, where she performs limbal stem cell transplants, as well as artificial corneal transplantation, for the treatment of patients with severe ocular surface disease. Dr. Farid also serves as the Chair of the Corneal Clinic Committee of the American Society of Cataract and Refractive Surgery. Dr. Farid received a B.S. in Biology from the University of California - Los Angeles and M.D. from the University of California - San Diego. We believe that Dr. Farid’s experience in the ophthalmology field qualifies her to serve as a member of our board of directors.

Andrew I. Koven has served as a member of our board of directors since September 2017 and as our Lead Independent Director since December 2018. Mr. Koven was, until his retirement in January 2019, the President and Chief Business Officer of Aralez Pharmaceuticals Inc., or Aralez, a public specialty pharmaceutical company, and served in that role with the company’s predecessor, Pozen Inc., or Pozen, commencing in June 2015. Prior to joining

Pozen, Mr. Koven served as Executive Vice President, Chief Administrative Officer and General Counsel of Auxilium Pharmaceuticals Inc., a public specialty biopharmaceutical company, from February 2012 until January 2015, when it was acquired by Endo International plc. Mr. Koven served as President and Chief Administrative Officer and a member of the board of directors of Neurologix, Inc., a company focused on the development of multiple innovative gene therapy development programs, from September 2011 to November 2011. Before Neurologix, Mr. Koven served as Executive Vice President and Chief Administrative and Legal Officer of Inspire Pharmaceuticals, Inc., a public specialty pharmaceutical company, from July 2010 until May 2011 when it was acquired by Merck & Co., Inc. Previously, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Sepracor Inc. (now Sunovion), a public specialty pharmaceutical company, from March 2007 until February 2010 when it was acquired by Dainippon Sumitomo Pharma Co., Ltd. Prior to joining Sepracor, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Kos Pharmaceuticals, Inc., a public specialty pharmaceutical company, from August 2003 until its acquisition by Abbott Laboratories (now AbbVie) in December 2006. Mr. Koven began his career in the pharmaceutical industry first as an Assistant General Counsel and then as Associate General Counsel at Warner-Lambert Company from 1993 to 2000, followed by his role as Senior Vice President and General Counsel at Lavipharm Corporation from 2000 to 2003. Mr. Koven also currently serves on the board of NeuroBo Pharmaceuticals, Inc., a publicly-traded company, and has served as its chairperson since January 2022. From 1986 to 1992 he was a corporate associate at Cahill, Gordon & Reindel in New York. From 1992 to 1993 he served as Counsel, Corporate and Investment Division, at The Equitable Life Assurance Society of the U.S. Mr. Koven holds a Master of Laws (LL.M.) Degree from Columbia University School of Law and a Bachelor of Laws (LL.B.) Degree and Bachelor of Arts Degree in Political Science from Dalhousie University. We believe that Mr. Koven’s extensive experience in the pharmaceutical industry qualifies him to serve as a member of our board of directors.

C. Daniel Myers has served as a member of our board of directors since October 2021. Mr. Myers served as the Chief Executive Officer of MediPrint Ophthalmics, Inc. (formerly Leo Lens Pharma), a private eye-care company, from April 2020 to April 2022. Previously, Mr. Myers co-founded Alimera Sciences, Inc., or Alimera, a publicly traded pharmaceutical company, and served as its Chief Executive Officer from 2003 until January 2019. Before co-founding Alimera, Mr. Myers was an initial employee of Novartis Ophthalmics (formerly CIBA Vision Ophthalmics), a pharmaceutical company, and served as its Vice President of sales and marketing from 1991 to 1997 and as President from 1997 to 2003. Mr. Myers has served as a director of Alimera since 2003 and has served as chairman of its board of directors since January 2019. In addition, Mr. Myers served on the board of directors of Ocular Therapeutix, Inc., a publicly traded biopharmaceutical company, from 2009 to 2012. Mr. Myers holds a B.S. in Industrial Management from the Georgia Institute of Technology. We believe that Mr. Myers’ experience in the biopharmaceutical industry, including his specific experience with ophthalmology pharmaceutical companies, qualifies him to serve as a member of our board of directors.

Robert Paull has served as a member of our board of directors since July 2009. Mr. Paull was a co-founder of, and since 2014 has been a Venture Partner at, Lux Capital Management, or Lux Capital, where he focuses on healthcare ventures. Mr. Paull has served as an Advisor to Zelda Ventures, an investment advisor firm, since January 2023, to Broken String Biosciences, a biosciences company, since April 2022 and to Outsized Ventures, an early-stage venture capital fund, since December 2021. In addition, Mr. Paull served as our founding Chief Executive Officer, President and Treasurer from July 2009 to June 2012. Mr. Paull also served as founding Chief Executive Officer of Genocea Biosciences Inc., a vaccine discovery and development company, from August 2006 to February 2009, and was the co-founder of Lux Research, Inc., an emerging technology market research and consulting firm, which was founded in January 2004. From January 2018 to December 2020, Mr. Paull was the founding Chief Executive Officer of Mahana Therapeutics, Inc., a digital therapeutics company. Mr. Paull holds a B.S. in Architecture from the University of Virginia. We believe that Mr. Paull’s extensive experience guiding and investing in healthcare ventures qualifies him to serve as a member of our board of directors.

Gregory D. Perry has served as a member of our board of directors since February 2018. Mr. Perry served as Chief Financial Officer for Finch Therapeutics Group, Inc., a public therapeutics company focused on the microbiome, from June 2018 to April 30, 2022. Previously, he served as Chief Financial and Administrative Officer of Novelion Therapeutics Inc., or Novelion, a public biopharmaceutical company, from November 2016 to December 2017. Prior to this, Mr. Perry was Chief Financial Officer of Aegerion Pharmaceuticals, Inc., a public biopharmaceutical company, from July 2015 until its merger with Novelion in November 2016. Prior to that, he served as Chief Financial and Business Officer of Eleven Biotherapeutics, Inc., a public company, from January 2014 to June 2015. Before joining Eleven Biotherapeutics, Mr. Perry served as the Interim Chief Financial Officer of InVivo Therapeutics, a public biotechnology company, from September 2013 to December 2013, and prior to that he served as the Senior Vice

President and Chief Financial Officer of ImmunoGen, Inc., a public biotechnology company, from 2009 until he was promoted in 2011 to Executive Vice President and Chief Financial Officer, a role he held until 2013. Before that, he was the Chief Financial Officer of Elixir Pharmaceuticals. Mr. Perry previously was Senior Vice President and Chief Financial Officer of Transkaryotic Therapies. He has also held various financial leadership roles within PerkinElmer Inc., Domantis Ltd., Honeywell and General Electric. Since May 2016, Mr. Perry has served on the board of directors of Merus N.V., a public clinical-stage immuno-oncology company, including as Chair of its Audit Committee. From December 2011 to February 2016, Mr. Perry served on the board of directors of Ocata Therapeutics, a public biotechnology company, including as Chair of its Audit Committee and a member of its Compensation Committee, until it was acquired by Astellas Pharma Inc. Mr. Perry received a B.A. in Economics and Political Science from Amherst College. We believe that Mr. Perry’s experience in the biopharmaceutical industry, including his specific experience in financial leadership roles in biopharmaceutical companies, qualifies him to serve as a member of our board of directors.

Howard B. Rosen has served as a member of our board of directors since January 2014. Since 2008, Mr. Rosen has served as a consultant to several companies in the biotechnology industry. He has served at Stanford University as an adjunct professor in Chemical Engineering since 2021 and as a lecturer in Management since 2011, and he previously served as a lecturer in Chemical Engineering from 2009 until 2021. Mr. Rosen served as Chief Executive Officer of AcelRx Pharmaceuticals, Inc., or AcelRx, a public specialty pharmaceutical company developing products for pain relief, from April 2016 to March 2017, and Interim Chief Executive Officer from April 2015 to March 2016. Mr. Rosen also served as Interim President and Chief Executive Officer of Pearl Therapeutics, Inc. from June 2010 to March 2011. From 2004 to 2008, Mr. Rosen was Vice President of Commercial Strategy at Gilead Sciences, Inc., a biopharmaceutical company. From 2003 until 2004, Mr. Rosen was President of ALZA Corporation, a pharmaceutical and medical systems company that merged in 2001 with Johnson & Johnson, a global healthcare company. Prior to that, from 1994 until 2003, Mr. Rosen held various positions at ALZA Corporation. Mr. Rosen is a member of the board of directors of AcelRx and also served on the board of directors of Alcobra, Ltd., a public pharmaceutical company, until November 2017. Mr. Rosen is also currently a member of the board of directors of private companies, including Firecycte Therapeutics, Inc., Hammerton, Inc., Hopewell Therapeutics, Inc. and Entrega, Inc., and was a member of the board of directors of Metera Pharmaceuticals, Inc. from 2018 to 2020 and Aria Pharmaceuticals, Inc. from 2020 to 2023. Mr. Rosen holds a B.S. in Chemical Engineering from Stanford University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Stanford Graduate School of Business where he was an Arjay Miller Scholar and a Henry Ford II Scholar. We believe that Mr. Rosen’s experience in the biopharmaceutical industry, including his specific experience with the development and commercialization of pharmaceutical products, qualifies him to serve as a member of our board of directors.

Bankruptcies

From February 2016 to March 2018, Eric L. Trachtenberg, our General Counsel and Chief Compliance Officer, served as General Counsel, Chief Compliance Officer and Corporate Secretary of Aralez. Prior to that, Mr. Trachtenberg served in similar capacities for Pozen, Aralez’s predecessor, from June 2015 to February 2016. In addition, Mr. Koven was, until his retirement on January 30, 2019, the President and Chief Business Officer of Aralez and served in that role with the company’s predecessor, Pozen, commencing on June 1, 2015. On August 10, 2018, Aralez and its affiliates each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

Composition of the Board of Directors

Our board of directors is authorized to have, and currently consists of, eight members divided into three classes, with members of each class holding office for staggered three-year terms. There are currently three Class I directors (Marjan Farid, M.D., Andrew I. Koven and Gregory D. Perry), whose terms expire at the 2024 annual meeting of stockholders; two Class II directors (Mark Iwicki and Mark S. Blumenkranz, M.D.), whose terms expire at the 2025 annual meeting of stockholders; and three Class III directors (Robert Paull, C. Daniel Myers and Howard B. Rosen) whose terms expire at the 2023 annual meeting of stockholders (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal).

Audit Committee and Audit Committee Financial Expert

The members of our audit committee are Howard B. Rosen, Robert Paull and Gregory D. Perry. Mr. Perry is the chair of the audit committee. Our board of directors has determined that Mr. Perry is an “audit committee financial expert” as defined in applicable SEC rules. Our board of directors has determined that Mr. Perry is an “independent director” as defined under applicable Nasdaq rules and satisfies the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code is available on the “Investors—Corporate Governance” section of our website, which is located at www.kalarx.com. Our board of directors is responsible for overseeing the code of business conduct and ethics and must approve any waivers of the code for directors, officers and employees. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any reference to our website address is intended to be an inactive textual reference only.

Item 11.       Executive Compensation

Executive and Director Compensation Processes

Our executive compensation program is administered by the compensation committee of our board of directors, subject to the oversight and approval of our board of directors. Our compensation committee reviews our executive compensation practices on an annual basis and based on this review approves, or, as appropriate, makes recommendations to our board of directors for approval of our executive compensation program. In designing our executive compensation program, our compensation committee considers publicly available compensation data for national and regional companies in the biotechnology/pharmaceutical industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Our director compensation program is administered by our board of directors with the assistance of the compensation committee. The compensation committee conducts an annual review of director compensation and makes recommendations to the board of directors with respect thereto.

Since 2018, our compensation committee has retained Aon’s Human Capital Solutions practice, a division of Aon plc (formerly Radford), as its independent compensation consultant, to provide comparative data on executive compensation practices in our industry and to advise on our executive and director compensation programs generally. In January 2023, our compensation committee retained Pearl Meyer, as an additional independent compensation consultant, to advise on a proposed option exchange program. Although our compensation committee considers the advice and guidelines of Aon as to our executive and director compensation programs, and considered the advice of Pearl Meyer as to the proposed option exchange program, our compensation committee ultimately makes its own decisions about these matters and recommendations to our board about these matters. During the fiscal year ended December 31, 2022, the compensation committee directly engaged Aon to develop recommendations covering equity compensation for executives and an equity compensation strategy for non-officer employees; and review and make recommendations with respect to our director compensation program. Aon ultimately developed recommendations that were reviewed by the compensation committee.

In the future, we expect that our compensation committee will continue to engage independent compensation consultants to provide additional guidance on our executive compensation programs, our director compensation programs and to conduct further competitive industry benchmarking against a peer group of publicly traded companies.

The compensation committee reviewed information regarding the independence and potential conflicts of interest of Aon and Pearl Meyer, taking into account, among other things, the factors set forth in the Nasdaq listing standards. Based on such review, the compensation committee concluded that the engagements of Aon and Pearl Meyer did not raise any conflict of interest.

Under its charter, the compensation committee may form, and delegate authority to, subcommittees, consisting of independent directors, as it deems appropriate. During fiscal year 2022, the compensation committee did not form or delegate authority to such subcommittees. In addition, under its charter, the compensation committee may delegate to one or more executive officers the power to grant options, restricted stock units or other stock awards pursuant to its 2017 Equity Incentive Plan, as amended, to employees who are not directors or executive officers of the Company. During fiscal year 2022, the compensation committee delegated authority to our Chief Executive Officer to grant certain stock options and restricted stock units to non-executive employees with respect to annual equity awards.

Executive Compensation

The following discussion relates to the compensation of our Chief Executive Officer, Mark Iwicki, our President and Chief Operating Officer, Todd Bazemore, and our Head of Research and Development and Chief Medical Officer, Kim Brazzell, Ph.D. for the periods presented. These three individuals are collectively referred to in this Annual Report on Form 10-K as our named executive officers. Each year, our compensation committee and board of directors review and determine the compensation of our named executive officers.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the periods presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All other Compensation ($)		Total ($)
Mark Iwicki	2022	682,110	409,266	—	770,803	6,120	(4)	1,868,299
Chief Executive Officer	2021	643,500	270,270	521,360	1,330,806	6,120	(4)	2,772,056

Todd Bazemore	2022	515,000	257,500	—	242,777	10,540	(5)	1,025,817
President and Chief Operating Officer	2021	489,878	171,457	188,650	483,131	10,240	(6)	1,343,356

Kim Brazzell, Ph.D.	2022	500,000	225,000	—	242,777	25,912	(7)	993,689
Head of Research and Development and Chief Medical Officer	2021	476,207	150,005	188,650	483,131	18,976	(8)	1,316,969

(1)	The amounts reported in the “Bonus” column reflect discretionary annual cash bonuses earned by our named executive officers for their performance in the years ended December 31, 2022 and 2021.
(2)	The amounts reported in the “Stock Awards” column reflect the aggregate grant date fair value of restricted stock unit awards granted during 2021 computed in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. For the assumptions underlying the valuation of such restricted stock unit awards, see Note 2 to our financial statements appearing in this Annual Report on Form 10-K.
(3)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock options (which for 2022, have time- and/or performance-based vesting conditions) awarded during the periods presented, computed in accordance with the provisions of FASB ASC Topic 718 using a Black-Scholes option pricing model. For performance-based stock options included in the “Option Awards” column for the year ended December 31, 2022, the amounts in the table reflect the grant date fair value of such awards based on the probable outcome of the performance conditions at the end of the year which represent $82,138, $31,291 and $31,291 for Mr. Iwicki, Mr. Bazemore and Dr. Brazzell, respectively. Assuming that the highest level of performance conditions were achieved, the value of the performance-based options at grant date for Mr. Iwicki, Mr. Bazemore and Dr. Brazzell would have been $246,414, $93,872 and $93,872, respectively. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. For the assumptions underlying the valuation of the stock option grants, see Note 14 to our financial statements appearing in this Annual Report on Form 10-K.
(4)	Amount represents compensation of $6,120 from premiums we paid on behalf of Mr. Iwicki for life and disability insurance.

(5)	Amount represents compensation of $6,100 from matching contributions made by us to Mr. Bazemore’s tax-qualified 401(k) Savings Plan account and $4,440 from premiums we paid on behalf of Mr. Bazemore for life and disability insurance.
(6)	Amount represents compensation of $5,800 from matching contributions made by us to Mr. Bazemore’s tax-qualified 401(k) Savings Plan account and $4,440 from premiums we paid on behalf of Mr. Bazemore for life and disability insurance.
(7)	Amount represents compensation of $6,100 from matching contributions made by us to Dr. Brazzell’s tax-qualified 401(k) Savings Plan account and $19,812 from premiums we paid on behalf of Dr. Brazzell for life and disability insurance.
(8)	Amount represents compensation of $5,800 from matching contributions made by us to Dr. Brazzell’s tax-qualified 401(k) Savings Plan account and $13,176 from premiums we paid on behalf of Dr. Brazzell for life and disability insurance.

Narrative Disclosure to Summary Compensation Table

Base Salary. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Mr. Iwicki’s, Mr. Bazemore’s and Dr. Brazzell’s annual base salaries were $682,110, $515,000 and $500,000, respectively, for 2022. In December 2022, our compensation committee increased Mr. Iwicki’s, Mr. Bazemore’s and Dr. Brazzell’s annual base salaries to $709,394, $535,600 and $520,000, respectively, effective January 1, 2023.

Annual Bonus. Performance-based bonuses, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve annual goals based on our strategic, financial and operating performance objectives. Historically, our board of directors or our compensation committee has approved discretionary annual cash bonuses to our named executive officers with respect to their prior year performance.

With respect to 2022 performance, our compensation committee awarded bonuses of $409,266, $257,500 and $225,000 to Mr. Iwicki, Mr. Bazemore and Dr. Brazzell, respectively, which represented payments at 100% of each individual’s target bonus opportunity (which target bonus opportunities, expressed as a percentage of 2022 annual base salary, were 60%, 50% and 45%, respectively). Mr. Iwicki’s individual performance-based target bonus amount for 2023, expressed as a percentage of his 2023 base salary, is 60%. Mr. Bazemore’s individual performance-based target bonus amount for 2023, expressed as a percentage of his 2023 base salary, is 50%. Dr. Brazzell’s individual performance-based target bonus amount for 2023, expressed as a percentage of his 2023 base salary, is 45%.

Equity Incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee annually reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options and/or restricted stock units with time-based and/or performance-based vesting conditions.

In January 2022, we granted to Mr. Iwicki options to purchase 15,499 shares of our common stock and to each of Mr. Bazemore and Dr. Brazzell options to purchase 4,759 shares of our common stock. Such options vest monthly as to 1/48th of the shares underlying the option.

In January 2022, we also granted performance-based stock options to Mr. Iwicki, Mr. Bazemore, and Dr. Brazzell. Specified portions of the options will vest based on the level of achievement of specified performance metrics relating to financial, operational and scientific matters. The level of achievement of the performance metrics will be determined by the compensation committee based on pre-specified criteria. The target number of options eligible to vest under the performance-based options is set forth in the table below. A higher or lower number of options than the target (or no portion) may vest based on the level of achievement of each of the performance metrics, except that in no event will more than 150% of the target number of options vest.

	Number of Shares Based on Level of Achievement
Name	Threshold(1)	Target(2)	Maximum(3)
Mark Iwicki	1,890	3,780	5,670
Todd Bazemore	720	1,440	2,160
Kim Brazzell	720	1,440	2,160

(1) (2) (3)	(4)	(5)
(1)	Assumes all of the specified performance metrics are achieved at a threshold level of performance (50% of target).
(2)	Assumes all of the specified performance metrics are achieved at a target level of performance (100% of target).
(3)	Assumes all of the specified performance metrics are achieved at a maximum level of performance (150% of target).

Prior to our IPO, our executives were eligible to participate in our 2009 Plan. Following the closing of our IPO, our employees and executives are eligible to receive stock options and other stock-based awards pursuant to the 2017 Equity Incentive Plan and no further grants are made under the 2009 Plan. For a description of our 2009 Plan and our 2017 Equity Incentive Plan, as amended, see “-Stock Option and Other Compensation Plans”.

Historically, we have used stock options to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various times, often but not necessarily annually. The award of stock options to our executive officers, including our Chief Executive Officer, generally have been and going forward are expected to be made by our board of directors. We have granted stock options to our executive officers with both time-based and performance-based vesting conditions. Since our IPO and going forward, annual and other option grants made to existing executive officers and employees typically vest monthly as to 1/48th of the shares underlying the option. Vesting and exercise rights cease shortly after termination of employment except in the case of death or disability and, in certain circumstances, including, upon a change in control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents. In addition, prior to our IPO, we have granted stock options with exercise prices equal to the fair market value of our common stock on the date of grant as determined by our board of directors or compensation committee, based on a number of objective and subjective factors. The exercise price of all stock options granted after our IPO has been and will be equal to the fair market value of shares of our common stock on the date of grant, which will be determined by reference to the closing market price of our common stock on The Nasdaq Capital Market on the date of grant.

At times, we have also used restricted stock units to compensate our executive officers. The awards of restricted stock units to our executive officers, including our Chief Executive Officer, were made by our board of directors in 2021 and 2020. We have granted restricted stock units to our executive officers with time-based and/or performance-based vesting conditions. Time-based restricted stock unit awards vest over two or three years, as applicable. Restricted stock units with performance-based vesting conditions were all fully vested as of December 31, 2022. Prior to settlement of the restricted stock units, the holder has no rights as a stockholder with respect to the shares subject to such restricted stock unit, including no voting rights and no right to receive dividends or dividend equivalents. None of our executive officers is currently party to an employment agreement that provides for guaranteed equity awards.

Outstanding Equity Awards at December 31, 2022

The following table sets forth information regarding all outstanding equity awards held by each of our named executive officers as of December 31, 2022.

	Option Awards							Stock Awards
												Equity
											Equity	Incentive
											Incentive	Plan
											Plan	Awards:
											Awards:	Market or
										Market	Number of	Payout
										Value of	Unearned	Value of
	Number of	Number of		Number of				Number of		Shares or	Shares,	Unearned
	Securities	Securities		Securities				Shares or		Units of	Units or	Shares, Units
	Underlying	Underlying		Underlying				Units of		Stock That	Other Rights	or Other
	Unexercised	Unexercised		Unexercised		Option	Option	Stock That		Have Not	That Have	Rights That
	Options (#)	Options (#)		Unearned		Exercise	Expiration	Have Not		Vested ($)	Not Vested	Have Not
Name	Exercisable	Unexercisable		Options (#)		Price ($)	Date	Vested (#)		(1)	(#)	Vested ($)
Mark Iwicki	5,449	—		—		167.00	6/3/2025	—		—	—	—
	7,576	—		—		260.50	9/11/2025	—		—	—	—
	12,195	—		—		167.00	6/17/2026	—		—	—	—
	1,572	—		—		750.00	7/18/2027	—		—	—	—
	4,599			—		643.00	2/6/2028	—		—	—	—
	9,008	191	(2)	—		259.50	1/1/2029	—		—	—	—
	5,320	1,979	(3)	—		192.00	1/1/2030	—		—	—	—
	2,898	3,161	(4)	—		343.00	1/3/2031	—		—	—	—
	3,549	11,950	(5)	—		68.50	1/3/2032	—		—	—	—
	—	—		1,890	(6)	68.50	1/3/2032	—		—	—	—
	—	—		—		—	—	1,014	(8)	38,684	—	—
Todd Bazemore	3,439	—		—		980.00	11/19/2027	—		—	—	—
	499			—		643.00	2/6/2028	—		—	—	—
	3,426	73	(2)	—		259.50	1/1/2029	—		—	—	—
	2,769	730	(7)	—		172.50	10/10/2029	—		—	—	—
	1,750	650	(3)	—		192.00	1/1/2030	—		—	—	—
	1,050	1,149	(4)	—		343.00	1/3/2031	—		—	—	—
	1,089	3,670	(5)	—		68.50	1/3/2032	—		—	—	—
	—	—		720	(6)	68.50	1/3/2032	—		—	—	—
	—	—		—		—	—	367	(8)	14,001	—	—
Kim Brazzell, Ph.D	308	—		—		260.50	10/2/2025	—		—	—	—
	2,047	—		—		167.00	6/17/2026	—		—	—	—
	942	—		—		750.00	7/18/2027	—		—	—	—
	1,399	—		—		643.00	2/6/2028	—		—	—	—
	2,936	63	(2)	—		259.50	1/1/2029	—		—	—	—
	1,745	654	(3)	—		192.00	1/1/2030	—		—	—	—
	1,050	1,149	(4)	—		343.00	1/3/2031	—		—	—	—
	1,089	3,670	(5)	—		68.50	1/3/2032	—		—	—	—
	—	—		720	(6)	68.50	1/3/2032	—		—	—	—
	—	—		—		—	—	367	(8)	14,001	—	—

(1)	Amounts shown are based on a price of $38.15 per share, which was the closing price of our common stock as reported on The Nasdaq Global Select Market on December 30, 2022, the last trading day of the year.
(2)	The option vests over four years, with 2.0833% of the shares underlying the option vested on February 2, 2019 and 2.0833% of the shares vesting monthly thereafter.
(3)	The option vests over four years, with 2.0833% of the shares underlying the option vested on February 2, 2020 and 2.0833% of the shares vesting monthly thereafter.
(4)	The option vests over four years, with 2.0833% of the shares underlying the option vested on February 4, 2021 and 2.0833% of the shares vesting monthly thereafter.
(5)	The option vests over four years, with 2.0833% of the shares underlying the option vested on February 3, 2022 and 2.0833% of the shares vesting monthly thereafter.
(6)	The option vests based on the level of achievement of specified performance metrics, as more fully described above under “-Narrative Disclosure to Summary Compensation Table”. Options are included in this table based on achieving a threshold level of performance. As of December 31, 2022, none of the performance metrics had been certified by the compensation committee as having been achieved.

(7)	The option vests over four years, with 2.0833% of the shares underlying the option vested on November 15, 2019 and 2.0833% of the shares vesting monthly thereafter.
(8)	The restricted stock units vest as to 1/2 of the shares on each of January 4, 2023 and 2024.

Employment Agreements with Named Executive Officers

Letter Agreement with Mr. Iwicki

Mr. Iwicki was appointed as our Chief Executive Officer and Chairman of our board of directors pursuant to a letter agreement with us dated September 10, 2015, which amended and restated a prior letter agreement. Mr. Iwicki is an at-will employee, and his employment with us can be terminated by him or us at any time and for any reason.

Mr. Iwicki’s base salary is subject to annual review and adjustment by our compensation committee. Mr. Iwicki’s annual base salary was $709,394, effective January 1, 2023. In addition, Mr. Iwicki is eligible to receive a discretionary bonus in a target amount of 60% of his annual base salary, as determined by our board of directors in its sole discretion.

On March 11, 2019, Mr. Iwicki’s employment letter agreement was amended to revise the severance benefits he is entitled to receive upon termination in connection with the following events. Subject to his execution and nonrevocation of a release of claims in our favor, in the event of the termination of Mr. Iwicki’s employment by us without cause or by him for good reason, each as defined in his employment letter agreement, and such termination is not within the twenty-four month period following a change of control, as defined in his employment letter agreement, Mr. Iwicki will be entitled to a lump sum payment in an amount equal to (i) twenty-four months of his then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) an amount equal to 200% of his target bonus attributable to the year of termination and (iv) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives. In addition, Mr. Iwicki will be entitled to twenty-four months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to him prior to his termination and outplacement services for the twenty-four month period.

Further, in the event of the termination of Mr. Iwicki’s employment by us without cause or by him for good reason within the twenty-four month period following a change of control, Mr. Iwicki will be entitled to a lump sum payment in an amount equal to (i) thirty months of his then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives and (iv) 250% of the greater of (A) the average bonus Mr. Iwicki received during the two years prior to termination or resignation, or (B) the target bonus for the year of termination or resignation. In addition, Mr. Iwicki will be entitled thirty months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to him prior to his termination and outplacement services for thirty months.

In addition, in the event we terminate his employment or other service relationship with us without cause, he terminates his employment or other service relationship with us for good reason, or his employment or other service relationship with us terminates by reason of his death or disability, Mr. Iwicki is entitled to the automatic vesting and exercisability of any unvested options that would have vested if Mr. Iwicki’s employment or other service relationship with us had continued for twenty-four months following such termination. In addition, provided Mr. Iwicki is an employee, member of our board of directors or is otherwise providing services to us at the time of a change of control, as defined in the letter agreement, or in the event of the termination of Mr. Iwicki’s employment by us without cause or by him for good reason in contemplation of a change of control, as defined in the letter agreement, Mr. Iwicki’s time-based equity awards will vest in full upon consummation of such change in control. Options granted to Mr. Iwicki will be exercisable for up to eighteen months following the termination of his employment or other relationship with us other than a termination for cause. Mr. Iwicki also is entitled to piggyback registration rights with respect to options granted pursuant to his employment letter agreement.

In addition, in the event we terminate his employment without cause or he terminates his employment for good reason within the twenty-four month period following a change of control, Mr. Iwicki is entitled to the automatic vesting and exercisability of any options and other equity awards granted to him following a change of control that vest solely based on his continued employment and have not vested.

Letter Agreement with Mr. Bazemore

Mr. Bazemore was appointed as our Chief Operating Officer pursuant to a letter agreement with us dated November 6, 2017 and was appointed as our President commencing December 16, 2021. Mr. Bazemore is an at-will employee, and his employment with us can be terminated by him or us at any time and for any reason.

Mr. Bazemore’s base salary is subject to annual review and adjustment by our compensation committee. Mr. Bazemore’s annual base salary was $535,600, effective January 1, 2023. In addition, Mr. Bazemore is eligible to receive a discretionary bonus in a target amount of 50% of his annual base salary, as determined by our board of directors in its sole discretion.

On March 11, 2019, Mr. Bazemore’s employment letter agreement was amended to revise the severance benefits he is entitled to receive upon termination in connection with the following events. Subject to his execution and nonrevocation of a release of claims in our favor, in the event of the termination of Mr. Bazemore’s employment by us without cause or by him for good reason, each as defined in his employment letter agreement, and such termination is not within the twenty-four month period following a change of control, as defined in his employment letter agreement, Mr. Bazemore will be entitled to a lump sum payment in an amount equal to (i) twelve months of his then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives and (iv) an amount equal to 100% of his target bonus for the year of termination. In addition, Mr. Bazemore is entitled to twelve months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to him prior to his termination and outplacement services for the twelve-month period.

Further, in the event of the termination of Mr. Bazemore’s employment by us without cause or by him for good reason within the twenty-four month period following a change of control, Mr. Bazemore will be entitled to a lump sum payment in an amount equal to (i) eighteen months of his then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives and (iv) 150% of the greater of (A) the average bonus Mr. Bazemore received during the two years prior to termination or resignation, or (B) the target bonus for the year of termination or resignation. In addition, Mr. Bazemore is entitled to eighteen months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to him prior to his termination and outplacement services for the eighteen-month period.

In addition, in the event we terminate his employment without cause or he terminates his employment for good reason, Mr. Bazemore is entitled to the automatic vesting and exercisability of any options and other equity awards granted to him that vest solely based on his continued employment that would have vested if his employment had continued for twelve months following such termination, and any performance-based grants with the performance period ending within one year after the termination shall be treated as having satisfied any service requirement with respect thereto and shall vest subject to, and only to the extent of, the satisfaction of the applicable performance goals at the end of the applicable performance period.

In the event we terminate his employment without cause or he terminates his employment for good reason in contemplation of a change of control, as defined in the letter agreement, or within the twenty-four-month period following a change of control, Mr. Bazemore is entitled to the automatic vesting and exercisability of 100% of any options and other equity awards granted to him that vest solely based on his continued employment, and any performance based grants with a performance period ending within one year after the termination will be treated as having satisfied any service requirement with respect such grant, and will vest subject to, and only to the extent of, the satisfaction of the applicable performance goals at the end of the applicable performance period.

Letter Agreement with Dr. Brazzell

Dr. Brazzell was appointed to serve on a full-time basis as our Chief Medical Officer pursuant to a letter agreement with us dated May 10, 2016, which amended and restated a prior letter agreement. Dr. Brazzell is an at-will employee, and his employment with us can be terminated by him or us at any time and for any reason.

Brazzell’s base salary is subject to annual review and adjustment by our compensation committee. In December 2022, Dr. Brazzell’s annual base salary was increased to $520,000, effective January 1, 2023. In addition, Dr. Brazzell is eligible to receive a discretionary bonus in a target amount of 45% of his annual base salary, as determined by our compensation committee in its sole discretion.

On March 11, 2019, Dr. Brazzell’s employment letter agreement was amended to revise the severance benefits he is entitled to receive upon termination in connection with the following events. Subject to his execution and nonrevocation of a release of claims in our favor, in the event of the termination of Dr. Brazzell’s employment by us without cause or by him for good reason, each as defined in his employment letter agreement, and such termination is not within the twenty-four month period following a change of control, as defined in his employment letter agreement, Dr. Brazzell will be entitled to a lump sum payment in an amount equal to (i) twelve months of his then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives and (iv) an amount equal to 100% of his target bonus for the year of termination. In addition, Dr. Brazzell is entitled to twelve months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to him prior to his termination and outplacement services for the twelve-month period.

Further, in the event of the termination of Dr. Brazzell’s employment by us without cause or by him for good reason within the twenty-four month period following a change of control, Dr. Brazzell will be entitled to a lump sum payment in an amount equal to (i) eighteen months of his then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives and (iv) 150% of the greater of (A) the average bonus Dr. Brazzell received during the two years prior to termination or resignation, or (B) the target bonus for the year of termination or resignation. In addition, Dr. Brazzell is entitled to eighteen months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to him prior to his termination and outplacement services for the eighteen-month period.

In addition, in the event we terminate his employment without cause or he terminates his employment for good reason, Dr. Brazzell is entitled to the automatic vesting and exercisability of any options and shares granted to him that vest solely based on his continued employment that would have vested if his employment had continued for twelve months following such termination. In the event of a change of control, as defined in his employment letter agreement, during his employment, Dr. Brazzell is entitled to the automatic vesting and exercisability of 100% of any options and restricted shares granted to him that vest solely based on his continued employment, and certain options are exercisable for a period of up to six months following his termination date.

In addition, in the event we terminate his employment without cause or he terminates his employment for good reason within the twenty-four-month period following a change of control, Dr. Brazzell is entitled to the automatic vesting and exercisability of any options and shares granted to him following a change of control that vest solely based on his continued employment and have not vested.

Employee Non-Competition, Non-Solicitation, Confidentiality, and Assignment of Inventions Agreements

Each of our named executive officers has entered into a standard form agreement with respect to non-competition, non-solicitation, confidential information and assignment of inventions. Under this agreement, each executive officer has agreed not to compete with us during his or her employment and for a period of one year after the termination of his or her employment and to protect our confidential and proprietary information indefinitely. Under this agreement, each of Mr. Iwicki and Dr. Brazzell has agreed not to solicit our employees or consultants during his employment and for a period of twelve months after the termination of his employment, and Mr. Bazemore has agreed not to solicit our employees or consultants during his employment and for a period of eighteen months after the termination of his employment, and each executive officer has agreed to protect our confidential and proprietary information indefinitely. In addition, under this agreement, each executive officer has agreed that we own all inventions, as defined in the agreement, that are developed during such executive officer’s employment and for a period of one year after the termination of his or her employment, to the extent such invention is our field of interest, as defined in the agreement. Each executive officer also agreed to assign to us any inventions which were not prepared or originated in the performance of employment but that were provided to us or incorporated into any of our products or systems.

Stock Option and Other Compensation Plans

In this section we describe our 2009 Plan, our 2017 Plan, and our Amended and Restated 2017 Employee Stock Purchase Plan, or 2017 ESPP. Prior to our initial public offering of common stock, or IPO, which closed on July 25, 2017, we granted awards to eligible participants under the 2009 Plan. Following the closing of our IPO, we ceased granting awards under the 2009 Plan and started granting awards to eligible participants under the 2017 Plan.

2009 Plan

Our 2009 Plan was adopted by our board of directors and approved by our stockholders on December 11, 2009 and subsequently amended by our board in 2012, 2013, 2014 and 2015. The 2009 Plan provided for the grant of incentive stock options, non-qualified options, shares, restricted or otherwise, of our common stock, and other stock-based awards. We refer to awards granted under our 2009 Plan as stock rights. Our employees, directors and consultants were eligible to receive stock rights under our 2009 Plan; however incentive stock options could only be granted to our employees who are deemed to be residents of the United States.

The type of stock right granted under our 2009 Plan and the terms of such stock right are set forth in the applicable stock right award agreement.

Our board of directors (or a committee to which our board delegates its authority) administers the 2009 Plan. Subject to the provisions of the 2009 Plan, our board of directors is authorized to:

●	interpret the provisions of the 2009 Plan and all stock rights and make all rules and determinations that it deems necessary or advisable for the administration of the 2009 Plan;
●	amend any term or condition of an outstanding stock right, including, without limitation, to reduce or increase the exercise price or purchase price, accelerate the vesting or extend the expiration date, provided that no such change will impair a participant’s rights under any prior grant unless we obtain the participant’s consent;
●	purchase and/or cancel a stock right previously granted and grant other stock rights in substitution, which may cover the same or a different number of shares and which may have a lower or higher exercise or purchase price per share, based on such terms and conditions as the board of directors establishes and the participant accepts; and
●	adopt any sub-plans applicable to residents of any specified jurisdiction as it deems necessary or appropriate to facilitate the 2009 Plan or to comply with or take advantage of any tax or other laws applicable to us, any of our affiliates, or to participants, which sub-plans may include additional restrictions or conditions applicable to stock rights or shares issuable pursuant to a stock right.

Effect of certain changes in capitalization

If our shares of common stock are subdivided or combined into a greater or smaller number of shares, if we issue shares of common stock as a stock dividend, or if we make any distribution of additional, new or different shares or securities of ours or any distribution of non-cash assets with respect to our shares of common stock, then, subject to the terms of the 2009 Plan, our board of directors shall proportionately and appropriately adjust:

●	the number of shares of our common stock deliverable upon the exercise of an option or acceptance of a stock grant;
●	the exercise or purchase price per share; and
●	any other term or condition of a stock right.

Effect of certain corporate transactions

In the event that we are consolidated with or acquired by another entity in a merger, consolidation, or sale of all or substantially all of our assets (other than a transaction to merely change the state of incorporation), which we refer to as corporate transactions, our board of directors, or the board of directors of any entity assuming our obligations under the 2009 Plan, must take one of the following actions pursuant to the 2009 Plan as to outstanding options, subject to the terms of the 2009 Plan:

●	provide for the continuation of the outstanding options by equitably substituting for the shares of our common stock then underlying such options either with securities of any successor or acquiring entity or the consideration payable with respect to the outstanding shares of our common stock in connection with the corporate transaction;
●	provide by written notice to the participants that the outstanding options will terminate unless exercised (to the extent then exercisable or made partially or fully exercisable by our board of directors for purposes of the corporate transaction) within a specified period following the date of the notice; or
●	terminate each outstanding option in exchange for a payment equal to the consideration payable upon consummation of the corporate transaction to a holder of the number of shares of our common stock into which such option would have been exercisable (to the extent then exercisable or made partially or fully exercisable by our board of directors for purposes of the corporate transaction), minus the aggregate exercise price of such option.

If there is a corporate transaction, our board of directors, or the board of directors of any entity assuming our obligations under the 2009 Plan, must take one of the following actions pursuant to the 2009 Plan as to outstanding stock grants, restricted or otherwise, subject to the terms of the 2009 plan:

●	provide for the continuation of the outstanding stock grants on the same terms and conditions by equitably substituting for the shares of our common stock then subject to such stock grants either with securities of any successor or acquiring entity or the consideration payable with respect to the outstanding shares of our common stock in connection with the corporate transaction; or
●	provide that each outstanding stock grant will terminate in exchange for a payment equal to the consideration payable upon consummation of the corporate transaction to a holder of the number of shares of our common stock comprising such stock grant (to the extent such stock grant is no longer subject to any forfeiture or repurchase rights or our board of directors waives all forfeiture and repurchase rights upon the corporate transaction).

In taking any of the above actions with respect to stock rights, our board of directors will not be obligated to treat all stock rights, all stock rights held by a participant, or all stock rights of the same type, identically.

As of February 21, 2023, options to purchase 31,681 shares of common stock were outstanding under the 2009 Plan at a weighted average exercise price of $188.32 per share.

We no longer grant awards under our 2009 Plan; however, awards outstanding under our 2009 Plan continue to be governed by their existing terms.

2017 Equity Incentive Plan

Our 2017 Plan, which became effective on July 19, 2017, was adopted by our board of directors and approved by our stockholders in July 2017. An amendment to our 2017 Plan was adopted by our board of directors on April 2020 and approved by our stockholders at the 2020 annual meeting of stockholders. The 2017 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2017 Plan is the sum of: (1) 75,737; plus (2) 4,830 shares available for issuance under the 2009 Plan at the time of our IPO and the number of shares of our common stock subject to outstanding awards under the 2009 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of 71,475 shares of our common stock, 4% of the number of shares of our common stock outstanding on the first day of such fiscal year and an amount determined by our board of directors. The number of shares authorized for issuance under the 2017 Plan has further increased each year, pursuant to the terms of the 2017 Plan, on the first of January beginning in 2018 by an amount equal to 4% of our then-outstanding common stock.

Our employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Incentive stock options, however, may only be granted to our employees.

Pursuant to the terms of the 2017 Plan, our board of directors (or a committee delegated by our board of directors or, subject to certain limitations, officers delegated by our board of directors) administers the plan and, subject to any limitations in the plan, selects the recipients of awards and determines:

●	the number of shares of our common stock covered by options and the dates upon which the options become exercisable;
●	the type of options to be granted;
●	the duration of options, which may not be in excess of ten years;
●	the exercise price of options, which must be at least equal to the fair market value of our common stock on the date of grant; and
●	the number of shares of our common stock subject to and the terms of any stock appreciation rights, restricted stock awards, restricted stock units or other stock-based awards and the terms and conditions of such awards, including conditions for repurchase, issue price and repurchase price (though the measurement price of stock appreciation rights must be at least equal to the fair market value of our common stock on the date of grant and the duration of such awards may not be in excess of ten years).

If our board of directors delegates authority to an executive officer to grant awards under the 2017 Plan, the executive officer will have the power to make awards to all of our employees, except executive officers. Our board of directors will fix the terms of the awards to be granted by such executive officer, including the exercise price of such awards (which may include a formula by which the exercise price will be determined), and the maximum number of shares subject to awards that such executive officer may make.

Effect of certain changes in capitalization

Upon the occurrence of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event, or any dividend or distribution to holders of our common stock other than an ordinary cash dividend, our board of directors shall equitably adjust:

●	the number and class of securities available under the 2017 Plan;
●	the share counting rules under the 2017 Plan;
●	the number and class of securities and exercise price per share of each outstanding option;
●	the share and per-share provisions and the measurement price of each outstanding stock appreciation right;
●	the number of shares subject to, and the repurchase price per share subject to, each outstanding restricted stock award; and

●	the share and per-share related provisions and the purchase price, if any, of each other stock-based award.

Effect of certain corporate transactions

Upon a merger or other reorganization event (as defined in our 2017 Plan), our board of directors may, on such terms as our board determines (except to the extent specifically provided otherwise in an applicable award agreement or other agreement between the participant and us), take any one or more of, or a combination of, the following actions pursuant to the 2017 Plan as to some or all outstanding awards, other than restricted stock awards:

●	provide that all outstanding awards shall be assumed, or substantially equivalent awards shall be substituted, by the acquiring or successor corporation (or an affiliate thereof);
●	upon written notice to a participant, provide that all of the participant’s unvested awards will be forfeited, and/or vested but unexercised awards will terminate, immediately prior to the consummation of such reorganization event unless exercised by the participant (to the extent then exercisable) within a specified period following the date of the notice;
●	provide that outstanding awards shall become exercisable, realizable or deliverable, or restrictions applicable to an award shall lapse, in whole or in part, prior to or upon such reorganization event;
●	in the event of a reorganization event pursuant to which holders of shares of our common stock will receive a cash payment for each share surrendered in the reorganization event, make or provide for a cash payment to participants with respect to each award held by a participant equal to (1) the number of shares of our common stock subject to the vested portion of the award (after giving effect to any acceleration of vesting that occurs upon or immediately prior to such reorganization event) multiplied by (2) the excess, if any, of the cash payment for each share surrendered in the reorganization event over the exercise, measurement or purchase price of such award and any applicable tax withholdings, in exchange for the termination of such award; and/or
●	provide that, in connection with a liquidation or dissolution, awards shall convert into the right to receive liquidation proceeds (if applicable, net of the exercise, measurement or purchase price thereof and any applicable tax withholdings).

Our board of directors does not need to take the same action with respect to all awards, all awards held by a participant or all awards of the same type.

In the case of certain restricted stock units, no assumption or substitution is permitted, and the restricted stock units will instead be settled in accordance with the terms of the applicable restricted stock unit agreement.

Upon the occurrence of a reorganization event other than a liquidation or dissolution, the repurchase and other rights with respect to outstanding restricted stock awards will continue for the benefit of the successor company and will, unless our board of directors may otherwise determine, apply to the cash, securities or other property into which shares of our common stock are converted or exchanged pursuant to the reorganization event. Upon the occurrence of a reorganization event involving a liquidation or dissolution, all restrictions and conditions on each outstanding restricted stock award will automatically be deemed terminated or satisfied, unless otherwise provided in the agreement evidencing the restricted stock award or any other agreement between the participant and us.

At any time, our board of directors may, in its sole discretion, provide that any award under the 2017 Plan will become immediately exercisable in full or in part, free of some or all restrictions or conditions, or otherwise realizable in whole or in part as the case may be.

No award may be granted under the 2017 Plan on or after July 19, 2027. Our board of directors may amend, suspend or terminate the 2017 Plan at any time, except that stockholder approval may be required to comply with applicable law or stock market requirements.

As of February 21, 2023, options to purchase 157,512 shares of common stock were outstanding under the 2017 Plan at a weighted average exercise price of $259.54 per share, and 1,521 options to purchase shares of our common stock had been exercised. As of February 21, 2023, restricted stock units with respect to 148,870 shares of common stock were outstanding under the 2017 Plan. As of February 21, 2023, 8,876 shares of common stock were available for future issuance under our 2017 Plan.

Amended and Restated 2017 Employee Stock Purchase Plan

Our 2017 ESPP, which became effective on July 19, 2017, was adopted by our board of directors and approved by our stockholders in July 2017 and amended and restated by our board of directors in December 2018. The 2017 ESPP is administered by our board of directors or by a committee appointed by our board of directors. The 2017 ESPP initially provides participating employees with the opportunity to purchase an aggregate of 4,466 shares of our common stock. The number of shares of our common stock reserved for issuance under the 2017 ESPP will automatically increase on the first day of each fiscal year, beginning on January 1, 2019 and ending on December 31, 2029, in an amount equal to the lowest of: (1) 17,868 shares of our common stock; (2) 1% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by our board of directors. The number of shares authorized for issuance under the 2017 ESPP has increased each year, pursuant to the terms of the 2017 ESPP, on the first of January beginning in 2019 by an amount equal to 1% of our then-outstanding common stock.

All of our employees and employees of any of our designated subsidiaries, as defined in the 2017 ESPP, are eligible to participate in the 2017 ESPP, provided that:

●	such person is customarily employed by us or a designated subsidiary for more than 20 hours a week and for more than five months in a calendar year; and
●	such person was our employee or an employee of a designated subsidiary on the first day of the applicable offering period under the 2017 ESPP.

We retain the discretion to determine which eligible employees may participate in an offering under applicable Treasury regulations.

We may make one or more offerings to our eligible employees to purchase stock under the 2017 ESPP beginning at such time and on such dates as our board of directors may determine, or the first business day thereafter. Each offering will consist of a six-month offering period during which payroll deductions will be made and held for the purchase of our common stock at the end of the offering period. Our board of directors or a committee appointed by our board, may, at its discretion, choose a different period of not more than 12 months for offerings. Offering periods under our 2017 ESPP commenced on each January 1 and July beginning with January 1, 2019.

On each offering commencement date, each participant will be granted the right to purchase, on the last business day of the offering period, up to 500 shares of our common stock. No employee may be granted an option under the 2017 ESPP that permits the employee’s rights to purchase shares under the 2017 ESPP and any other employee stock purchase plan of ours or of any of our subsidiaries to accrue at a rate that exceeds $25,000 of the fair market value of our common stock (determined as of the first day of each offering period) for each calendar year in which the option is outstanding. In addition, no employee may purchase shares of our common stock under the 2017 ESPP that would result in the employee owning 5% or more of the total combined voting power or value of our stock or the stock of any of our subsidiaries.

On the commencement date of each offering period, each eligible employee may authorize up to a maximum of 15% of his or her compensation to be deducted by us during the offering period. Each employee who continues to be a participant in the 2017 ESPP on the last business day of the offering period will be deemed to have exercised an option to purchase from us the number of whole shares of our common stock that his or her accumulated payroll deductions on such date will buy, not in excess of the maximum numbers set forth above. Under the terms of the 2017 ESPP, the purchase price shall be determined by our board of directors for each offering period and will be at least 85% of the applicable closing price of our common stock. If our board of directors does not make a determination of the purchase price, the purchase price will be 85% of the lesser of the closing price of our common stock on the first business day of the offering period or on the last business day of the offering period.

An employee may at any time prior to the close of business on the fifteenth business day prior to the end of an offering period, and for any reason, permanently withdraw from participation in an offering prior to the end of an offering period and permanently withdraw the balance accumulated in the employee’s account. Any balance remaining in an employee’s payroll deduction account at the end of an offering period will be automatically refunded to the employee. If a participating employee’s employment ends before the last business day of an offering period, no additional payroll deductions will be taken and the balance in the employee’s account will be paid to the employee.

We are required to make equitable adjustments to the extent determined by our board of directors or a committee of our board of directors to the number and class of securities available under the 2017 ESPP, the share limitations under the 2017 ESPP and the purchase price for an offering period under the 2017 ESPP to reflect stock splits, reverse stock splits, stock dividends, recapitalizations, combinations of shares, reclassifications of shares, spin-offs and other similar changes in capitalization or events or any dividends or distributions to holders of our common stock other than ordinary cash dividends.

In connection with a merger or other reorganization event (as defined in the 2017 ESPP), our board of directors or a committee of our board of directors may take any one or more of the following actions as to outstanding options to purchase shares of our common stock under the 2017 ESPP on such terms as our board of directors or committee determines:

●	provide that options shall be assumed, or substantially equivalent options shall be substituted, by the acquiring or succeeding corporation (or an affiliate thereof);
●	upon written notice to employees, provide that all outstanding options will be terminated immediately prior to the consummation of such reorganization event and that all such outstanding options will become exercisable to the extent of accumulated payroll deductions as of a date specified by our board of directors or committee in such notice, which date shall not be less than ten days preceding the effective date of the reorganization event;
●	upon written notice to employees, provide that all outstanding options will be cancelled as of a date prior to the effective date of the reorganization event and that all accumulated payroll deductions will be returned to participating employees on such date;
●	in the event of a reorganization event under the terms of which holders of our common stock will receive upon consummation thereof a cash payment for each share surrendered in the reorganization event, change the last day of the offering period to be the date of the consummation of the reorganization event and make or provide for a cash payment to each employee equal to (1) the cash payment for each share surrendered in the reorganization event times the number of shares of our common stock that the employee’s accumulated payroll deductions as of immediately prior to the reorganization event could purchase at the applicable purchase price, where the cash payment for each share surrendered in the reorganization event is treated as the fair market value of our common stock on the last day of the applicable offering period for purposes of determining the purchase price and where the number of shares that could be purchased is subject to the applicable limitations under the 2017 ESPP minus (2) the result of multiplying such number of shares by the purchase price; and/or
●	provide that, in connection with our liquidation or dissolution, options shall convert into the right to receive liquidation proceeds (net of the purchase price thereof).

Our board of directors may at any time, and from time to time, amend or suspend the 2017 ESPP, or any portion of the 2017 ESPP. We will obtain stockholder approval for any amendment if such approval is required by Section 423 of the Internal Revenue Code of 1986, as amended, or the Code. Further, our board of directors may not make any amendment that would cause the 2017 ESPP to fail to comply with Section 423 of the Code. The 2017 ESPP may be terminated at any time by our board of directors. Upon termination, we will refund all amounts in the accounts of participating employees.

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 90% of his or her pre-tax compensation, up to a statutory limit, which was $20,500 for 2022. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2022 was up to an additional $6,500 above the statutory limit. We also make discretionary matching contributions to our 401(k) plan equal to 50% of the employee contributions up to 4% of the employee’s salary, subject to the statutorily prescribed limit, which was equal to $20,500 in 2022. The discretionary matching contributions were capped at $6,100 in 2022. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions and our discretionary match. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures.

Rule 10b5-1 Sales Plans

Our directors and executive officers have adopted and may in the future adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. It also is possible that the director or officer could amend or terminate the plan when not in possession of material, nonpublic information. In addition, our directors and executive officers may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Anti-Hedging Policies

Our insider trading policy expressly prohibits all of our employees, including our executive officers, and our directors from engaging in any purchases of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of our securities.

Director Compensation

The table below shows all compensation to our non-employee directors during 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Stock Awards ($)(1)	Total ($)
Mark S. Blumenkranz	56,083	10,152	—	66,235(4)
Marjan Farid(5)	9,266	7,527	—	16,793
Gregory Grunberg(6)	27,692	—	—	27,692
Andrew I. Koven	88,750	12,690	—	101,440
C. Daniel Myers	62,500	10,152	—	72,652
Robert Paull	70,000	10,152	—	80,152
Gregory D. Perry	70,000	10,152	—	80,152
Howard B. Rosen	67,500	10,152	—	77,652

(1)	The aggregate amount of outstanding options and RSUs held by each non-employee director as of December 31, 2022 were as follows:

Name	Aggregate Options Outstanding (#)	Aggregate Restricted Stock Units Outstanding (#)
Mark S. Blumenkranz	1,640	—
Marjan Farid	1,600	—
Gregory Grunberg	—	—
Andrew I. Koven	2,197	1,060
C. Daniel Myers	1,640	—
Robert Paull	1,738	800
Gregory D. Perry	1,738	800
Howard B. Rosen	2,502	800
(2)	The amounts reported in the “Option Awards” column reflects the aggregate grant date fair value of options awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. For the assumptions underlying the valuation of the stock option grants, see Note 14 to our financial statements appearing in this Annual Report on Form 10-K.
(3)	The number of shares of common stock underlying stock options granted to the following non-employee directors in 2022 were as follows:

Name	Grant Date	Number of Shares Underlying Stock Options Granted in 2022 (#)
Mark S. Blumenkranz	6/16/2022	800
Marjan Farid	10/31/2022	1,600
Gregory Grunberg	—	—
Andrew I. Koven	6/16/2022	1,000
C. Daniel Myers	6/16/2022	800
Robert Paull	6/16/2022	800
Gregory D. Perry	6/16/2022	800
Howard B. Rosen	6/16/2022	800
(4)	Does not include consideration received by Dr. Blumenkranz from us in his capacity as an equityholder of Combangio in connection with the acquisition of Combangio. For a further description of such consideration, see Item 13, “Certain Relationships and Related Transactions, and Director Independence”.
(5)	Dr. Farid was appointed to our board of directors in October 2022.
(6)	Dr. Grunberg’s term as a member of the board expired, and he ceased being a director on June 16, 2022.

Mr. Iwicki, one of our directors who also serves as our Chief Executive Officer, does not receive any additional compensation for his service as a director. The compensation that we pay to our Chief Executive Officer is discussed under “-Summary Compensation Table” and “-Narrative Disclosure to Summary Compensation Table.”

During the year ended December 31, 2022, our non-employee directors were entitled to compensation for their services on our board of directors as follows:

Each member of our board of directors also is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which he or she serves.

This director compensation policy is currently in effect for directors serving during the year ending December 31, 2023.

●	each non-employee director was entitled to receive an option to purchase 1,600 shares of our common stock, upon his or her initial election or appointment to our board of directors, which option vests with respect to one third of the shares on the first anniversary of the grant and with respect to an additional 1/36th of the shares on each monthly anniversary thereafter and vest automatically as to 100% of the unvested portion of such option upon specified change in control events;
●	each non-employee director who has then served on our board of directors for at least six months was entitled to receive, on the date of the first board meeting held after each annual meeting of stockholders, an option to purchase 800 shares of our common stock, and if then serving as the lead independent director, an option to purchase 1,000 shares of our common stock, which options will vest (A) on the earlier of (i) the first anniversary date of the previous year’s annual meeting or (ii) the date of the first annual meeting following the grant date, and (B) automatically as to 100% of the unvested portion of such options upon specified change in control events;
●	each non-employee director was entitled to receive an annual fee of $50,000;
●	the lead independent director was entitled to receive an additional annual fee of $18,750; and
●	each non-employee director who served as member of a committee of our board of directors was entitled to receive additional compensation as follows:

o	audit committee-an annual non-chair retainer of $10,000; chair annual retainer of $20,000;
o	compensation committee-an annual non-chair retainer of $7,500; chair annual retainer of $15,000; and
o	nominating and corporate governance committee-an annual non-chair retainer of $5,000; chair annual retainer of $10,000.

Each member of our board of directors also is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which he or she serves.

This director compensation policy is currently in effect for directors serving during the year ending December 31, 2023.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common stock as of February 21, 2023 by:

●	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each of our current directors;
●	our principal executive officer and two other most highly compensated executive officers who served during the year ended December 31, 2022, whom, collectively, we refer to as our named executive officers; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Percentage of beneficial ownership is based on 2,025,495 shares of our common stock outstanding as of February 21, 2023, plus an aggregate of 19,350 shares of common stock that were initially held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio equityholders and that will be issued in March 2023, or the Holdback Shares, for a total of 2,044,845 shares of our common stock utilized in the percentage of beneficial ownership calculations below. In addition, shares of common stock subject to options or other rights currently exercisable, or exercisable within 60 days of February 21, 2023, are deemed outstanding and beneficially owned for the purpose of computing the percentage beneficially owned by (i) the individual holding such options, warrants or other rights (but not any other individual) and (ii) the directors and executive officers as a group. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Kala Pharmaceuticals, Inc., 1167 Massachusetts Avenue, Arlington, Massachusetts 02476.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock
5% Stockholders:
Entities affiliated with Baker Bros. Advisors LP(1)	218,427	9.99%
Entities affiliated with Longitude Venture Partners(2)	108,239	5.29%
Integrated Core Strategies (US) LLC(3)	107,200	5.24%
Entities affiliated with Lagunita(4)	103,599	5.07%
Directors and Named Executive Officers:
Mark Iwicki(5)	58,519	2.79%
Todd Bazemore(6)	17,019	*
Kim Brazzell, Ph.D.(7)	17,911	*
Mark S. Blumenkranz, M.D.(8)	107,149	5.24%
Marjan Farid, M.D.	—	*
Andrew I. Koven(9)	1,197	*
C. Daniel Myers(10)	419	*
Robert Paull(11)	727	*
Gregory D. Perry(12)	938	*
Howard B. Rosen(13)	1,964	*
All current executive officers and directors as a group (13 persons)(14)	238,590	11.07%

*Less than one percent

(1)	Based, in part, on a Schedule 13G filed with the SEC on February 14, 2023. Includes 141,614 shares of common stock issuable upon conversion of Series E Preferred Stock directly held by the Funds (as defined below). The Funds hold 53,144 shares of Series E Preferred Stock, each of which is convertible into 100 shares of common stock (subject to adjustment as provided in the Company’s Certificate of Designations) at any time at the option of the holder, provided that the holder will be prohibited, subject to certain exceptions, from converting its Series E Preferred Stock for shares of common stock to the extent that immediately prior to or following such conversion, the holder, together with its affiliates and other attribution parties, would own in excess of 9.99% of the total number of shares of common stock then issued and outstanding after giving effect to such conversion, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to us (collectively, the “Beneficial Ownership Limitation”). Percentage of common stock held based on 2,044,845 shares of common stock outstanding as of February 21, 2023 inclusive of the Holdback Shares to be issued in March 2023, plus 141,614 shares of common stock issuable upon the conversion of the Series E Preferred Stock that are subject to the Beneficial Ownership Limitation. The Schedule 13G was filed jointly by Baker Bros. Advisors LP, Baker Bros. Advisors (GP) LLC, Felix J. Baker and Julian C. Baker. Consists of shares of common stock held by Baker Brother Life Sciences, L.P. (“Life Sciences”) and 667, L.P. (“667”, and together with Life Sciences, the “Funds”) which may be deemed to be indirectly beneficially owned by the reporting persons, as well as shares of common stock that may be acquired upon conversion of Series E Preferred Stock. The address for each of the reporting persons is 860 Washington Street, 3rd Floor, New York, NY 10014.
(2)	Based solely on a Schedule 13D/A filed with the SEC on February 14, 2023. Consists of (a) 57,541 shares of common stock held by Longitude Venture Partners II, L.P. (“LVPII”) and (b) 50,698 shares of common stock held by Longitude Venture Partners IV, L.P. (“LVPIV”). Longitude Capital Partners II, LLC (“LCPII”) is the sole general partner of LVPII and may be deemed to share voting and investment power over the shares held by LVPII. Longitude Capital Partners IV, LLC (“LCPIV”) is the general partner of LVPIV and may be deemed to share voting and investment power with respect to the shares held by LVPIV. Patrick G. Enright and Juliet Tammenoms Bakker are managing members of LCPII and LCPIV and may be deemed to share voting and investment power over the shares held by LVPII and LVPIV. Each of LCPII, LCPIV, Mr. Enright and Ms. Tammenoms Bakker disclaims beneficial ownership of such shares, except to the extent of its, his or her pecuniary interest therein. The address for LVPII and LVPIV is 2740 Sand Hill Road, 2nd Floor, Menlo Park, CA 94025.
(3)	Based solely on a Schedule 13G filed with the SEC on January 17, 2023. The Schedule 13G was jointly filed by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), which reported shared voting and dispositive power with regard to 107,200 shares of common stock, and Millennium Management LLC (“Millennium Management”), Millennium Group Management LLC (“Millennium Group Management”) and Israel A. Englander (“Mr. Englander”), which each reported shared voting and dispositive power with regard to 133,703 shares of common stock, including the 107,200 shares of common stock held by Integrated Core Strategies. The shares of common stock disclosed as potentially beneficially owned by Millennium Management, Millennium Group Management and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management and/or other investment managers that may be controlled by Millennium Group Management (the managing member of Millennium Management) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management). The address for each of the reporting persons is 399 Park Avenue, New York, NY 10022.
(4)	Based, in part, on a Schedule 13D filed with the SEC on November 26, 2021. Consists of (a) 90,721 shares of common stock held by Lagunita Biosciences, LLC (“Lagunita Biosciences”) and 12,099 Holdback Shares issuable to Lagunita Biosciences in March 2023 and (b) 688 shares of common stock held by Garland Investments, L.P. (“Garland”) and 91 Holdback Shares issuable to Garland in March 2023. Lagunita, LLC (“Lagunita”) is the manager of Lagunita Biosciences and Lagunita may be deemed to share voting and dispositive power over the shares held by Lagunita Biosciences. Dr. Blumenkranz, a member of our board, is managing partner of Lagunita and Garland and may be deemed to share voting and dispositive power over the shares held by Lagunita Biosciences and Garland. Dr. Blumenkranz disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address for Lagunita, Lagunita Biosciences, Garland and Dr. Blumenkranz is 1440 O’Brien Drive, Suite D, Menlo Park, CA 94028.
(5)	Consists of (i) 3,759 shares of common stock beneficially owned by Mr. Iwicki and (ii) 54,760 shares of common stock underlying options held by Mr. Iwicki that are exercisable as of February 21, 2023 or will become exercisable within 60 days after such date.
(6)	Consists of (i) 1,852 shares of common stock beneficially owned by Mr. Bazemore and (ii) 15,167 shares of common stock underlying options held by Mr. Bazemore that are exercisable as of February 21, 2023 or will become exercisable within 60 days after such date.
(7)	Consists of (i) 5,552 shares of common stock beneficially owned by Dr. Brazzell and (ii) 12,359 shares of common stock underlying options held by Dr. Brazzell that are exercisable as of February 21, 2023 or will become exercisable within 60 days after such date.
(8)	Consists of (i) the shares described in note 4 above, (ii) 2,783 shares of common stock held by Dr. Blumenkranz, (iii) 371 Holdback Shares issuable to Dr. Blumenkranz in March 2023 and (iv) 396 shares of common stock underlying options held by Dr. Blumenkranz that are exercisable as of February 21, 2023 or will become exercisable within 60 days after such date.

(9)	Consists of shares of common stock underlying options held by Mr. Koven that are exercisable as of February 21, 2023 or will become exercisable within 60 days after such date.
(10)	Consists of shares of common stock underlying options held by Mr. Myers that are exercisable as of February 21, 2023 or will become exercisable within 60 days after such date.
(11)	Consists of (i) 48 shares of common stock owned by Mr. Paull and (ii) 679 shares of common stock underlying options held by Mr. Paull that are exercisable as of February 21, 2023 or will become exercisable within 60 days after such date.
(12)	Consists of shares of common stock underlying options held by Mr. Perry that are exercisable as of February 21, 2023 or will become exercisable within 60 days after such date.
(13)	Consists of (i) 97 shares of common stock owned by Mr. Rosen, (ii) 165 shares of common stock owned by the Rosen/Doherty Revocable Trust Dated June 11, 2001, of which Mr. Rosen is a co-trustee, and (iii) 1,702 shares of common stock underlying options held by Mr. Rosen that are exercisable as of February 21, 2023 or will become exercisable within 60 days after such date.
(14)	Includes (i) 110,433 shares of common stock underlying options that are exercisable as of February 21, 2023 or will become exercisable within 60 days after such date and (ii) 1,656 Holdback Shares issuable in March 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2022. As of December 31, 2022, we had three equity compensation plans, our 2009 Plan, our 2017 Plan and our 2017 ESPP, each of which was approved by our stockholders. We have also made inducement awards to certain new hires, which awards were not approved by our stockholders.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)		Weighted-Average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	207,791	(1)	$252.07	(2)	92,923	(3)(4)(5)
Equity compensation plans not approved by security holders	11,080	(6)	$336.62		—
Total	218,871		$256.35		92,923
(1)	Includes shares of our common stock issuable upon exercise of options to purchase common stock awarded under our 2009 Plan and 2017 Plan and shares of our common subject to outstanding restricted stock units awarded under our 2017 Plan. The number in the table assumes maximum performance for all outstanding unvested performance-based stock options.
(2)	The calculation does not take into account the 8,347 shares of common stock subject to outstanding restricted stock units. Such shares will be issued at the time such awards vest (or upon the earlier of the director’s cessation of service or certain “change in control events”, if a non-employee director elects to defer the receipt of such restricted stock units), without any cash consideration payable for those shares. The number of shares available for issuance under the 2017 Plan, as reflected in this table, assumes maximum performance of outstanding performance-based stock options.
(3)	Includes 77,375 shares of our common stock available for issuance under our 2017 Plan and 15,548 shares of common stock available for issuance under our 2017 ESPP.
(4)	The number of shares of common stock reserved for issuance under the 2017 Plan will be increased on the first day of each fiscal year through January 1, 2027, in amount equal to the lowest of: (i) 71,475 shares of common stock, (ii) 4% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year or (iii) an amount determined by our board of directors. On January 1, 2023, the shares under the 2017 Plan were increased by 68,278 shares pursuant to the annual increase described above.
(5)	The number of shares of our common stock reserved for issuance under the 2017 ESPP will be increased on the first day of each fiscal year through January 1, 2029, in an amount equal to the lowest of: (1) 17,868 shares of common stock, (2) 1% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year or (3) an amount determined by our board of directors. On January 1, 2023, the shares under the 2017 ESPP were increased by 17,069 shares pursuant to the annual increase described above.
(6)	Represents inducement option awards granted to employees in accordance with Nasdaq Listing Rule 5635(c)(4) each with an exercise price equal to closing price of our common stock on the date of grant and vesting over four years with 25% of the shares underlying each option vesting on the first anniversary of the applicable employee’s new hire date and 2.0833% vesting monthly thereafter. Includes inducement option awards to purchase 2,000 shares of our common stock granted on November 15, 2021 to Darius Kharabi.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our general counsel or, if none, to our chief financial officer, or individual performing a similar function. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

●	the related person’s interest in the related person transaction;
●	the approximate dollar value of the amount involved in the related person transaction;

●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
●	whether the transaction was undertaken in the ordinary course of our business;
●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
●	the purpose of, and the potential benefits to us of, the transaction; and
●	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Our audit committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is in our best interests. Our audit committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

●	interests arising solely from the related person’s position as an executive officer of another entity, whether or not the person is also a director of the entity, that is a participant in the transaction where the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and
●	a transaction that is specifically contemplated by provisions of our certificate of incorporation or by-laws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by our compensation committee in the manner specified in the compensation committee’s charter.

With respect to related person transactions, it is the practice of our board of directors to consider the nature of and business reasons for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, our best interests.

Related Person Transactions

In addition to the compensation arrangements with directors and executive officers described elsewhere in this Annual Report on Form 10-K, since January 1, 2021, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates of our directors, executive officers and holders of more than 5% of our voting securities. These transactions were approved in accordance with our Related Person Transaction Policy to the extent required, and we believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Private Placement

On November 28, 2022, we entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with 667, L.P. and Bakers Brothers Life Sciences, L.P., or the Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock, or Series E Preferred Stock, in two tranches for aggregate gross proceeds of up to $31.0 million, which we refer to collectively as the Private Placement. At the first closing of the Private Placement on December 1, 2022, we issued and sold to the Purchasers (i) 76,813 shares of common stock, at a price per share equal to $5.75 and (ii) 9,666 shares of Series E Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $6.0 million. On December 27, 2022, following the certification by our Chief Executive Officer that the U.S. Food and Drug Administration accepted our investigational new drug application for KPI-012, we issued and sold to the Purchasers at a second closing of the Private Placement a total of 43,478 shares of Series E Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $25.0 million.

The Purchasers have certain participation rights. If at any time during the four-year period following the date of the first tranche closing, or the Participation Period, we propose to offer and sell new equity securities in an offering that is conducted pursuant to an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, or in an offering that is registered under the Securities Act that is not conducted as a firm-commitment underwritten offering, then, subject to compliance with securities laws and regulations, we have agreed to offer each Purchaser the right to purchase its pro rata share of the total amount of the new equity securities, subject to certain conditions and limitations. In addition, if during the Participation Period, we propose to offer and sell new equity securities in a firm-commitment underwritten offering registered under the Securities Act, then subject to compliance with securities laws and regulations, we have agreed to use our commercially reasonable efforts to cause the managing underwriters of such offering to contact the Purchasers about potentially participating in such offering and to provide to each Purchaser the opportunity to purchase its pro rata share of such new equity securities, subject to certain conditions and limitations. The participation rights will terminate if the Purchasers are offered the opportunity to participate in an offering pursuant to the participation rights and do not purchase at least 50% of their aggregate pro rata share of the new equity securities offered for sale in such offering.

The Purchasers also have the right to have up to two non-voting observers attend and participate in all Board and committee meetings and, subject to the Purchasers owning directly specified minimum amounts of our common stock, the right to have the Board nominate and recommend for election by the stockholders up to three Purchaser designees to the Board (one designee at 9.9%, two designees at 15.0% and three designees at 25.0%) designated by the Purchasers, provided that at such time as the Purchasers have designated three Board designees, at least one such designee must qualify as an “independent” director under Nasdaq rules and be acceptable to the members of the Board who are not Purchaser designees.

The Purchasers’ participation rights, observer rights and Board designation rights also will terminate at such time as the Purchasers and their affiliates cease to own, in the aggregate, specified minimum amounts of the shares purchased in the Private Placement.

We also agreed that we will not without the prior approval of the requisite Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions.

Combangio Acquisition

On November 15, 2021, we and our newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc., or the Merger Subsidiary, entered into an Agreement and Plan of Merger, or the Merger Agreement, with Combangio and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming a direct wholly owned subsidiary of ours, or the Combangio Acquisition. In connection with the Closing of the Combangio Acquisition, we made an upfront payment of an aggregate of $5.0 million in cash to former Combangio equityholders, subject to customary adjustments, and agreed to issue an aggregate of 155,664 shares of our common stock to the Combangio equityholders with an aggregate value of approximately $16.1 million, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022, or the Initial Shares, and (ii) an aggregate of 19,350 shares of common stock that were held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the former Combangio equityholders and that will be issued in March 2023, or the Holdback Shares. The Combangio equityholders included Dr. Blumenkranz, Mr. Kharabi, Lagunita Biosciences, LLC, of which Dr. Blumenkranz is a managing member, and Garland Investments, L.P., of which Dr. Blumenkranz is a managing member.

In connection with the closing of the Combangio Acquisition, we appointed Dr. Blumenkranz, a then-member of the board of directors of Combangio, to our board of directors, and we appointed Mr. Kharabi, the then-President and Chief Executive Officer of Combangio, as our Chief Business Officer.

The following table sets forth the consideration paid and payable by us to Dr. Blumenkranz, Mr. Kharabi, Lagunita Biosciences, LLC and Garland Investments, L.P. pursuant to the Merger Agreement.

	Cash
	Consideration	Initial Shares Issued	Holdback Shares
Name	at Closing	on January 3, 2022	Issuable in March 2023
Mark S. Blumenkranz	$29,675	2,783(1)	371(1)
Darius Kharabi	$437,703	4,620(2)	1,285(2)
Lagunita Biosciences, LLC (3)	$967,638	90,721(4)	12,099(4)
Garland Investments, L.P.	$7,329	688(5)	91(5)
(1)	In exchange for 2,618,875 shares of Combangio's common stock.
(2)	In exchange for 323,415 shares of Combangio's common stock and for an option to purchase 8,754,216 shares of Combangio's common stock.
(3)	Upon the issuance of the Initial Shares, Lagunita Biosciences, LLC became a holder of more than 5% of our outstanding voting securities.
(4)	In exchange for 85,395,439 shares of Combangio's common stock.
(5)	In exchange for 646,830 shares of Combangio's common stock.

In addition to the foregoing consideration, former equityholders of Combangio are entitled to receive from us contingent consideration in the form of cash and additional shares of our common stock upon the achievement of various milestones. As a result of the dosing of the first patient in our CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023, or the Dosing Milestone, we will pay to the former Combangio equityholders in March 2023 an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,039 shares of our common stock). The remaining amount of $0.1 million in cash will be paid to the former Combangio equityholders in January 2024.

The following table sets forth the consideration as result of the achievement of the Dosing Milestone payable by us to Dr. Blumenkranz, Mr. Kharabi, Lagunita Biosciences, LLC and Garland Investments, L.P. pursuant to the Merger Agreement.

	Cash
	Consideration	Shares	Cash in
Name	in March 2023	in March 2023	January 2024
Mark S. Blumenkranz	$44,528.76	2,013	$2,606.70
Darius Kharabi	$154,347.06	6,977	$9,035.42
Lagunita Biosciences, LLC	$1,451,979.58	65,634	$84,998.37
Garland Investments, L.P.	$10,998.06	497	$643.82

Following payment of the Dosing Milestone, any contingent consideration payable under the Merger Agreement in the future will be paid only in cash.

Registration Rights

We are a party to a registration rights agreement, as amended, with Mr. Iwicki. This registration rights agreement, as amended, provides Mr. Iwicki the right, subject to certain conditions, beginning after January 16, 2018, to request that his shares be covered by a registration statement that we are otherwise filing.

We are a party to a registration rights agreement with the Purchasers in our Private Placement, who are beneficial owners of more than 5% of our common stock. This registration rights agreement provides the Purchasers with certain resale registration rights with respect to the 76,813 shares of common stock issued in the Private Placement, the 5,314,400 shares of common stock issuable upon conversion of the Series E Preferred Stock issued in the Private Placement and any other shares of our common stock held by the Purchasers.

Indemnification Agreements

Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of our directors and officers.

Board Determination of Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934 and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Securities Exchange Act of 1934. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In April 2022, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each then-sitting director, including Gregory Grunberg, who served as a director during 2022 until his term expired at our 2022 annual meeting of stockholders. In October 2022, our board of directors undertook a similar review of the independence of Marjan Farid, who joined our board of directors in October 2022. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors determined that each of our directors, with the exception of Mark Iwicki, is an “independent director” as defined under applicable Nasdaq rules. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Iwicki is not an independent director under these rules because he is our Chief Executive Officer.

Item 14.       Principal Accountant Fees and Services

Audit Fees and Services

Deloitte was our independent registered public accounting firm for the years ended December 31, 2022 and December 31, 2021. The following table summarizes the fees Deloitte billed to us for the last two fiscal years. All such services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

	Years Ended December 31,
Fee Category	2022	2021
Audit Fees(1)	$782,094	$866,480
Audit-Related Fees	—	—
Tax Fees(2)	158,475	147,808
All Other Fees(3)	1,895	1,895
Total Fees	$942,464	$1,016,192
(1)	Audit fees consist of fees billed for professional services rendered by Deloitte & Touche LLP for the audits of our annual consolidated financial statements, the reviews of our interim consolidated financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements, including, our registration statements.
(2)	Tax fees consist of fees for professional services with respect to tax compliance, tax advice and tax planning.
(3)	All other fees include fees and expenses for services which do not fall within the categories described above. All other fees consisted of a subscription to Deloitte & Touche LLP’s Accounting and Research Tool.

Pre-approval Policies and Procedures

The audit committee of our board of directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless either the service is approved in advance by the audit committee, or the engagement to render the service is entered into pursuant to the audit committee’s pre-approval policies and procedures. In 2020, the audit committee delegated to its chair the authority to pre-approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. By the terms of this delegated authority, the chair must be report on any such approval of services pursuant to such authority at the first regularly scheduled meeting of the audit committee following such approval. The audit committee does not delegate its responsibility to approve services performed by the independent auditor to any member of management.

The standard applied by the audit committee, or the chair of the audit committee, in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

Part IV

Item 15.       Exhibits and Financial Statement Schedules

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

2.1#

Agreement and Plan of Merger, dated as of November 15, 2021, by and among the Registrant, Ceres Merger Sub, Inc., Combangio, Inc. and, solely in its capacity as Combangio Equityholder Representative, Fortis Advisors LLC. (incorporated by reference to Exhibit 2.1 of the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 15, 2021)

2.2#

Asset Purchase Agreement, by and between the Registrant, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on May 23, 2022)

3.1*

Restated Certificate of Incorporation of the Registrant, as amended as of November 28, 2022, including Certificate of Designation of the Series D Preferred Stock of Registrant, Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Preferred Stock of Registrant, Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock of Registrant

3.2		Amended and Restated By laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on November 8, 2022
4.1	*	Specimen Stock Certificate evidencing the shares of common stock
4.2

Third Amended and Restated Registration Rights Agreement of the Registrant dated April 6, 2016, as amended by Amendment No. 1 dated December 13, 2017, of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on February 25, 2021)

4.3*		Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act
4.4		Form of Series E Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 28, 2022)

Exhibit Number	Description of Exhibit
4.5*	Registration Rights Agreement, dated March 2, 2023, by and among the Registrant and the persons party thereto
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
10.11#

Exclusive License Agreement, dated October 11, 2019, by and between Combangio, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 29, 2022)

10.12+

Inducement Stock Option Agreement by and between the Registrant and Eric L. Trachtenberg (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 9, 2018)

10.13+

Letter Agreement, dated March 25, 2018, by and between the Registrant and Eric L. Trachtenberg (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 9, 2018)

10.14+

Amended and Restated Letter Agreement, dated September 10, 2015, by and between the Registrant and Mark Iwicki, as amended by the First Amendment, dated September 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on November 7, 2017)

10.15+

Letter Agreement, dated November 6, 2017, by and between the Registrant and Todd Bazemore (incorporated by reference to Exhibit 10.12 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on April 2, 2018)

10.16+

Amended and Restated Letter Agreement, dated May 10, 2016, by and between the Registrant and Kim Brazzell (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.17+	Form of Amendment to Offer Letters (incorporated by reference to Exhibit 10.30 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 12, 2019)
10.18+

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

10.19	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on October 2, 2018)

Exhibit Number	Description of Exhibit
10.20#

Loan and Security Agreement, dated May 4, 2021, by and among the Registrant and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on May 5, 2021)

10.21#

First Amendment to Loan and Security Agreement, dated November 15, 2021, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 11, 2022)

10.22

Second Amendment to Loan and Security Agreement, dated May 21, 2022, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 11, 2022)

10.23

Third Amendment to Loan and Security Agreement, dated December 27, 2022, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 27, 2022)

10.24

Securities Purchase Agreement, dated November 28, 2022, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on November 28, 2022)

10.25

Open Market Sale AgreementSM, dated as of January 19, 2023, by and between Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on January 19, 2023)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
99.1*	Unaudited Pro Forma Financial Statements and accompanying notes for the year ended December 31, 2022
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*     Filed herewith.

** Furnished herewith.

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

KALA PHARMACEUTICALS, INC.

Dated: March 3, 2023	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Iwicki Mark Iwicki	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2023

/s/ Mary Reumuth Mary Reumuth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2023

/s/ Mark S. Blumenkranz Mark S. Blumenkranz, M.D.	Director	March 3, 2023

/s/ Marjan Farid Marjan Farid, M.D.	Director	March 3, 2023

/s/ Andrew I. Koven Andrew I. Koven	Director	March 3, 2023

/s/ C. Daniel Myers
C. Daniel Myers	Director	March 3, 2023

/s/ Robert Paull Robert Paull	Director	March 3, 2023

/s/ Gregory Perry Gregory Perry	Director	March 3, 2023

/s/ Howard B. Rosen Howard B. Rosen	Director	March 3, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kala Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kala Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Sale of Commercial Business to Alcon - Refer to Note 1 and Note 3 to the financial statements

Critical Audit Matter Description

On July 8, 2022, the Company sold the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the Company’s AMPPLIFY Drug Delivery Technology (collectively, the “Commercial Business”) to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC (together referred to as “Alcon”), (the “Alcon Transaction”). The Company received an upfront cash payment of $60 million and is eligible to receive from Alcon up to four commercial-based sales milestone payments totaling up to $325 million. The

Company has determined that the disposition of the Commercial Business does not qualify for reporting as a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

In connection with the Alcon Transaction, Alcon may purchase any remaining inventory owned by the Company (“Remaining Inventory”) at an agreed upon discounted price. The Company deferred a portion of the upfront consideration related to the discounted pricing on the Remaining Inventory. Determining the recoverability of the Remaining Inventory requires management to make significant assumptions and estimates on future purchases of inventory by Alcon.

We identified the Company’s accounting for the Alcon Transaction that included: (1) the overall accounting presentation as continuing operations (2) the recognition of a gain and (3) the recoverability of the Remaining Inventory as our critical audit matter given the extent of effort and high degree of auditor judgement, including the involvement of specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the Alcon Transaction and the recoverability of the Remaining Inventory included the following, among others:

●	We obtained and reviewed the Alcon Transaction agreements to evaluate the reasonableness of the methodology management used to record the transaction, including the recognition of a gain.

●	With the assistance of professionals with specialized skill and knowledge, we evaluated management’s assessment of the discontinued operations criteria, including the quantitative and qualitative factors surrounding the qualification for discontinued operations treatment.

●	We evaluated the reasonableness of management’s methodology, significant assumptions and estimates used to determine the estimate of future purchases of the Remaining Inventory by Alcon and tested the accuracy of the data utilized in the estimates for INVELTYS and EYSUVIS, including expiration dates, industry data and activity subsequent to December 31, 2022.

●	We made inquiries of management and tested the mathematical accuracy of management's significant assumptions and estimates.

●	We evaluated the accuracy and completeness of management’s disclosure for the Alcon Transaction.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 3, 2023

We have served as the Company's auditor since 2013.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70,495	$92,136
Short-term restricted cash	—	2,042
Accounts receivable, net	195	15,345
Inventory	—	8,639
Prepaid expenses and other current assets (Note 7)	7,657	6,204
Current assets held for sale (Note 4)	7,595	—
Total current assets	85,942	124,366
Non-current assets:
Property and equipment, net	400	2,722
Long-term inventory	—	9,578
Right-of-use assets	16	1,299
Restricted cash and other long-term assets	462	1,462
Total assets	$86,820	$139,427
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,832	$4,899
Accrued expenses and other current liabilities	8,910	20,986
Deferred gain on sale of commercial business	4,189	—
Current portion of lease liabilities	13	711
Current portion of long-term debt	5,000	—
Current portion of contingent consideration	4,146	3,817
Current portion of deferred purchase consideration	595	7,009
Total current liabilities	25,685	37,422
Long-term liabilities:
Long-term lease liabilities	—	548
Long-term debt	37,937	78,929
Long-term contingent consideration	4,224	4,841
Long-term deferred purchase consideration	—	883
Total long-term liabilities	42,161	85,201
Total liabilities	67,846	122,623
Commitments and Contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 53,144 and 0 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 1,706,971 and 1,322,464 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2	1
Additional paid-in capital	606,182	559,191
Accumulated deficit	(587,210)	(542,388)
Total stockholders' equity	18,974	16,804
Total liabilities and stockholders' equity	$86,820	$139,427

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2022	2021

Product revenues, net	$3,892	$11,240
Costs and expenses:
Cost of product revenues	2,560	4,097
Selling, general and administrative	65,035	105,061
Research and development	17,653	11,515
Acquired in-process research and development	—	26,617
Loss (gain) on fair value remeasurement of deferred purchase consideration	638	(5,805)
Gain on fair value remeasurement of contingent consideration	(288)	—
Total costs and expenses	85,598	141,485
Loss from operations	(81,706)	(130,245)
Other income (expense):
Interest income	664	104
Interest expense	(7,266)	(8,380)
Loss on extinguishment of debt	(2,583)	(5,395)
Gain on sale of commercial business	46,995	—
Gain on lease modification	—	1,311
Other income (expense), net	(926)	—
Total interest and other income (expense)	36,884	(12,360)
Net loss	$(44,822)	$(142,605)
Net loss per share attributable to common stockholders—basic and diluted	$(29.48)	$(108.32)
Weighted average shares outstanding—basic and diluted	1,520,611	1,316,495

Net loss	$(44,822)	$(142,605)
Other comprehensive loss:
Change in unrealized gains on investments	—	(4)
Total other comprehensive loss	—	(4)
Total comprehensive loss	$(44,822)	$(142,609)

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Mezzanine Equity		Stockholders' Equity
								Accumulated
	Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	—	$—	—	$—	1,190,763	$1	$499,773	$4	$(399,783)	$99,995
At the market offering, net of offering costs of $1,176	—	—	—	—	115,204	—	41,232	—	—	41,232
Exercise of stock options	—	—	—	—	1,778	—	248	—	—	248
Issuance of common stock for vested restricted stock units	—	—	—	—	9,204	—	1	—	—	1
Issuance of common stock under employee stock purchase plan	—	—	—	—	5,515	—	1,337	—	—	1,337
Stock-based compensation expense	—	—	—	—	—	—	16,600	—	—	16,600
Change in fair value of investments	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(142,605)	(142,605)
Balance as of December 31, 2021	—	$—	—	$—	1,322,464	$1	$559,191	$—	$(542,388)	$16,804
At the market offering, net of offering costs $29	—	—	—	—	148,461	1	1,036	—	—	1,037
Exercise of stock options	—	—	—	—	102	—	3	—	—	3
Issuance of common stock for vested restricted stock units	—	—	—	—	9,026	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	13,791	—	298	—	—	298
Issuance of common stock to satisfy deferred purchase consideration	—	—	—	—	136,314	—	7,936	—	—	7,936
Issuance of redeemable Series D preferred stock	73,208	—	—	—	—	—	—	—	—	—
Redemption of redeemable Series D preferred stock	(73,208)	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of issuance cost of $3	—	—	—	—	76,813	—	438	—	—	438
Issuance of convertible Series E preferred stock and Second Closing Right, net of issuance costs of $43	—	—	9,666	—	—	—	5,515	—	—	5,515
Issuance of convertible Series E preferred stock upon settlement of Second Closing Right, net of issuance costs of $194	—	—	43,478	—	—	—	24,807	—	—	24,807
Stock-based compensation expense	—	—	—	—	—	—	6,958	—	—	6,958
Net loss	—	—	—	—	—	—	—	—	(44,822)	(44,822)
Balance as of December 31, 2022	—	$—	53,144	$—	1,706,971	$2	$606,182	$—	$(587,210)	$18,974

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,822)	$(142,605)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	537	975
Non-cash operating lease cost	439	1,335
Gain on sale of commercial business	(46,995)	—
Loss on extinguishment of debt	2,583	5,395
Gain on lease modification	—	(1,311)
Acquired in-process research and development	—	26,617
Loss (gain) on fair value remeasurement of deferred purchase consideration	638	(5,805)
Gain on fair value remeasurement of contingent consideration	(288)	—
Amortization of debt discount and other non-cash interest	1,425	1,519
Stock-based compensation	7,008	16,088
Other non-cash losses, net	76	173
Change in operating assets and liabilities:
Accounts receivable	15,138	(5,756)
Prepaid expenses and other current assets	(2,009)	(2,859)
Inventory	1,708	(6,257)
Accounts payable	(2,076)	3,231
Accrued expenses and other current liabilities	(11,926)	1,714
Lease liabilities and other long-term liabilities	(344)	(689)
Net cash used in operating activities	(78,908)	(108,235)
Cash flows from investing activities:
Cash paid for acquisition of in-process research and development, net of cash acquired	—	(4,653)
Proceeds from sale of commercial business, net of transaction costs	62,908	—
Purchases of property and equipment and other assets	(313)	(886)
Proceeds from sale of property and equipment	114	92
Purchases of short-term investments	(4,992)	—
Proceeds from sales or maturities of short-term investments	5,000	76,250
Net cash provided by investing activities	62,717	70,803
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs of $2,218	—	77,782
Payment of principal, prepayment premium and final payment fee on debt	(40,000)	(78,010)
Proceeds from issuance of common stock and Series E preferred stock, net of transaction costs of $240	30,760	—
Proceeds from common stock offerings, net of offering costs	1,036	41,232
Payment of principal on finance lease	(39)	(35)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	301	1,585
Net cash (used in) provided by financing activities	(7,942)	42,554
Net (decrease) increase in cash, cash equivalents and restricted cash:	(24,133)	5,122
Cash, cash equivalents and restricted cash at beginning of period	94,878	89,756
Cash, cash equivalents and restricted cash at end of period	$70,745	$94,878
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$70,745	$94,878
Less restricted cash (Notes 10 and 11)	(250)	(2,742)
Cash and cash equivalents at end of period	$70,495	$92,136

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$9	$139

Supplemental disclosure:
Cash paid for interest	$5,958	$6,837
Right-of-use assets obtained in exchange of operating lease obligations	424	1,210

The accompanying notes are an integral part of these consolidated financial statements.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1: Nature of Business

Nature of Business— Kala Pharmaceuticals, Inc. (the “Company”) was incorporated on July 7, 2009, and is a clinical-stage biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the eye.

On November 15, 2021, the Company and its newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc. (the “Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Combangio, Inc. (“Combangio”) and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming a direct wholly owned subsidiary of the Company (the “Combangio Acquisition”). In connection with the Combangio Acquisition, the Company acquired Combangio’s mesenchymal stem cell secretomes (“MSC-S”) platform, including its lead product candidate for the treatment of persistent corneal epithelial defects (“PCED”), which the Company now refers to as KPI-012. PCED is a rare disease of impaired corneal healing. The Company submitted an investigational new drug application, (“IND”) to the U.S. Food and Drug Administration, (“FDA”), which was accepted in December 2022. In February 2023, the Company dosed its first patient in the CHASE (“Corneal Healing After SEcretome therapy”) Phase 2b clinical trial of KPI-012 for PCED in the United States. The Company expects to commercialize in the United States any of its product candidates that receive marketing approval.

In connection with the determination to focus its research and development efforts on KPI-012, in 2022, the Company ceased the development of its preclinical pipeline programs that are unrelated to its MSC-S platform, including the development of KPI-287, its receptor tyrosine kinase inhibitor, and its selective glucocorticoid receptor modulators.

The Company previously developed and commercialized two marketed products, EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products applied a proprietary mucus-penetrating particle drug delivery technology, which the Company referred to as the AMPPLIFY® Drug Delivery Technology. On July 8, 2022, the Company closed the transaction (the “Alcon Transaction”), contemplated by the asset purchase agreement, dated as of May 21, 2022 (the “Asset Purchase Agreement”), by and between the Company, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC (together referred to as “Alcon”), pursuant to which Alcon purchased the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the Company’s AMPPLIFY Drug Delivery Technology (collectively, the “Commercial Business”). Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction. See Note 3, “Acquisitions and Divestitures”, for additional information about the Alcon Transaction.

The Company’s success is dependent upon its ability to develop, obtain regulatory approval for and commercialize KPI-012 and any other product candidate it may develop in the future, the success of its research and development efforts, whether it receives any commercial-based sales milestone payments from Alcon, its ability to raise additional capital when needed and, ultimately, attain profitable operations.

Refer to Note 3, “Acquisitions and Divestitures”, for further discussion of the Combangio Acquisition.

Reverse Stock Split— On October 20, 2022, the Company effected a 1-for-50 reverse stock split of the Company’s shares of common stock either issued and outstanding or held by the Company as treasury stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 50 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

value per share. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of common stock under the Company’s Restated Certificate of Incorporation, as amended, remained unchanged at 120,000,000 shares. All historical share and per share amounts reflected throughout these financial statements have been adjusted to reflect the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options and warrants, and the number of shares of common stock reserved for future issuance under the Company’s 2017 Equity Incentive Plan and Employee Stock Purchase Plan.

Recent Financings—On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement (the “Amended and Restated Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could issue and sell, from time to time, up to an aggregate of $75,000 of its common stock in an at-the-market equity offering (the “ATM Offering”) through Jefferies, as a sales agent. During the year ended December 31, 2021, the Company issued and sold 115,205 shares of its common stock under its ATM Offering pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $41,232. During the year ended December 31, 2022, the Company issued and sold an additional 148,461 shares of its common stock under its ATM Offering pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $1,036. As of December 31, 2022, there were $10,278 of shares of common stock remaining under the ATM Offering, and excluding these shares of common stock, there was approximately $275,000 of securities available to be issued under the 2020 Shelf Registration.

From January 1, 2023 through January 10, 2023, the Company issued and sold an additional 245,887 shares of its common stock under its ATM Offering resulting in net proceeds of $9,995. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when the Company completed the sale of $75,000 of its shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, the Company had sold an aggregate of 565,974 shares of its common stock under such agreement for aggregate gross proceeds of $75,000. On January 19, 2023, the Company entered into an Open Market Sale Agreement with Jefferies (the “Open Market Sale Agreement”), pursuant to which the Company may issue and sell, from time to time, shares its common stock under an ATM Offering. The Company filed a prospectus supplement relating to the Open Market Sale Agreement under its 2020 Shelf Registration, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $40,000 under the Open Market Sale Agreement. Through the date of filing of this Annual Report on Form 10-K, the Company sold 69,974 shares of its common stock under its ATM Offering pursuant to the Open Market Sale Agreement, resulting in net proceeds of $1,386. In the aggregate, subsequent to December 31, 2022 through the date of filing of this Annual Report on Form 10-K, the Company sold 315,861 shares of its common stock in ATM Offerings pursuant to the Amended and Restated Sales Agreement and the Open Market Sale Agreement for total net proceeds of $11,381.

On November 28, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of common stock of the Company and shares of Series E Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series E Preferred Stock”), in two tranches for aggregate gross proceeds of up to $31,000 (collectively, the “Private Placement”). Pursuant to the Securities Purchase Agreement, on December 1, 2022 the Company issued and sold to the Purchasers at the first closing of the Private Placement, (i) 76,813 shares of common stock, at a price per common share equal to $5.75 and (ii) 9,666 shares of Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $6,000. On December 27, 2022, following the certification by the Chief

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Executive Officer of the Company that the FDA accepted the Company’s IND for KPI-012, the Company issued and sold to the Purchasers at a second closing of the Private Placement a total of 43,478 Preferred Shares, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $25,000. Costs incurred in connection with the Private Placement were $240, which have been recorded as a reduction to additional paid-in capital.

Refer to Note 11, “Debt” for a discussion of debt financing activity.

COVID-19 – In order to safeguard the health of its employees from COVID-19 the Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state and local governments, regarding working-from-home practices for non-essential employees.

The Company does not know the extent to which the COVID-19 pandemic will impact its development of KPI-012 or any other product candidate it develops. In addition, government restrictions have at times led to moratoria on elective ocular surgeries in many jurisdictions, which had significantly reduced the demand for INVELTYS, which is indicated for the treatment of post-operative inflammation and pain following ocular surgery. The COVID-19 pandemic had negatively impacted the Company’s revenues from INVELTYS. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and the Company believes the pandemic impacted the launch of EYSUVIS. The Company cannot predict whether the COVID-19 pandemic will impact Alcon’s ability to commercialize EYSUVIS and INVELTYS, and as a result, it cannot be certain whether the COVID-19 pandemic might adversely affect when the Company may receive milestone payments from Alcon, which milestone payments the Company may receive and if the Company will receive any milestone payments at all. Any impact of COVID-19 on Alcon’s commercialization efforts of EYSUVIS and INVELTYS, the Company’s development of KPI-012 and any other product candidate it may develop in the future and the Company’s operational and financial performance will depend on certain developments, including the length and severity of the pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and treatments, and the impact of the foregoing on employees, vendors and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

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

Basis of Presentation—The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022 and has incurred recurring losses and negative cash flows from operations, including a net loss of $44,822 and $142,605, for the years ended December 31, 2022 and 2021, respectively, and used cash in operations of $78,908 and $108,235, in the years ended December 31, 2022 and 2021, respectively. The Company has financed its operations to date primarily through proceeds from its initial public offering of common stock (“IPO”), follow-on public offerings of common stock and sales of its common stock under its ATM Offering facility, private placements of common stock and preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (the “Loan Agreement”), convertible promissory notes and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of its Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. The Company expects to continue to incur significant expenses and operating losses. Net losses may fluctuate from quarter-to-quarter and year-to-year.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company expects that its cash and cash equivalents as of December 31, 2022 will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least 12 months from the date these consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.

Use of Estimates— The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions relied upon in preparing these consolidated financial statements relate to, but are not limited to, revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, contingent consideration and acquired in-process research and development (“IPR&D”), stock-based compensation, accrued expenses, deferred purchase consideration, contingent consideration, assets held for sale and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

Product Revenues, Net— Following the sale of its Commercial Business to Alcon in July 2022, the Company no longer has any commercial products in its portfolio. The Company sold EYSUVIS for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS, its topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery, primarily to wholesalers in the United States (“Customers”). These Customers subsequently resold the Company’s products to specialty and other retail pharmacies. In addition to agreements with Customers, the Company entered into arrangements with third-party payors that provided for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of its products.

The Company accounted for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. The Company performed the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognized revenue when it was probable that it would collect the consideration to which it was entitled in exchange for the goods or services that would be transferred to the customer.

Performance Obligations

The Company determined that performance obligations were satisfied and revenue was recognized when a customer took control of the Company’s products, which occurred at a point in time. This generally occurred upon delivery of the products to customers, at which point the Company recognized revenue and recorded accounts receivable. Payment was typically received 70 to 90 days after satisfaction of the Company’s performance obligations.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Transaction Price and Variable Consideration

Revenue was measured as the amount of consideration the Company expected to receive in exchange for transferring products to a customer (“transaction price”). The transaction price for product sales included variable consideration related to chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns. The Company estimated the amount of variable consideration that should have been included in the transaction price. These estimates took into consideration a range of possible outcomes that were probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. These provisions reflected the Company’s best estimates of the amount of consideration to which it was entitled based on the terms of the contract. The amount of variable consideration that was included in the transaction price may be constrained and was included in net sales only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized would not occur in a future period. In general, performance obligations did not include any estimated amounts of variable consideration that were constrained. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the years ended December 31, 2022 and 2021:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of January 1, 2021	$1,157	$600	$4,904
Provision related to current period sales	9,443	973	48,007
Changes in estimate related to prior period sales	44	1,338	(646)
Credit/payments made	(7,972)	(1,771)	(40,985)
Balance as of December 31, 2021	$2,672	$1,140	$11,280
Provision related to current period sales	5,005	291	28,915
Changes in estimate related to prior period sales	(47)	(24)	(200)
Credit/payments made	(7,619)	(889)	(39,223)
Balance as of December 31, 2022	$11	$518	$772
(1)	Trade discounts, allowances and chargebacks included fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks were deducted from gross revenue at the time revenues were recognized and were recorded as a reduction to accounts receivable on the Company’s consolidated balance sheets.
(2)	Estimated provisions for product returns were deducted from gross revenues at the time revenues were recognized and were included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
(3)	Rebates and incentives included managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts were deducted from gross revenues at the time revenues were recognized and were included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

As of December 31, 2022 and 2021, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

The Company recorded no allowance for doubtful accounts as of December 31, 2022 or December 31, 2021. The Company recorded an allowance of $11 and $2,672 for expected sales discounts, related to prompt pay discounts and other discounts, contractual fee for service arrangements and chargebacks, to wholesalers and distributors as of December 31, 2022 and December 31, 2021, respectively.

Acquired IPR&D—A key provision within ASC 805, Business Combinations, is the single or similar asset threshold. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired set is not a business. In evaluating the Combangio Acquisition, the Company concluded that substantially all of the fair value of the gross assets acquired was concentrated in a single asset, KPI-012, and the Company accounted for the transaction as an asset acquisition.

Acquired IPR&D expense consists of the initial up-front payments and any future milestone payments that are recorded at fair value incurred in connection with the acquisition or licensing of product candidates that do not meet the definition of a business. Acquired IPR&D is expensed immediately in the period in which it is incurred. For the year ended December 31, 2021, the Company recorded an expense for the IPR&D acquired in the Combangio Acquisition of $26,617 as there was no alternative future use.

Contingent Consideration—In addition to upfront consideration and Deferred Purchase Consideration (as defined below) (see Note 3), the Company’s asset acquisitions may also include contingent consideration payments to be made for future milestone events. The Company assesses whether such contingent consideration is required to be recorded at fair value on the date of the acquisition and subsequently remeasured to fair value at each reporting date. Contingent consideration payments in an asset acquisition not required to be accounted for at fair value are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Changes to contingent consideration obligations can result from changes to discount rates, accretion of the liability due to the passage of time, changes in the Company’s estimates of the likelihood or timing of achieving certain milestones. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss.

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

Cash and Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, if any, and accounts receivable. Periodically, the Company maintains cash, cash equivalents, short-term investments in accredited financial institutions in excess of federally insured limits. The Company deposits its cash, cash equivalents, short-term investments, if any, in financial institutions that it believes have high credit quality and has not experienced any losses

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company’s accounts receivable balance as of December 31, 2022 was de minimis. Three Customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2021. These Customers comprised 44%, 31% and 24% of the accounts receivable balance, respectively, as of December 31, 2021. To date, losses with respect to the collection of the Company’s accounts receivable have been de minimis and the Company believes that its entire accounts receivable balances is collectible as of December 31, 2022. The same three Customers comprised 10% or more of the Company’s revenue during the years ended December 31, 2022 and 2021. These Customers comprised 47%, 28% and 21% of revenue, respectively, during the year ended December 31, 2022 and 48%, 29% and 22% of revenue, respectively, during the year ended December 31, 2021. The Company has no financial instruments with off-balance sheet risk of loss.

Cash Equivalents—The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Restricted Cash—As of December 31, 2022, the Company had long-term restricted cash of $250. As of December 31, 2021, the Company had short-term restricted cash of $2,042, which represented cash held to serve as collateral for its former facility lease in Watertown, Massachusetts (see Note 10) and long-term restricted cash of $700 which primarily represented cash held to serve as collateral for its vehicle fleet lease (see Note 10).

Investments—The Company determines the appropriate classification of its investments at the time of purchase. The Company’s investments are classified as available-for-sale in accordance with ASC Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Investments are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

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

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The Company did not record any such impairments during the years ended December 31, 2022 or 2021.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, including quality control and assurance reserves for defective inventories, and also writes-down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. The determination of whether inventory costs will be realizable requires estimates by management. Prior to the sale of the Commercial Business in July 2022, such impairment charges were recorded within cost of product revenues, unless associated with samples inventory, in which case the charges were recorded to selling, general and administrative expense. Following the sale of the Commercial Business, any adjustments to the Remaining Inventory are recorded within other expense in the consolidated statements of operations and comprehensive loss. Following the sale of the Commercial Business, the only customer for the Company’s current inventory is Alcon. If Alcon does not purchase any additional inventory, the remaining inventory balance, net of the deferred gain on sale of the Commercial Business, will be recorded to other expense in the consolidated statements of operations and comprehensive loss.

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

Assets Held for Sale—The Company classifies its long-lived assets to be sold as held for sale, as specified by ASC 360, Property, Plant, and Equipment, in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation and amortization expense on long-lived assets. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

As of December 31, 2022, certain assets, including EYSUVIS and INVELTYIS inventory, met the criteria to be classified as held for sale. Fair value was determined based on the estimated proceeds from the sale of the assets. The Company reclassified the inventory and property and equipment, which had a combined net realizable value of $7,595, to current assets held for sale on the consolidated balance sheet as of December 31, 2022. See Note 4, “Assets Held for Sale”, for additional information. There were $211 of property and equipment, net that met the criteria for classification as held for sale as of December 31, 2021, which were classified in prepaid expenses and other current assets.

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

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company’s facilities operating leases had lease and non-lease components which the Company has elected to use the practical expedient and account for each lease component and related non-lease component as one single component. The lease component resulted in a right-of-use asset being recorded on the consolidated balance sheets and amortized as lease expense on a straight-line basis to the consolidated statements of operations and comprehensive loss.

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

Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2022 and 2021, advertising expenses were $11,249 and $11,692, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, the assets are recorded at the lesser of the carrying value or fair value. For the years ended December 31, 2022 and 2021, impairment charges recorded were de minimis.

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

Net Loss per Share Attributable to Common Stockholders—The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no contractual obligation to share in losses. For all periods presented, the two-class method was not applicable.

Basic net loss per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants, the issuance of unvested RSUs and PSUs and convertible preferred stock using the if-converted method.

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021. (See Note 15).

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on our company’s consolidated financial statements.

Note 3: Acquisitions and Divestitures

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

Pursuant to the Asset Purchase Agreement, on July 8, 2022, the Company entered into supply and commercial agreements under which the Company agreed to supply EYSUVIS and INVELTYS to Alcon and distribute EYSUVIS and INVELTYS to third-party customers of the Commercial Business on behalf of Alcon for a period of six months following the closing of the Alcon Transaction, subject to early termination. In addition, the Company entered into a transition services agreement under which the Company agreed to provide certain transition services to Alcon on a cost-plus pricing arrangement for up to six months following the closing of the Alcon Transaction. Pursuant to the supply agreement, Alcon purchased from the Company, at the closing of the Alcon Transaction, $5,027 of EYSUVIS and INVELTYS inventory on-hand at the Company. Together, the supply, commercial and transition services agreements are referred to herein as the “Transition Agreement.”

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company has determined that the disposition of these assets does not qualify for reporting as a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. During the year ended December 31, 2022, the Company recognized a net gain on the sale of the Commercial Business as follows:

Gross consideration from the sale of the Commercial Business	$65,027
Closing and transaction costs	2,119
Net proceeds from the sale of the Commercial Business	62,908
Book value of assets transferred
Inventories	8,915
Prepaid expenses and other current assets	556
Property and equipment, net	1,819
Other long-term assets	434
Total book value of assets transferred	11,724
Gain on sale of Commercial Business	51,184
Deferred gain on sale of Commercial Business	4,189
Net gain on sale of Commercial Business	$46,995

Alcon may purchase any remaining inventory owned by the Company (“Remaining Inventory”) at an agreed upon discounted price. As the overall components of the Alcon Transaction should be reflected at fair value, the Company has deferred a portion of the gross consideration related to the discounted pricing on the Remaining Inventory. The deferred gain on the sale of the Commercial Business of $4,189 was recorded on the consolidated balance sheet as of the transaction date as deferred gain on sale of Commercial Business and will be reduced at the time of recoverability of the Remaining Inventory.

The Company collected on behalf of Alcon for revenue generated by sales of EYSUVIS and INVELTYS from July 8, 2022 through the transition period and the Company transferred all cash generated by such sales to Alcon as of December 31, 2022.

As of December 31, 2022, the receivables due from Alcon for reimbursement for services performed under the Transition Agreement and invoices processed on Alcon’s behalf were $1,418 and $3,618, respectively. The Company also has receivables due from Alcon for Remaining Inventory sold and other amounts due as of December 31, 2022 of $358 for a total receivable due from Alcon of $5,394 included in prepaid and other current assets on the consolidated balance sheet as of December 31, 2022. The Company also has $26 of receivables due from third parties in connection with the Transition Agreement. The Company recorded income from the Transition Agreement of $3,611 which is presented in other income on the consolidated statement of operations for the year ended December 31, 2022 and which offsets $3,533 of operating expenses related to the Transition Agreement captured within loss from operations. The Company’s consolidated balance sheet as of December 31, 2022 reflected an additional $3,981 in payables to third parties of which $1,737 was included within accounts payable and $2,244 was included within accrued expenses and other current liabilities related to invoices the Company is obligated to pay on Alcon’s behalf. As of December 31, 2022, the Company has a net receivable due from Alcon and third parties in connection with the Transition Agreement of $1,439.

Acquisition of Combangio, Inc.

In connection with the closing of the Combangio Acquisition on November 15, 2021 (the “Closing”), the Company made an upfront payment of an aggregate of $5,000 in cash to former Combangio stockholders and other equityholders (the “Combangio Equityholders”), subject to customary adjustments, and agreed to issue an aggregate of 155,664 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to the Combangio

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Equityholders with an aggregate value of approximately $16,123, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022 (the “Upfront Shares”) and (ii) an aggregate of 19,350 shares of common stock that were initially held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders (the “Holdback Shares”) and that will be issued in March 2023 upon escrow release (the “Escrow Release Date). The aggregate value of the Deferred Purchase Consideration was calculated using the closing price of the Company’s common stock on The Nasdaq Global Select Market on November 12, 2021, the last trading day prior to the Closing.

In addition, pursuant to the Merger Agreement, the Combangio Equityholders are entitled to receive from the Company up to $105,000 in payments that are contingent upon the achievement of specified development, regulatory and commercialization milestones (the “Contingent Consideration”) and are payable in cash and shares of the Company’s common stock, subject to the Share Cap (as defined below). If the issuance of the Deferred Purchase Consideration or any contingent consideration payable in shares of the Company’s common stock (the “Contingent Stock Consideration”) would result in the aggregate number of shares of common stock issued under the Merger Agreement equaling or exceeding 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to the closing (the “Share Cap”), then the Company will be required to pay the portion of such consideration in excess of the Share Cap in cash. The portion of any payment of Contingent Consideration payable in cash is referred to as “Contingent Cash Consideration”.

Upon dosing of the first patient in the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “Dosing Milestone”), the Company became obligated to pay to the former Combangio Equityholders an aggregate of $2,500 in cash and $2,354 in shares of our common stock (representing an aggregate of 105,039 shares of the Company’s common stock) which will be made in March 2023 and will pay the remaining amount due for the Dosing Milestone of $146 in January 2024. Upon payment of the Dosing Milestone, the Company reached the Share Cap and any Contingent Consideration payable under the Merger Agreement in the future will be paid only in cash.

Subject to the terms and conditions of the Merger Agreement, the former Combangio Equityholders, are entitled to receive from the Company the following remaining Contingent Consideration in cash:

●	(i) $5,000 would become payable upon the first patient dosed with any product candidate whose active ingredient comprises one or more biological factors secreted by MSCs or their progenitors, including KPI-012 (the “Product Candidate”) in a pivotal clinical trial, (ii) $12,500 payable upon regulatory approval by the FDA of marketing and sale of a Product Candidate in the United States, subject to certain specified reductions; (iii) $17,500 payable upon the first commercial sale of a Product Candidate in the United States, subject to certain specified reductions, and (iv) an aggregate of up to $65,000 payable upon the achievement of specified sales milestones;
●	tiered cash royalties at percentage rates in the mid-to-high single digits payable on annual net sales of all Product Candidates; and
●	a cash payment at a percentage rate in the high single digits of all income, including earnout payments, received by the Company or any of its affiliates from a product license granted by the Company to a third party to sell or otherwise commercialize the Product Candidate in countries where neither the Company nor its affiliates conduct sales of such Product Candidate, subject to certain exceptions set forth in the Merger Agreement.

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

Pursuant to the Merger Agreement, following the Combangio Acquisition, the Company owns 100% of the outstanding common stock of Combangio. The cost of the Combangio Acquisition, which represents the total consideration transferred to Combangio stockholders in the Combangio Acquisition consists of the following:

Cash	$3,821
Transaction expenses	901
Deferred Purchase Consideration (1)	13,698
Contingent consideration (2)	8,658
Total consideration	$27,078
(1)	Deferred Purchase Consideration consists of 136,314 Upfront Shares issued on January 3, 2022 and 19,350 Holdback Shares which will be issued on the Escrow Release Date in March 2023.
(2)
Contingent consideration consists of the fair value of certain milestone payments. The total potential maximum payout for the milestone payments, which are recorded at fair value, is $40,000 and such milestone payments are contingent upon the achievement of specified development, regulatory and commercial milestones. Upon achievement of the Dosing Milestone in February 2023, the Company became obligated to pay to the former Combangio Equityholders an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,039 shares of the Company’s common stock) which will be made in March 2023 and will pay the remaining amount of $146 in cash in January 2024. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of December 31, 2022 or 2021, such contingencies have not been recorded in the Company’s consolidated financial statements.

The following is the allocation of the purchase consideration based on the fair value of assets acquired and the liabilities assumed by the Company in the Combangio Acquisition:

Cash and cash equivalents	$69
Prepaid expense and other current assets	121
Property and equipment	38
Other assets	46
Workforce	307
Acquired in-process research and development	26,617
Liabilities	(120)
Total consideration	$27,078

Note 4: Assets Held for Sale

As of December 31, 2022, the Company presented assets to be disposed of that met the criteria as held for sale as a single asset in its consolidated financial statements. The EYSUVIS and INVELTYS product inventory classified as held for sale represents the net realizable value of the Remaining Inventory which Alcon, and solely Alcon, has the right to purchase. As noted in Note 3, “Acquisitions and Divestitures” above, the Company deferred a portion of the gain on the sale of the Commercial Business related to the discounted pricing on the Remaining Inventory of $4,189.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following is a summary of the major categories of assets that have been reclassified to held for sale on the consolidated balance sheet as of December 31, 2022:

December 31,
2022
Inventories	$7,544
Property and equipment, net	51
Total assets held for sale	$7,595

Since the closing of the Alcon Transaction, the Company has made adjustments to the held for sale inventory balance of $4,560 for expiring Remaining Inventory, which are recorded in other income (expense), net on the consolidated statement of operations and comprehensive loss. The balance in the table above reflects these adjustments.

See Note 2, “Summary of Significant Accounting Policies”, and Note 3, “Acquisitions and Divestitures”, for further information on the sale of the Commercial Business.

Note 5: Fair Value of Financial Instruments

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

The Company’s financial instruments as of December 31, 2022 and 2021 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s consolidated balance sheets.

As discussed in Note 3, “Acquisitions and Divestitures”, the Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue Deferred Purchase Consideration for which the Company has established liabilities for these considerations. The Deferred Purchase Consideration related to the Combangio Acquisition is measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Changes in these estimates and assumptions could have a significant impact on the fair value of the Deferred Purchase Consideration. Any change in the fair value of the Deferred Purchase Consideration is included in loss from operations in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022 and 2021, the change in the fair value of the Deferred Purchase Consideration was a loss of $638 and a gain of $5,805, respectively, primarily due to the change in the fair value of the underlying stock price and was recognized as the loss (gain) on fair value remeasurement of deferred purchase consideration in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. To date, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,039 shares of the Company’s common stock) upon dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 and will pay the remaining amount due in connection with the Dosing Milestone of $146 in January 2024. Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2022, the change in the fair value of the contingent consideration liabilities was a gain of $288, primarily due to changes in discount rates, partially offset by the passage of time, and was recognized as a gain on fair value remeasurement of contingent consideration in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. During the year ended December 31, 2021, the change in the fair value of the contingent consideration liabilities was de minimis.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of December 31, 2022 and 2021:

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$31,587	$31,587	$—	$—
Total Assets	$31,587	$31,587	$—	$—
Liabilities:
Deferred purchase consideration	$595	$—	$—	$595
Contingent consideration	8,370	—	—	8,370
Total Liabilities	$8,965	$—	$—	$8,965

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$86,135	$86,135	$—	$—
Total Assets	$86,135	$86,135	$—	$—
Liabilities:
Deferred purchase consideration	$7,892	$—	$—	$7,892
Contingent consideration	8,658	—	—	8,658
Total Liabilities	$16,550	$—	$—	$16,550

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of December 31, 2022 and 2021:

	Fair Value at
	December 31,			Range
Financial Instrument	2022	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$595	Option pricing model	Discount for lack of marketability	20%

Contingent consideration	$8,370	Probability-adjusted	Period of expected milestone achievement	2023 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	19.9% - 95.0% (44.9%)
			Discount rate	19.0%
			Discount for lack of marketability	20.0%

	Fair Value at
	December 31,			Range
Financial Instrument	2021	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$7,892	Option pricing model	Discount for lack of marketability	15.0% - 25.0% (20.0%)

Contingent consideration	$8,658	Probability-adjusted	Period of expected milestone achievement	2022 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	18.9% - 90.0% (42.5%)
			Discount rate	10.3%
			Discount for lack of marketability	12.0%

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2022:

Deferred purchase consideration
Balance at January 1, 2021	$—
Additions	13,697
Fair value adjustments	(5,805)
Balance at January 1, 2022	$7,892
Fair value adjustments	638
Settlements	(7,935)
Balance at December 31, 2022	$595

Contingent consideration
Balance at January 1, 2021	$—
Additions	8,658
Balance at January 1, 2022	$8,658
Fair value adjustments	(288)
Balance at December 31, 2022	$8,370

During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2, and Level 3.

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

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 6: Inventory

Inventory consists of the following:

	December 31,	December 31,
	2022	2021

Raw materials	$—	$1,328
Work in progress	—	9,799
Finished goods	—	7,090
Total inventory	$—	$18,217

As of December 31, 2022, the Company had $7,544 of inventory classified as held for sale (see Note 4, “Assets Held for Sale”). As of December 31, 2021, the Company had $8,639 of current inventory and $9,578 of long-term inventory.

Note 7: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, consists of the following:

	December 31,	December 31,
	2022	2021

Due from Alcon	$5,394	$—
Other non-trade receivables	908	2,110
Insurance	698	1,307
Deposits	77	911
Other	580	1,876
Prepaid expenses and other current assets	$7,657	$6,204

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 8: Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2022	2021

Computer hardware and software	$1,204	$1,184
Equipment	391	2,647
Furniture and office equipment	29	37
Construction in progress	—	1,715
Property and equipment—at cost	1,624	5,583
Less: Accumulated depreciation	(1,224)	(2,861)
Property and equipment—net	$400	$2,722

Depreciation expense for the years ended December 31, 2022 and 2021 was $421 and $933, respectively.

In connection with the lease termination agreement entered into in November 2021 to accelerate the lease termination of the Company’s Watertown Lease (as defined below) (see Note 10) and in connection with the Alcon Transaction, the Company disposed of and sold certain property and equipment.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 9: Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021

Compensation and benefits	$3,334	$6,324
Due to third parties in connection with Transition Agreement (1)	2,244	—
Professional services	948	881
Accrued revenue reserves (2)	807	10,300
Contract manufacturing	453	396
Development costs	446	127
Commercial costs	271	2,134
Other	407	824
Accrued expenses	$8,910	$20,986
(1)	There were additional amounts due to third parties in connection with the Transition Agreement included in accounts payable of $1,737 as of December 31, 2022.
(2)	As of December 31, 2022 and 2021, $483 and $2,120 of additional revenue reserves were included in accounts payable, respectively.

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

On November 12, 2021, the Company entered into a lease termination agreement (the “Lease Termination Agreement”) with the landlord of the Watertown Lease, which Lease Termination Agreement was amended on December 22, 2021, which modified the lease to accelerate the lease termination date to January 11, 2022 (the “Lease Termination Date”). Under the terms of the Lease Termination Agreement, the Company was entitled to receive a payment of $2,000 due from the landlord in January 2022, which was collected during the year ended December 31, 2022. The Company was obligated to make rent payments outlined in the lease agreement until the Lease Termination Date.

In connection with the signing of the Lease Termination Agreement, the Company remeasured the lease liability and right-of-use asset and recognized a gain of approximately $1,311, which was included in gain on lease modification in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. Additionally, pursuant to the Lease Termination Agreement, $2,042 of restricted cash was released during the year ended December 31, 2022 that was pledged as collateral under a letter of credit with cash on deposit. The restricted cash was included within short-term restricted cash on the consolidated balance sheet as of December 31, 2021.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Terminated Vehicle Fleet Lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it leased vehicles. The Vehicle Fleet Lease commenced upon the delivery of the initial vehicles in March 2019 and has been subject to modifications as the number of leased vehicles has increased or decreased. In connection with the closing of the Alcon Transaction, the Company initiated the termination of the Vehicle Fleet Lease and as of December 31, 2022 there is no remaining right-of-use asset or corresponding lease liability. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450, which was reported as restricted cash on the consolidated balance sheet as of December 31, 2021. The letter of credit was released during the year ended December 31, 2022. As of December 31, 2022, the Company had a receivable of $775 due from the vendor for the sale of used vehicles following the lease termination, which is included within prepaid expenses and other current assets on the consolidated balance sheet.

The components of lease expense and related cash flows were as follows:

	Year Ended
	December 31,
	2022	2021
Lease cost
Operating lease cost	$414	$3,822
Short-term lease cost	173	20
Variable lease cost	758	2,270
Total lease cost	$1,345	$6,112

Operating cash outflows from operating leases	$1,318	$7,350

As of December 31, 2022, the Company’s lease liabilities were de minimis.

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	December 31,	December 31,
	2022	2021
Weighted average remaining lease term	0.5 years	2.4 years
Weighted average discount rate	10.4%	2.6%

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

Loan and Security Agreement

On May 4, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance, in its capacity as lender (in such capacity, the “Lender”), and in its capacity as collateral agent (in such capacity, the “Agent”), pursuant to which a term loan of up to an aggregate principal amount of $125,000 was available to the Company, consisting of (i) a tranche A term loan that was disbursed on the Closing Date in the aggregate principal amount of $80,000; (ii) a contingent tranche B term loan in the aggregate principal amount of $20,000 available to the Company through June 30, 2023 and within 90 days of the Company achieving trailing 6-month product revenue equal to or greater than $75,000, subject to certain other terms and conditions; and (iii) a contingent tranche C term loan in the aggregate principal amount of $25,000 available to the Company through December 31, 2023 and within 90 days of the Company achieving trailing 6-month product revenue equal to or greater than $100,000, subject to certain other terms and conditions. The Company utilized substantially all of the proceeds from the tranche A term loan to repay the Athyrium Credit Facility (as more fully described above).

The term loans bear interest at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. The Loan Agreement, prior to the Second Loan Amendment and Third Loan Amendment (as defined below), provided for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made (the “Amortization Date”). The aggregate outstanding principal balance of the term loans were required to be repaid in monthly installments starting on the Amortization Date based on a repayment schedule equal to (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made and (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on May 1, 2026 (the “Maturity Date”).

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

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of December 31, 2022. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the consolidated statements of operations and comprehensive loss.

On May 21, 2022, in connection with its entry into the Asset Purchase Agreement with Alcon, the Company entered into an amendment to the Loan Agreement (the “Second Loan Amendment”). Pursuant to the Second Loan Amendment, the Lender and Agent consented to the entry by the Company into the Asset Purchase Agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the payment by the Company at the closing of the Alcon Transaction of an aggregate amount of $40,000 (the “Second Amendment Prepayment”) to the Lender and Agent, representing a partial prepayment of principal in the amount of $36,697 of the $80,000 principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $734 and a final payment fee of $2,569. In addition, the Company was required to pay all accrued and unpaid interest on the principal amount of the term loan being repaid.

In addition, under the Second Loan Amendment, the Lender and Agent agreed that, following the closing of the Alcon Transaction and the Second Amendment Prepayment, the Amortization Date would be extended from December 1, 2024 to January 1, 2026, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in five monthly installments. Pursuant to the Second Loan Amendment, the Company may also make partial prepayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid.

On July 8, 2022, the Second Amendment Prepayment was paid in connection with the closing of Alcon Transaction, and as such, the Amortization Date was extended to January 1, 2026. The transaction resulted in a loss on extinguishment of debt of $2,583 for the year ended December 31, 2022, consisting of the prepayment premium, a pro-rata portion of the unamortized debt discount and issuance costs and the unaccreted exit fee due upon the Second Amendment Prepayment.

On December 27, 2022, the Company entered into an amendment to the Loan Agreement (the “Third Loan Amendment”). Pursuant to the Third Loan Amendment, the Lender and Agent agreed to amend certain provisions of the Loan Agreement to permit the transfer of the listing of the Company’s common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market. Pursuant to the Third Loan Amendment, the Company agreed (A) to make partial prepayments of the principal amount of the term loan outstanding under the Loan Agreement as follows (the “Third Amendment Prepayments”): (1) a payment of $5,000 on or before June 30, 2023, representing a partial prepayment of principal in the amount of $4,673, plus a final payment fee of $327 and (2) a payment of $5,000 on or before January 31, 2024, representing a partial prepayment of principal in the amount of $4,673, plus a final payment fee of $327 and (B) that the Amortization Date under the Loan Agreement shall be changed from January 1, 2026 to January 1, 2025.

Pursuant to the Third Loan Amendment, in addition to the Third Amendment Prepayments, if the Company makes an additional prepayment under the Loan Agreement equal to $5,000 (inclusive of the final payment fee) on or prior to December 31, 2024 (the “First Extension Prepayment”), the Amortization Date will be automatically changed to July 1, 2025, and the maturity date of the Loan Agreement will be automatically changed from May 1, 2026 to November 1, 2026. If, in addition to the Third Amendment Prepayments and the First Extension Prepayment, the Company makes an additional prepayment under the Loan Agreement equal to $2,500 (inclusive of the final payment fee) on or prior to June 30, 2025 (the “Second Extension Prepayment”), the Amortization Date will be automatically changed to January 1, 2026, and the maturity date of the Loan Agreement will be automatically changed to May 1, 2027.

Under the Third Loan Amendment, the Lender and Agent also agreed to waive the prepayment fees for the Third Amendment Prepayments, the First Extension Prepayment, the Second Extension Prepayment and any other prepayments under the Loan Agreement. Pursuant to the Loan Agreement, the Company also will be required to pay all

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

accrued and unpaid interest on the principal amounts of the term loan being repaid at the time of repayment. The Company paid the Third Amendment Prepayments on January 25, 2023. The principal loan balance under the Loan Agreement following the Third Amendment Prepayments was $33,957.

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the consolidated statements of operations and comprehensive loss. As of December 31, 2022, the effective interest rate was 15.63%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the year ended December 31, 2022, the Company recognized interest expense of $7,280 for the Loan Agreement. This consisted of amortization of debt discount of $342, accretion of the final payment fee of $1,083 and the contractual coupon interest expense of $5,855. During the year ended December 31, 2021, the Company recognized interest expense of $8,351 for the Loan Agreement and the Athyrium Credit Facility. This consisted of amortization of debt discount of $613, accretion of the final payment fee of $905 and the contractual coupon interest expense of $6,833.

The components of the carrying value of the debt as of December 31, 2022 and December 31, 2021 are detailed below:

	December 31,	December 31,
	2022	2021
Principal loan balance	$43,303	$80,000
Unamortized debt discount and issuance cost	(806)	(1,927)
Cumulative accretion of exit fee	440	856
Total debt	$42,937	$78,929
Less: current portion of long-term debt	(5,000)	—
Long-term debt, net	$37,937	$78,929

The annual principal payments due under the Loan Agreement as of December 31, 2022 were as follows:

Years Ending December 31,
2023	$4,673
2024	4,673
2025	23,970
2026	9,987
2027	—
Total	$43,303

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 12: Warrants

The Company has issued warrants in connection with debt transactions that were completed prior to 2017.

The following table summarizes the common stock warrants outstanding as of December 31, 2022 and 2021, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	December 31,	December 31,
Issued	Price Per Share	Date	From	2022	2021
2014	$375.00	November 2024	July 2017	320	320
2016	$413.50	October 2026	September 2017	290	290
2018	$609.23	October 2025	October 2018	3,693	3,693
				4,303	4,303

Note 13: Common and Preferred Stock

Preferred Stock

The Company was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2022 and 2021. As of December 31, 2022, the Company designated 54,000 shares of preferred stock as Series E Preferred Stock of which 53,144 shares were outstanding as of December 31, 2022. There was no preferred stock outstanding as of December 31, 2021.

Series D Convertible Redeemable Preferred Stock

On August 18, 2022, the Board of Directors (the “Board”) declared a dividend of one one-thousandth of a share of the Company’s Series D Preferred Stock (“Series D Preferred Stock”), for each outstanding share of the Company’s common stock held of record as of 5:00 p.m. Eastern Time on August 29, 2022. The Certificate of Designation of Series D Preferred Stock was filed with the Delaware Secretary of State and became effective on August 19, 2022. The dividend was based on the number of outstanding shares of common stock prior to the Reverse Stock Split. The outstanding shares of Series D Preferred Stock were entitled to vote together with the outstanding shares of common stock, as a single class, exclusively with respect to a proposal giving the Board the authority, as it determined appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders (the “Reverse Stock Split Proposal”), as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split Proposal (the “Adjournment Proposal”).

The Company held a special meeting of stockholders on October 19, 2022 (the “Special Meeting”) for the purpose of voting on the Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series D Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series D Preferred Stock was entitled to receive $0.10 in cash for each 100 whole shares of Series D Preferred Stock immediately prior to the Redemption. As of September 30, 2022, there were 73,208 shares of Series D Preferred Stock issued and outstanding. As of December 31, 2022, both the Initial Redemption and the Subsequent Redemption have occurred. As a result, no shares of Series D Preferred Stock remain outstanding.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

On November 28, 2022, the Company filed a Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Preferred Stock with the Secretary of State of the State of Delaware which, effective upon filing, eliminated all matters set forth in the Certificate of Designation of Series D Preferred Stock previously filed by the Company and all shares of Preferred Stock previously designated as Series D Preferred Stock resumed their status as undesignated shares of preferred stock of the Company.

Series E Convertible Non-Redeemable Preferred Stock

Pursuant to the Company’s Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock (the “Certificate of Designations”), filed with the Secretary of State of the State of Delaware with respect to the Series E Preferred Stock, the Company designated 54,000 shares of its authorized and unissued preferred stock as Series E Preferred Stock, and established the rights, preferences and privileges of the Series E Preferred Stock. As discussed more fully in Note 1, “Nature of Business,” the Company entered into a Securities Purchase Agreement pursuant to which it issued 9,666 shares of Series E Preferred Stock at a per share price of $575.00 on December 1, 2022 and 43,478 shares of Series E Preferred Stock at a per share price of $575.00 on December 27, 2022. Each share of Series E Preferred Stock has a par value of $0.001.

Conversion

Each share of Series E Preferred Stock is initially convertible into 100 shares of common stock (subject to adjustment as provided in the Certificate of Designations) at any time at the option of the holder, provided that the holder will be prohibited, subject to certain exceptions, from converting its Series E Preferred Stock for shares of common stock to the extent that immediately prior to or following such conversion, the holder, together with its affiliates and other attribution parties, would own in excess of 9.99% of the total number of shares of common stock of the Company then issued and outstanding after giving effect to such conversion, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to the Company (collectively, the “Beneficial Ownership Limitation”).

Voting

Shares of Series E Preferred Stock will generally have no voting rights, except to the extent provided by applicable law, and except that the consent of the holders of a majority of the outstanding Series E Preferred Stock will be required to waive any provisions of the Certificate of Designations.

Dividends

Shares of Series E Preferred Stock will be entitled to receive dividends equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of common stock.

Liquidation Rights

Upon any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary (“Dissolution”), subject to any prior or superior rights of holders of senior securities, if any, holders of Series E Preferred Stock will be entitled to receive an amount per share of Series E Preferred Stock equal to (i) $575.00 (as adjusted for stock splits, combinations, reorganizations and the like) plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series E Preferred Stock been converted into common stock (without regard to any restrictions on conversion, including the Beneficial Ownership Limitation) immediately prior to such Dissolution, in either case, before any distributions shall be made to holders of common stock or any series of preferred stock ranked junior to the Series E Preferred Stock.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Common Stock

The Company was authorized to issue up to 120,000,000 shares of common stock with a $0.001 par value per share as of December 31, 2022 and 2021. The Company had 1,706,971 and 1,322,464 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively.

Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Each election of directors by the Company’s stockholders will be determined by a plurality of the votes cast by the stockholders entitled to vote on the election. Holders of common stock are entitled to receive proportionately any dividends as may be declared by the Company’s Board of Directors, subject to any preferential dividend rights of any preferred stock that the Company may issue in the future.

In the event of the Company’s Dissolution, whether voluntary or involuntary, the holders of its common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of the Series E Preferred Stock and any preferred stock that the Company may issue in the future. Holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to and may be adversely affected by the rights of the holders of Series E Preferred Stock and shares of any series of its preferred stock that the Company may designate and issue in the future.

Reserved Shares

As of December 31, 2022 and 2021, the Company has reserved shares of common stock for issuance upon exercise of rights under warrants, under the Amended and Restated 2017 Employee Stock Purchase Plan (the “ESPP”), upon the exercise of stock options, upon the vesting of RSUs and PSUs, upon the issuance of the Deferred Purchase Consideration in connection with the Combangio Acquisition (see Note 5) and upon conversion of the Series E Preferred Stock:

	December 31,	December 31,
	2022	2021
Warrant rights to acquire common stock	4,303	4,303
ESPP	15,548	16,178
Outstanding inducement stock option awards	11,080	25,838
2009 Plan	32,642	42,817
2017 Plan	248,221	194,730
Deferred Purchase Consideration	19,350	155,664
Series E Preferred Stock (as converted to common shares)	5,314,400	—
Total	5,645,544	439,530

Second Closing Right

The Company determined that the common stock and the Series E Preferred Stock issued on December 1, 2022 and the Series E Preferred Stock issued on December 27, 2022 (the “Second Closing Right”) each represented separate freestanding financial instruments and were not within the scope of ASC 480, Distinguishing Liabilities from Equity. The instruments did not contain any embedded derivatives required to be bifurcated from the Series E Preferred Stock and the instruments were each equity classified within permanent equity. The Company determined that the relative fair value of the Second Closing Right was de minimis.

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

In July 2017, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective. The 2017 Plan was established to provide equity-based ownership opportunities for employees, officers, directors, consultants, and advisors. On June 25, 2020, the 2017 Plan was amended to increase the number of shares of common stock authorized for issuance thereunder by 2,000,000 shares. As of December 31, 2022, there were 77,375 shares of common stock available for grant under the 2017 Plan. In addition, any shares of common stock subject to awards under the 2009 Plan that expire, are forfeited, or are otherwise surrendered, without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2017 Plan, up to an additional 32,642 shares, which is the number of shares issuable pursuant to outstanding awards granted under the 2009 Plan.

Also approved under the 2017 Plan is an annual increase for each of the years through December 31, 2027, equal to the least of (i) 71,475 shares of common stock, (ii) 4% of the shares of common stock outstanding on December 31 of the prior year and (iii) an amount determined by the Board.

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

Stock Option Awards

During the year ended December 31, 2022, the Company granted options for the purchase of 83,221 shares of common stock, including options with performance criteria as described below, options to directors and inducement grant options to purchase 2,800 shares of common stock to new employees made outside of the 2017 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and 6,910 restricted stock units. During the year ended December 31, 2021, the Company granted options for the purchase of 44,727 shares of common stock, including inducement grant options to purchase 12,988 shares of common stock to new employees made outside of the 2017 Plan and 11,090 restricted stock units. Vesting of each option award is subject to such employee’s continued service with the Company through the applicable vesting dates.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A summary of option activity for awards under the 2009 Plan, the 2017 Plan and inducement grants for the year ended December 31, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding as of January 1, 2022	199,805	$338.33	6.4	$14
Granted	83,221	62.46
Exercised	(102)	29.15
Forfeited	(76,703)	250.01
Outstanding as of December 31, 2022	206,221	$260.00	6.2	$203
Vested or expected to vest as of December 31, 2022	206,221	$260.00	6.2	$203
Options exercisable as of December 31, 2022	131,254	$345.33	5.1	$1

The Company records stock-based compensation related to stock options granted at fair value. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted during the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022			2021
Expected volatility	72.9%	–	87.0%	72.7%	–	74.2%
Risk-free interest rate	1.43%	–	4.19%	0.50%	–	1.39%
Expected dividend yield		0%			0%
Expected term (in years)	5.50	–	6.10	5.13	–	6.10

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

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The weighted average grant-date fair value of options granted during the years ended December 31, 2022 and 2021, was $40.40 and $181.43, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. As of December 31, 2022, there was $4,410 of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted-average period of 1.95 years. Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended
	December 31,
	2022	2021
Cost of product revenues	$166	$169
Research and development	1,292	3,145
Selling, general and administrative	5,550	12,774
Total	$7,008	$16,088

Stock-based compensation costs capitalized into inventory totaled $190 and $1,157 for the years ended December 31, 2022 and 2021, respectively. Capitalized stock-based compensation was recognized as an expense in cost of product revenues when the related product was sold or in selling, general and administrative expense when the related product was designated as a sample.

The Company received cash proceeds from the exercise of stock options of $3 and $248 during the years ended December 31, 2022 and 2021, respectively. The total intrinsic value of options exercised for the years ended December 31, 2022 and 2021, was $3 and $406, respectively.

In January 2022, the Company granted stock options to purchase up to 14,850 shares of common stock to certain executives tied to certain performance criteria. The options will vest, if at all, upon satisfying the performance criteria. The Company has assessed the probability of achievement of the performance criteria and has recorded related stock compensation expense to the extent they are determined to be probable as of December 31, 2022.

Restricted Stock Units and Performance-Based Restricted Stock Units—In June 2020, the Company issued 13,854 PSUs to certain executives and other employees tied to certain performance criteria, which vested as to 50% of the PSUs in October 2021 on the first anniversary of satisfying the performance criteria and the remaining 50% vested in October 2022 upon the second anniversary of satisfying the performance criteria.

In 2021, the Company issued 8,590 RSUs to certain executives and other employees which will vest no sooner than one-third per year over three years on the anniversary of the date of grant as well as 2,500 RSUs to members of the Board which vested upon the 2022 Annual Meeting of Stockholders. In 2022, the Company issued 6,910 RSUs to certain executives and other employees which will vest no sooner than one-third per year over three years on the anniversary of the date of grant.

As of December 31, 2022, a total of 8,347 RSUs were outstanding, consisting of 4,887 unvested shares and 3,460 vested and deferred shares by directors. This results in unrecognized stock-based compensation of $585 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.29 years.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A summary of activity for RSUs and PSUs for the year ended December 31, 2022 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested and outstanding balance as of January 1, 2022	16,287	$443.05
Changes during the period:
Granted	6,910	63.50
Vested	(10,726)	$475.83
Forfeited	(7,584)	$187.96
Unvested and outstanding balance as of December 31, 2022	4,887	$230.29
Vested and deferred balance as of December 31, 2022	3,460

Employee Stock Purchase Plan—In 2017, the Company approved the 2017 Employee Stock Purchase Plan, which was amended and restated in December 2018 (as amended, the “ESPP”). The ESPP reserved an aggregate of 4,466 shares of common stock and provides for an annual increase on the first day of each fiscal year, beginning on January 1, 2019 and ending on December 31, 2029, in an amount equal to the lowest of: (1) 17,868 shares of the Company’s common stock; (2) 1% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the Company’s board of directors.

The ESPP provides for two six-month offering periods each year: the first offering period begins on the first trading day on or after each January 1 and the second offering period begins on the first trading day on or after each July 1. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The fair value of the purchase rights granted under the ESPP was estimated on the date of grant, using the Black-Scholes option-pricing model. During the year ended December 31, 2022, employees of the Company purchased an aggregate of 13,791 shares under the ESPP. During the year ended December 31, 2021, employees of the Company purchased an aggregate of 5,515 shares under the ESPP.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 15: Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(44,822)	$(142,605)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	1,520,611	1,316,495

Net loss per share attributable to common stockholders, basic and diluted	$(29.48)	$(108.32)
(1)	Included in the weighted-average common shares outstanding, basic and diluted for the years ended December 31, 2022 and 2021 is an aggregate of 19,350 shares of common stock that were held back by the Company and will be issued in March 2023 upon the Escrow Release Date. Also included in the weighted-average common shares outstanding, basic and diluted for the year ended December 31, 2021 is an aggregate of 136,314 shares of common stock issued to Combangio Equityholders on January 3, 2022.

The following potential common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The share amounts presented below represent the average of the quarters’ incremental shares:

	Year Ended
	December 31,
	2022	2021
Options to purchase shares of common stock	233,231	201,477
Unvested RSUs and PSUs	9,718	23,530
Unexercised warrants	4,303	4,470
Convertible preferred stock (as converted to common shares)	1,328,600	—
	1,575,852	229,477
(1)

Note 16: Income Taxes

The Company has had no income tax expense due to operating losses incurred for the years ended December 31, 2022 and 2021. The Company has also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Effect of:
Change in valuation allowance	7.5	(23.0)
State income taxes, net of federal benefit	5.4	4.8
Stock-based compensation	(4.6)	(1.3)
Losses and Credits Limited by Section 382 & Section 383	(28.8)	1.3
Research and development tax credits	—	0.5
Acquired in-process research and development	—	(3.9)
Other	(0.5)	0.6
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$102,565	$102,935
Capitalized research and development and start-up expenditures	8,230	4,615
Stock-based compensation	7,243	8,408
Deferred gain on sale of Commercial Business	1,145	—
Rebates, incentives, trade discounts and allowances	223	3,334
Lease liabilities	4	321
Research and development tax credit carryforwards	—	3,591
Other	2,000	1,260
Total deferred tax assets	$121,410	$124,464
Deferred tax liabilities:
Right-of-use assets	(4)	(331)
Total deferred tax liabilities	$(4)	$(331)
Valuation allowance	$(121,406)	$(124,133)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021. The valuation allowance decreased by $2,727 and increased by $36,568 during the years ended December 31, 2022 and 2021, respectively. The current year decrease is primarily the result of a material reduction to the net operating loss carryforward and the research and development tax credits deferred tax assets caused by limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, thus lowering the valuation allowance required. The prior year increase is due to additional net operating loss carryforwards and research and development tax credits, partially offset by a small increase to the Section 382 limit. Management reevaluates the positive and negative evidence at each reporting period.

In 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law. Amongst other provisions, the 2017 Tax Act requires taxpayers to capitalize and amortize research and experimental (“R&D”) expenditures under Section 174 for tax years beginning after December 31, 2021. As such, the rule noted became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of certain R&D costs within its tax provision.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company will amortize such costs for tax purposes over 5 years if the R&D was performed in the United States and over 15 years if the R&D was performed outside the United States.

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $349,378 and $364,425, respectively, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2022 and 2021, the Company had state net operating loss carryforwards of $390,607 and $352,863, respectively, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2023. As of December 31, 2022, the Company had $0 federal and state research and development credit carryforwards. As of December 31, 2021, the Company had combined federal and state research and development credit carryforwards of approximately $3,591, which were set to begin to expire in 2039 (federal) and 2034 (state).

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company previously completed an analysis and determined that an ownership change materially limited the net operating loss carryforwards. During December 2022, an additional ownership change occurred as a result of the Company’s entry into the Securities Purchase Agreement. As a result of the most recent ownership change, the utilization of the Company’s net operating loss carryforwards is subject to an annual limitation of $222.

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

As of December 31, 2022 and 2021 the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2022 and 2021.

Note 17: Commitments and Contingencies

Stanford License Agreement —In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”) directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. Amounts paid to Stanford in the year ended December 31, 2022 were de minimis. There were no amounts paid to Stanford in the year ended December 31, 2021.

Johns Hopkins University License Agreement - In connection with the closing of the Alcon Transaction on July 8, 2022, the Company’s exclusive license agreement with John Hopkins University was assigned to Alcon, and the Company has no further obligations under the agreement.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company’s minimum obligations due under the Stanford License Agreement as of December 31, 2022, are as follows:

Years Ending December 31,
2023	$30
2024	30
2025	65
2026	65
2027	65
Thereafter	390
Total minimum license payments	$645

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

Contingencies related to the Merger Agreement—In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Upon achievement of the Dosing Milestone in February 2023, the Company became obligated to pay to the former Combangio Equityholders an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,039 shares of the Company’s common stock) which will be made in March 2023 and will pay the remaining amount due in connection with the Dosing Milestone of $146 in January 2024. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of December 31, 2022 or 2021, such contingencies have not been recorded in the Company’s consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

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

As of December 31, 2022 and 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and has no amount accrued related to these contingencies. The Company does not expect these indemnifications to have a material adverse effect on these consolidated financial statements.

Note 18: Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits.

KALA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company made discretionary matching contributions of $396 and $612 to the 401(k) Plan during for the years ended December 31, 2022 and 2021, respectively.