Form 10-Q
period 2023-03-31
Kala Pharmaceuticals, Inc.
filed 2023-05-09
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38150

KALA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0604595
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1167 Massachusetts Avenue
Arlington, MA	02476
(Address of principal executive offices)	(Zip Code)

(781) 996-5252

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
Title of each class Common Stock, $0.001 par value per share	Trading symbol(s) KALA	Name of each exchange on which registered The Nasdaq Capital Market

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

There were 2,348,687 shares of Common Stock, $0.001 par value per share, outstanding as of May 8, 2023.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to the potential impacts the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer collectively as Alcon, will have on our business, results of operations and financial condition;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon in connection with the sale of our commercial business;
●	our expectations with respect to our dependency on and potential advantages of KPI-012, our product candidate for the treatment of persistent corneal epithelial defects, or PCED;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition, including our expectations with respect to, and the amount of, future milestone payments we may pay in connection with the Combangio Acquisition;
●	our development efforts for KPI-012 and our ability to discover and develop new programs and product candidates;
●	the timing, progress and results of clinical trials for KPI-012, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of any biologics license applications for KPI-012 and any other product candidate we may develop in the future;
●	our ability to obtain regulatory approvals for KPI-012;
●	our commercialization, marketing and manufacturing capabilities and strategy for KPI-012, if approved;
●	our estimates regarding potential future revenue from sales of KPI-012, if approved;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for KPI-012, if approved;
●	the rate and degree of market acceptance and clinical utility of KPI-012 and our estimates regarding the market opportunity for KPI-012, if approved;
●	plans to pursue the development of KPI-012 for indications in addition to PCED;

●	our expectations with respect to our determination to cease the development of our preclinical pipeline programs that are unrelated to our mesenchymal stem cell secretome, or MSC-S, platform;
●	the timing, progress and results of preclinical studies for our KPI-014 program;
●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand;
●	our expectations regarding the potential benefits of the award from the California Institute for Regenerative Medicine;
●	our expectations regarding our ability to comply with the covenants under our loan agreement;
●	our intellectual property position, including intellectual property acquired in the Combangio Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers;
●	our anticipated annualized reduction in operating expenses associated with our workforce reduction announced in July 2022; and
●	the impact of COVID-19 on our business and operations.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of March 31, 2023, we had an accumulated deficit of $601.7 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business, and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, could result in an event of default and acceleration of amounts due.
●	The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States, and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.

●	Public health epidemics, including COVID-19, could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.
●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, may also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	We may be unable to obtain and maintain patent protection for our technology or product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology product candidates may be impaired.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if and when approved, will be harmed.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$63,636	$70,495
Prepaid expenses and other current assets (Note 7)	2,353	7,852
Current assets held for sale (Note 4)	5,355	7,595
Total current assets	71,344	85,942
Non-current assets:
Property and equipment, net	504	400
Right-of-use assets	6	16
Restricted cash and other long-term assets	372	462
Total assets	$72,226	$86,820
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$997	$2,832
Accrued expenses and other current liabilities	5,076	8,910
Deferred gain on sale of commercial business	4,189	4,189
Current portion of lease liabilities	3	13
Current portion of long-term debt	—	5,000
Current portion of contingent consideration	—	4,146
Current portion of deferred purchase consideration	—	595
Total current liabilities	10,265	25,685
Long-term liabilities:
Long-term debt	33,266	37,937
Long-term contingent consideration	5,234	4,224
Total long-term liabilities	38,500	42,161
Total liabilities	48,765	67,846
Commitments and Contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 53,144 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 2,309,287 and 1,706,971 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	625,124	606,182
Accumulated deficit	(601,665)	(587,210)
Total stockholders' equity	23,461	18,974
Total liabilities and stockholders' equity	$72,226	$86,820

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022

Product revenues, net	$—	$1,372
Costs and expenses:
Cost of product revenues	—	775
Selling, general and administrative	6,030	26,982
Research and development	4,036	4,466
(Gain) loss on fair value remeasurement of deferred purchase consideration	(230)	1,051
Loss (gain) on fair value remeasurement of contingent consideration	1,847	(988)
Total costs and expenses	11,683	32,286
Loss from operations	(11,683)	(30,914)
Other income (expense):
Interest income	675	8
Interest expense	(1,474)	(2,035)
Other income (expense), net	(1,973)	—
Total interest and other expense	(2,772)	(2,027)
Net loss	$(14,455)	$(32,941)
Net loss per share attributable to common stockholders—basic and diluted	$(6.99)	$(22.18)
Weighted average shares outstanding—basic and diluted	2,069,186	1,485,168

Net loss	$(14,455)	$(32,941)
Other comprehensive loss:
Change in unrealized gains on investments	—	(2)
Total other comprehensive loss	—	(2)
Total comprehensive loss	$(14,455)	$(32,943)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2023
	Stockholders' Equity
						Accumulated
	Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2022	53,144	$—	1,706,971	$2	$606,182	$—	$(587,210)	$18,974
At the market offering, net of offering costs of $384	—	—	475,265	—	14,893	—	—	14,893
Issuance of common stock for vested restricted stock units	—	—	2,202	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	461	—	6	—	—	6
Issuance of common stock to satisfy deferred purchase consideration	—	—	19,350	—	365	—	—	365
Issuance of common stock to satisfy contingent consideration	—	—	105,038	—	2,354	—	—	2,354
Stock-based compensation expense	—	—	—	—	1,324	—	—	1,324
Net loss	—	—	—	—	—	—	(14,455)	(14,455)
Balance as of March 31, 2023	53,144	$—	2,309,287	$2	$625,124	$—	$(601,665)	$23,461

	Three Months Ended March 31, 2022
	Stockholders' Equity (Deficit)
						Accumulated
	Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2021	—	$—	1,322,464	$1	$559,191	$—	$(542,388)	$16,804
Exercise of stock options	—	—	102	—	3	—	—	3
Issuance of common stock for vested restricted stock units	—	—	2,370	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	3,103	—	160	—	—	160
Issuance of common stock to satisfy deferred purchase consideration	—	—	136,314	—	7,936	—	—	7,936
Stock-based compensation expense	—	—	—	—	2,756	—	—	2,756
Change in fair value of investments	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(32,941)	(32,941)
Balance as of March 31, 2022	—	$—	1,464,353	$1	$570,046	$(2)	$(575,329)	$(5,284)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,455)	$(32,941)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77	157
Non-cash operating lease cost	10	181
(Gain) loss on fair value remeasurement of deferred purchase consideration	(230)	1,051
Loss (gain) on fair value remeasurement of contingent consideration	1,847	(988)
Amortization of debt discount and other non-cash interest	329	432
Stock-based compensation	1,324	2,805
Other non-cash gains, net	—	(2)
Change in operating assets and liabilities:
Accounts receivable	80	2,325
Prepaid expenses and other current assets	5,470	1,662
Inventory	2,189	(164)
Accounts payable	(1,826)	1,222
Accrued expenses and other current liabilities	(4,489)	326
Lease liabilities and other long-term liabilities	(10)	(155)
Net cash used in operating activities	(9,684)	(24,089)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(108)	(81)
Purchases of short-term investments	—	(4,992)
Net cash used in investing activities	(108)	(5,073)
Cash flows from financing activities:
Payment of principal and final payment fee on debt	(10,000)	—
Proceeds from common stock offerings, net of offering costs	14,893	—
Contingent consideration related to Combangio acquisition	(2,041)	—
Payment of principal on finance lease	—	(9)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	6	163
Net cash provided by financing activities	2,858	154
Net decrease in cash, cash equivalents and restricted cash:	(6,934)	(29,008)
Cash, cash equivalents and restricted cash at beginning of period	70,745	94,878
Cash, cash equivalents and restricted cash at end of period	$63,811	$65,870
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$63,811	$65,870
Less restricted cash (Note 9)	(175)	(700)
Cash and cash equivalents at end of period	$63,636	$65,170

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$67	$174
Issuance of common stock to satisfy deferred purchase consideration in additional paid-in capital	365	—
Issuance of common stock to satisfy contingent consideration in additional paid-in capital	2,354	—

Supplemental disclosure:
Cash paid for interest	$1,227	$1,603
Right-of-use assets obtained in exchange of operating lease obligations	—	424

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

On November 15, 2021, the Company and its newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc. (the “Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Combangio, Inc. (“Combangio”) and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming a direct wholly owned subsidiary of the Company (the “Combangio Acquisition”). In connection with the Combangio Acquisition, the Company acquired Combangio’s mesenchymal stem cell secretomes (“MSC-S”) platform, including its lead product candidate for the treatment of persistent corneal epithelial defects (“PCED”), which the Company refers to as KPI-012. PCED is a rare disease of impaired corneal healing. The Company submitted an investigational new drug application (“IND”) to the U.S. Food and Drug Administration, (“FDA”), which was accepted in December 2022. In February 2023, the Company dosed its first patient in the CHASE (“Corneal Healing After SEcretome therapy”) Phase 2b clinical trial of KPI-012 for PCED in the United States. KPI-012 has received both Orphan Drug and Fast Track designations from the FDA for the treatment of PCED. The Company expects to commercialize in the United States any of its product candidates that receive marketing approval.

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

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations including a net loss of $14,455 and $32,941, for the three months ended March 31, 2023 and 2022, respectively, and cash used in operating activities of $9,684 and $24,089, in the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $601,665. As the Company commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched its first product, INVELTYS, in January 2019, the Company generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public common stock offerings and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s private placement of common stock and preferred stock for gross proceeds of approximately $31.0 million in December 2022 (the “Private Placement”)), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (“Oxford Finance”), convertible promissory notes and warrants. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of the Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the Combangio Acquisition and the sale of the Commercial Business to Alcon, the Company is devoting substantial financial resources to the research and development and potential commercialization of KPI-012. The Company has no revenue-generating commercial products and, as a result of the Combangio Acquisition, may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or of the amount of milestone payments the Company may receive, if any. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash and cash equivalents as of March 31, 2023, will enable it to fund its operating expenses, lease and debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.

COVID-19— The Company does not know the extent to which the COVID-19 pandemic will impact its development of KPI-012 or any other product candidate it develops. The COVID-19 pandemic negatively impacted the Company’s revenues from INVELTYS. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and the Company believes the pandemic impacted the launch of EYSUVIS. The Company cannot predict whether the COVID-19 pandemic will impact Alcon’s ability to commercialize EYSUVIS and INVELTYS, and as a result, it cannot be certain whether the COVID-19 pandemic might adversely affect when the

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Company may receive milestone payments from Alcon, which milestone payments the Company may receive and if the Company will receive any milestone payments at all. Any impact of COVID-19 on Alcon’s commercialization efforts of EYSUVIS and INVELTYS, the Company’s development of KPI-012 and any other product candidate it may develop in the future and the Company’s operational and financial performance will depend on certain future developments, including the length and severity of the pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and treatments, and the impact of the foregoing on employees, vendors and government agencies, all of which are uncertain and cannot be predicted. The Company cannot reasonably estimate the extent to which the disruption may materially impact its condensed consolidated results of operations or financial position.

Use of Estimates— The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions relied upon in preparing these condensed consolidated financial statements relate to, but are not limited to, revenue recognition, inventory, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock-based compensation, accrued expenses, deferred purchase consideration, contingent consideration, assets held for sale and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

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

Basic net loss per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants, the issuance of unvested restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) and convertible preferred stock using the if-converted method.

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2023 and 2022. (See Note 14).

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Unaudited Interim Financial Information—The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations, statement of stockholders’ equity and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Kala Pharmaceuticals, Inc. and its wholly owned subsidiaries, Kala Pharmaceuticals Security Corporation and Combangio, Inc. All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2023.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

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

Pursuant to the Asset Purchase Agreement, on July 8, 2022, the Company entered into supply and commercial agreements under which the Company agreed to supply EYSUVIS and INVELTYS to Alcon and distribute EYSUVIS and INVELTYS to third-party customers of the Commercial Business on behalf of Alcon for a period of six months following the closing of the Alcon Transaction, subject to early termination. In addition, the Company entered into a transition services agreement under which the Company provided certain transition services to Alcon on a cost-plus

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

pricing arrangement for six months following the closing of the Alcon Transaction. Pursuant to the supply agreement, Alcon purchased from the Company, at the closing of the Alcon Transaction, $5,027 of EYSUVIS and INVELTYS inventory on-hand at the Company. Together, the supply, commercial and transition services agreements are referred to herein as the “Transition Agreement.”

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

Alcon may purchase any remaining inventory owned by the Company (the “Remaining Inventory”) at an agreed upon discounted price. As the overall components of the Alcon Transaction should be reflected at fair value, the Company has deferred a portion of the gross consideration related to the discounted pricing on the Remaining Inventory. The deferred gain on the sale of the Commercial Business of $4,189 was recorded on the condensed consolidated balance sheet as of the transaction date as deferred gain on sale of Commercial Business and will be reduced at the time of recoverability of the Remaining Inventory.

The Company collected cash on behalf of Alcon for revenue generated by sales of EYSUVIS and INVELTYS from July 8, 2022 through the transition period and the Company transferred all cash generated by such sales to Alcon as of December 31, 2022.

As of March 31, 2023, the receivables due from Alcon for reimbursement for services performed under the Transition Agreement and invoices processed on Alcon’s behalf were $669 and $14, respectively, for a total receivable due from Alcon of $683 included in prepaid and other current assets on the condensed consolidated balance sheet as of March 31, 2023. The Company also has $26 of receivables due from third parties in connection with the Transition Agreement as of March 31, 2023. The Company recorded income from the Transition Agreement of $157 which is presented in other income on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 and which offsets operating expenses related to the Transition Agreement captured within loss from operations. The Company’s condensed consolidated balance sheet as of March 31, 2023 reflected an additional $41 in payables to third parties included within accrued expenses and other current liabilities related to amounts the Company is obligated to pay on Alcon’s behalf. As of March 31, 2023, the Company had a net receivable due from Alcon and third parties in connection with the Transition Agreement of $668.

As of December 31, 2022, the Company had total receivables due from Alcon and third parties of $5,394 and $26, respectively, and total payables to third parties related to the Transition Agreement of $3,981 of which $1,737 was

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

included in accounts payable and $2,244 within accrued expenses and other current liabilities related to invoices the Company was obligated to pay on Alcon’s behalf. As of December 31, 2022, the Company had a net receivable due from Alcon and third parties in connection with the Transition Agreement of $1,439.

4. ASSETS HELD FOR SALE

As of March 31, 2023, the Company presented assets to be disposed of that met the criteria as held for sale as a single asset in its condensed consolidated financial statements. The EYSUVIS and INVELTYS product inventory classified as held for sale represents the net realizable value of the Remaining Inventory which Alcon, and solely Alcon, has the right to purchase. As noted in Note 3, “Sale of Commercial Business to Alcon” above, the Company deferred a portion of the gain on the sale of the Commercial Business related to the discounted pricing on the Remaining Inventory of $4,189.

The following is a summary of the major categories of assets that have been reclassified to held for sale on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Inventories	$5,355	$7,544
Property and equipment, net	—	51
Total assets held for sale	$5,355	$7,595

See Note 3, “Sale of Commercial Business to Alcon”, for further information on the sale of the Commercial Business.

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

The Company’s financial instruments as of March 31, 2023 and December 31, 2022 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue an aggregate of 155,664 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to former Combangio stockholders and other equityholders (the “Combangio Equityholders”) consisting of (i) an aggregate of 136,314 shares of common stock issued on January 3, 2022 (the “Upfront Shares”) and (ii) an aggregate of 19,350 shares of common stock that were held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued on March 10, 2023 (the “Holdback Shares”). The Company established liabilities for these considerations. The Deferred Purchase Consideration related to the Combangio Acquisition was measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Changes in these estimates and assumptions could have had a significant impact on the fair value of the Deferred Purchase Consideration. Any change in the fair value of the Deferred Purchase Consideration was included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2022, the Company settled $7,935 of the liability upon issuance of the Upfront Shares and during the three months ended March 31, 2023, the Company settled the remaining liability of $365 upon the issuance of the Holdback Shares. The change in the fair value of the Deferred Purchase Consideration was a gain of $230 and a loss of $1,051 during the three months ended March 31, 2023 and 2022, respectively, primarily due to the change in the fair value of the underlying stock price and is recognized as the (gain) loss on fair value remeasurement of deferred purchase consideration in the condensed consolidated statements of operations and comprehensive loss.

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. To date and during the three months ended March 31, 2023, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) upon dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “Dosing Milestone”). The Company will pay the remaining amount due in connection with the Dosing Milestone of $146 in cash in January 2024, of which the discounted amount of $129 is included within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2023. Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023 and 2022, the change in fair value of the contingent consideration liabilities was a loss of $1,847 and a gain of $988 respectively, primarily due to changes in discount rates, partially offset by the passage of time, and were recognized as a loss (gain) on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$62,514	$62,514	$—	$—
Total Assets	$62,514	$62,514	$—	$—
Liabilities:
Contingent consideration	$5,234	$—	$—	$5,234
Total Liabilities	$5,234	$—	$—	$5,234

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$31,587	$31,587	$—	$—
Total Assets	$31,587	$31,587	$—	$—
Liabilities:
Deferred purchase consideration	$595	$—	$—	$595
Contingent consideration	8,370	—	—	8,370
Total Liabilities	$8,965	$—	$—	$8,965

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of March 31, 2023 and December 31, 2022:

	Fair Value at
	March 31,			Range
Financial Instrument	2023	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$5,234	Probability-adjusted	Period of expected milestone achievement	2024 - 2027 (2026)
		discounted cash flow model	Probabilities of achievement	21.0% - 45.0% (29.7%)
			Discount rate	18.0%

	Fair Value at
	December 31,			Range
Financial Instrument	2022	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$595	Option pricing model	Discount for lack of marketability	20%

Contingent consideration	$8,370	Probability-adjusted	Period of expected milestone achievement	2023 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	19.9% - 95.0% (44.9%)
			Discount rate	19.0%
			Discount for lack of marketability	20.0%

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2023 and 2022:

Deferred purchase consideration
Balance at January 1, 2023	$595
Fair value adjustments	(230)
Settlements	(365)
Balance at March 31, 2023	$—

Contingent consideration
Balance at January 1, 2023	$8,370
Fair value adjustments	1,847
Settlements	(4,854)
Reclassification to accrued expenses and other current liabilities	(129)
Balance at March 31, 2023	$5,234

Deferred purchase consideration
Balance at January 1, 2022	$7,892
Fair value adjustments	1,051
Settlements	(7,935)
Balance at March 31, 2022	$1,008

Contingent consideration
Balance at January 1, 2022	$8,658
Fair value adjustments	(988)
Balance at March 31, 2022	$7,670

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2, and Level 3.

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

Payment terms with Customers did not exceed one year and, therefore, the Company did not account for a significant financing component in its arrangements. The Company expensed the incremental cost of obtaining a contract with a Customer when incurred as the period of benefit was generally less than one year.

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

Product Returns

Consistent with industry practice, the Company has a product returns policy that provides Customers right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Company estimated the amount of its products that may be returned and presented this amount as a reduction of revenue in the period the related product revenue was recognized, in addition to establishing a liability. The Company’s estimates for product returns were based upon available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel as well as historical returns, which developed over time.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2023 and 2022:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2022	$11	$518	$772
Credit/payments made	(2)	(49)	(484)
Balance as of March 31, 2023	$9	$469	$288

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2021	$2,672	$1,140	$11,280
Provision related to current period sales	2,133	210	13,359
Changes in estimate related to prior period sales	(1)	(138)	(242)
Credit/payments made	(3,261)	(415)	(10,108)
Balance as of March 31, 2022	$1,543	$797	$14,289
(1)	Trade discounts, allowances and chargebacks included fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks were deducted from gross revenue at the time revenues were recognized and were recorded as a reduction to accounts receivable on the Company’s condensed consolidated balance sheets.
(2)	Estimated provisions for product returns were deducted from gross revenues at the time revenues were recognized and were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
(3)	Rebates and incentives included managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts were deducted from gross revenues at the time revenues were recognized and were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

Click or tap here to enter text.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consists of the following:

	March 31,	December 31,
	2023	2022

Due from Alcon	$683	$5,394
Insurance	467	698
Non-trade receivables	280	908
Trade receivables, net	115	195
Other	808	657
Prepaid expenses and other current assets	$2,353	$7,852

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022

Professional services	$1,440	$948
Compensation and benefits	1,089	3,334
Accrued revenue reserves (1)	757	807
Development costs	499	446
Commercial costs	262	271
Contract manufacturing	211	453
Due to third parties in connection with Transition Agreement (2)	41	2,244
Other	777	407
Accrued expenses	$5,076	$8,910

(1) There were additional revenue reserves included in accounts payable of $483 as of December 31, 2022. There were no such amounts included in accounts payable as of March 31, 2023.

(2) There were additional amounts due to third parties in connection with the Transition Agreement included in accounts payable of $1,737 as of December 31, 2022. There were no such amounts included in accounts payable as of March 31, 2023.

9. LEASES

Operating leases

Terminated Vehicle Fleet Lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it leased vehicles. The Vehicle Fleet Lease commenced upon the delivery of the initial vehicles in March 2019 and had been subject to modifications as the number of leased vehicles increased or decreased. During the year ended December 31, 2022, in connection with the closing of the Alcon Transaction, the Company terminated the Vehicle Fleet Lease and, as of December 31, 2022, there was no remaining right-of-use asset or corresponding lease liability. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450 which was released in September 2022. As of December 31, 2022, the Company had a receivable of $775 due from the vendor for the sale of used vehicles following the lease termination, which was included within prepaid expenses and other current assets on the consolidated balance sheet. The remaining receivable from the vendor as of March 31, 2023 is de minimis.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of lease expense and related cash flows were as follows:

	Three Months Ended
	March 31,
	2023	2022
Lease cost
Operating lease cost	$10	$176
Short-term lease cost	20	40
Variable lease cost	6	447
Total lease cost	$36	$663

Operating cash outflows from operating leases	$10	$719

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	March 31,	December 31,
	2023	2022
Weighted average remaining lease term	0.3 years	0.5 years
Weighted average discount rate	10.4%	10.4%

10. DEBT

On May 4, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance, in its capacity as lender (in such capacity, the “Lender”), and in its capacity as collateral agent (in such capacity, the “Agent”), pursuant to which a term loan of up to an aggregate principal amount of $125,000 was available to the Company, consisting of a tranche A term loan that was disbursed on the Closing Date in the aggregate principal amount of $80,000 and additional tranches that are no longer available to the Company. The Company utilized substantially all of the proceeds from the tranche A term loan to repay a prior credit facility.

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

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of March 31, 2023. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

Under the Third Loan Amendment, the Lender and Agent also agreed to waive the prepayment fees for the Third Amendment Prepayments, the First Extension Prepayment, the Second Extension Prepayment and any other prepayments under the Loan Agreement. Pursuant to the Loan Agreement, the Company also will be required to pay all accrued and unpaid interest on the principal amounts of the term loan being repaid at the time of repayment. The Company paid the Third Amendment Prepayments on January 25, 2023. The principal loan balance under the Loan Agreement following the Third Amendment Prepayments was $33,957.

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the effective interest rate was 16.44%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $1,475 and $2,032, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $71 and $113 for the three months ended March 31, 2023 and 2022, respectively, accretion of the final payment fee of $258 and $319 for the three months ended March 31, 2023 and 2022, respectively, and the contractual coupon interest expense of $1,146 and $1,600 for the three months ended March 31, 2023 and 2022, respectively.

The components of the carrying value of the debt as of March 31, 2023 and December 31, 2022 are detailed below:

	March 31,	December 31,
	2023	2022
Principal loan balance	$33,957	$43,303
Unamortized debt discount and issuance cost	(735)	(806)
Cumulative accretion of exit fee	44	440
Total debt	$33,266	$42,937
Less: current portion of long-term debt	—	(5,000)
Long-term debt, net	$33,266	$37,937

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The annual principal payments due under the Loan Agreement as of March 31, 2023 were as follows:

Years Ending December 31,
2023 (remaining nine months)	$—
2024	—
2025	23,970
2026	9,987
2027	—
Total	$33,957

11. WARRANTS

The following table summarizes the common stock warrants outstanding as of March 31, 2023 and December 31, 2022, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	March 31,	December 31,
Issued	Price Per Share	Date	From	2023	2022
2014	$375.00	November 2024	July 2017	320	320
2016	$413.50	October 2026	September 2017	290	290
2018	$609.23	October 2025	October 2018	3,693	3,693
				4,303	4,303

12. EQUITY FINANCINGS

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement (the “Amended and Restated Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could issue and sell, from time to time, up to an aggregate of $75,000 of its common stock in an at-the-market equity offering through Jefferies, as a sales agent. From January 1, 2023 to January 10, 2023, the Company sold 245,887 shares of its common stock under the ATM Offering pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $9,994. The Company did not sell any shares of its common stock under the at-the-market offering pursuant to the terms of the Amended and Restated Sales Agreement during the three months ended March 31, 2022. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when the Company completed the sale of $75,000 of its shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, the Company had sold an aggregate of 565,974 shares of its common stock under such agreement for aggregate gross proceeds of $75,000. The Company did not sell any shares of its common stock under the at-the-market offering pursuant to the terms of the Amended and Restated Sales Agreement during the three months ended March 31, 2022.

On January 19, 2023, the Company entered into an Open Market Sale Agreement with Jefferies (the “Open Market Sale Agreement”), pursuant to which the Company may issue and sell, from time to time, shares its common stock under an at-the-market equity offering. The Company filed a prospectus supplement relating to the Open Market Sale Agreement under its 2020 Shelf Registration (the “ATM Prospectus Supplement”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $40,000 under the Open Market Sale Agreement. During the three months ended March 31, 2023, the Company sold 229,378 shares of its common stock under its at-the-market offering pursuant to the Open Market Sale Agreement, resulting in net proceeds of $4,899. In the

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

aggregate, during the three months ended March 31, 2023, the Company sold an aggregate of 475,265 shares of its common stock pursuant to the Amended and Restated Sales Agreement and the Open Market Sale Agreement for total net proceeds of $14,893.

On November 28, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of common stock and shares of Series E Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series E Preferred Stock”), in two tranches for aggregate gross proceeds of up to $31,000 (collectively, the “Private Placement”). Pursuant to the Securities Purchase Agreement, on December 1, 2022, the Company issued and sold to the Purchasers at the first closing of the Private Placement, (i) 76,813 shares of common stock, at a price per common share equal to $5.75 and (ii) 9,666 shares of Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $6,000. On December 27, 2022, following the certification by the Chief Executive Officer of the Company that the FDA accepted the Company’s IND for KPI-012, the Company issued and sold to the Purchasers at a second closing of the Private Placement a total of 43,478 Preferred Shares, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $25,000. Costs incurred in connection with the Private Placement were $240, which were recorded as a reduction to additional paid-in capital.

On March 3, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC (the “2023 Shelf Registration”). Under the 2023 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units after such time as the shelf registration statement is declared effective by the SEC. Subject to the effectiveness of the 2023 Shelf Registration and in accordance with the terms of the Open Market Sale Agreement, the Company may issue and sell, from time to time, up to $40,000 of its common stock in an at-the-market equity offering through Jefferies, as sales agent. Upon effectiveness of the 2023 Shelf Registration, the Company will not make any further offers or sales of its common stock pursuant to the ATM Prospectus Supplement and the 2020 Shelf Registration.

13. STOCK‑BASED COMPENSATION

During the three months ended March 31, 2023, the Company granted options for the purchase of 4,200 shares of common stock and 143,825 restricted stock units. In January 2023, employees of the Company purchased an aggregate of 461 shares under the Employee Stock Purchase Plan.

The assumptions used in determining fair value of the stock options granted during the three months ended March 31, 2023 are as follows:

Three Months Ended March 31,
2023
Expected volatility	121.9%
Risk-free interest rate	3.72%
Expected dividend yield	0%
Expected term (in years)	6.10

During the three months ended March 31, 2023, the weighted average grant-date fair value of options granted was $14.80.

In January 2022, the Company granted stock options to purchase up to 14,850 shares of common stock to certain executives tied to certain performance criteria. On March 14, 2023, the Compensation Committee of the Company’s Board of Directors determined that certain of the performance conditions were achieved at specific levels of

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

achievement, resulting in vesting of options to purchase 3,960 shares of common stock. As of March 31, 2023, the Compensation Committee had made no determination with respect to certain performance metrics, which could result in the further vesting of up to 2,970 shares of common stock underlying the option. The Company has assessed the probability of achievement of the remaining performance criteria and has recorded related stock compensation expense to the extent the performance metrics were determined to be achieved or probable of achievement as of March 31, 2023.

As of March 31, 2023, a total of 148,093 RSUs were outstanding, consisting of 144,633 unvested shares and 3,460 vested and deferred shares by directors.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Cost of product revenues	$—	$48
Research and development	385	525
Selling, general and administrative	939	2,232
Total	$1,324	$2,805

14. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(14,455)	$(32,941)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	2,069,186	1,485,168

Net loss per share attributable to common stockholders, basic and diluted	$(6.99)	$(22.18)
(1)	Included in the weighted-average common shares outstanding, basic and diluted for the three months ended March 31, 2022 is an aggregate of 19,350 shares of common stock that were held back by the Company as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued in March 2023.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2023	2022
Options to purchase shares of common stock	191,475	256,924
Unvested RSUs and PSUs	144,633	20,373
Unexercised warrants	4,303	4,303
Convertible preferred stock (as converted to common shares)	5,314,400	—
	5,654,811	281,600

15. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2023 and 2022. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of March 31, 2023 and December 31, 2022, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three months ended March 31, 2023 and 2022.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

16. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. Amounts paid to Stanford in the three months ended March 31, 2023 and 2022 were de minimis. The Company is obligated to pay Stanford a $175 milestone payment which was triggered by the beginning of the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States which has been included within accounts payable on the consolidated balance sheet as of March 31, 2023.

Litigation— The Company is not currently subject to any material legal proceedings.

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company will pay the remaining amount due in connection with the Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of March 31, 2023 or December 31, 2022, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

17. SUBSEQUENT EVENTS

Executed Combangio Lease

In April 2023, Combangio, a wholly owned subsidiary of the Company, entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio will lease approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The term of the lease commences on July 1, 2023. The initial term of the lease will be for 62 months commencing on the lease commencement date, unless earlier terminated. The lease provides Combangio with an option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease in April 2023. As the lease had not commenced as of March 31, 2023, the Company has not recorded an operating lease right of use asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $3,077.

KALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Option Exchange Program

On May 1, 2023, the Company commenced a one-time stock option exchange program (the “Option Exchange Program”), under which the Company’s eligible executive officers, other employees and non-employee directors are being given the opportunity to exchange options to purchase shares of the Company’s common stock held by them for an equal number of restricted stock units, which will be subject to vesting conditions. The Option Exchange Program is scheduled to expire at 11:59 p.m., Eastern Time on May 30, 2023, unless extended. For additional information regarding the Option Exchange Program, please refer to the Company’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on May 1, 2023 and any amendments or supplements thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 3, 2023. This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-50 reverse stock split of our common stock that became effective on October 20, 2022, and all references to historical share and per share amounts give effect to the reverse stock split.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the eye. Our product candidate, KPI-012, which we acquired from Combangio, Inc., or Combangio, on November 15, 2021, is a mesenchymal stem cell secretome, or MSC-S, and is currently in clinical development for the treatment of persistent corneal epithelial defects, or PCED, a rare disease of impaired corneal healing. Based on the positive results of a Phase 1b clinical safety and efficacy trial of KPI-012 in patients with PCED, along with favorable preclinical safety and efficacy results, we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, which was accepted in December 2022. In February 2023, we dosed our first patient in our CHASE (Corneal Healing After SEcretome therapy) Phase 2b clinical trial of KPI-012 for PCED in the United States, or the CHASE trial.

On March 27, 2023, we announced positive safety data from the first cohort of the CHASE Phase 2b clinical trial. The CHASE trial includes two patient cohorts. The first cohort is an open-label study to evaluate the safety of the high dose of KPI-012 (3 U/mL) dosed topically four times per day, or QID, in two patients. Both patients in the first cohort successfully completed at least one week of dosing with no safety issues observed. We have initiated the second and final patient cohort.

The second cohort is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group study to evaluate the safety and tolerability of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 patients. The primary endpoint of the trial is the complete healing of the PCED as measured by corneal fluorescein staining. We are targeting reporting topline safety and efficacy data in the first quarter of 2024. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application to the FDA.

KPI-012 has received Orphan Drug and Fast Track designations from the FDA for the treatment of PCED.

We believe the multifactorial mechanism of action of KPI-012 also makes our MSC-S a platform technology. We are evaluating the potential development of KPI-012 for additional rare front-of-the-eye diseases, such as for the treatment of Limbal Stem Cell Deficiency and other rare corneal diseases that threaten vision. In addition, we have initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. In connection with the determination to focus our research and development efforts on KPI-012, in 2022, we determined to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform. We expect to commercialize in the United States any of our product candidates that receive marketing approval. For a further description of our acquisition of Combangio, KPI-012 and PCED, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and see Note 1, “Nature of Business and Basis of Presentation”, Note 5, “Fair Value of Financial Instruments” and Note 16, “Commitments and Contingencies” of our condensed consolidated financial statements included herein.

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

On July 8, 2022, we closed the transaction, or the Alcon Transaction, contemplated by the asset purchase agreement, dated as of May 21, 2022, or the Asset Purchase Agreement, by and between us, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer to collectively as Alcon, pursuant to which Alcon purchased the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction. For a further description of the Alcon Transaction, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 3, “Sale of Commercial Business to Alcon” of our condensed consolidated financial statements.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net loss was $14.5 million for the three months ended March 31, 2023 and $44.8 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $601.7 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we had generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and preferred stock (including our private placement of common stock and preferred stock for gross proceeds of approximately $31.0 million in December 2022, or our Private Placement), borrowings under credit facilities and our Loan Agreement with Oxford Finance, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commercial Business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012. We have no revenue-generating commercial products and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio, which are more fully described in the “Liquidity and Capital Resources” section. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued

development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Business Impact of COVID-19 Pandemic

We do not know the extent to which the COVID-19 pandemic will impact our development of KPI-012 or any other product candidate we develop.The COVID-19 pandemic had negatively impacted our revenues from INVELTYS. In addition, the COVID-19 pandemic has generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic impacted the launch of EYSUVIS. We cannot predict whether the COVID-19 pandemic will impact Alcon’s ability to commercialize EYSUVIS and INVELTYS, and as a result, it cannot be certain whether the COVID-19 pandemic might adversely affect when we may receive milestone payments from Alcon, which milestone payments we may receive and if we will receive any milestone payments at all. Any impact of the COVID-19 pandemic on our development of KPI-012 and any other product candidate we may develop in the future, Alcon’s commercialization efforts of EYSUVIS and INVELTYS, and our operational and financial performance will depend on certain future developments, including the length and severity of this pandemic, the timing and extent of any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and treatments, and the full extent of the impact on employees, vendors and government agencies, all of which are uncertain and cannot be predicted.

Management is actively monitoring the COVID-19 pandemic and its effects on our financial condition, liquidity, operations, vendors, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q, including the risk factor entitled “Public health epidemics, including COVID-19, could impact the development of KPI-012 or any other product candidate we develop, and may continue to adversely affect our business, results of operations and financial condition.”

Recent Developments

Option Exchange Program

On May 1, 2023, we commenced a one-time stock option exchange program, orthe Option Exchange Program, under which our eligible executive officers, other employees and non-employee directors are being given the opportunity to exchange options to purchase shares of our common stock held by them for an equal number of restricted stock units, which will be subject to vesting conditions. The Option Exchange Program is scheduled to expire at 11:59 p.m., Eastern Time on May 30, 2023, unless extended. For additional information regarding the Option Exchange Program, please refer to our Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on May 1, 2023 and any amendments or supplements thereto.

CIRM Award

On April 28, 2023, the California Institute for Regenerative Medicine, or CIRM, announced that it had selected Combangio for a $15 million grant to support the ongoing KPI-012 program for the treatment of PCED. The award includes funding for the CHASE trial, as well as product and process characterization and analytical development for the program. Subject to the execution of a defintivie agreement with CIRM, a portion of the CIRM award is expected to be disbursed to Combangio upfront and the remainder is expected to be disbursed by CIRM to Combangio upon the achievement by Combangio of specified milestones. The award from CIRM is also expected to be subject to a co-funding requirement under which Combangio will be obligated to spend a specified minimum amount on the development of KPI-012 to obtain the award amount.

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

We currently have no commercial products in our portfolio. Moreover, we only recently commenced the CHASE trial of KPI-012 for PCED in the United States and, accordingly, we do not expect to generate revenue from KPI-012 or any other product candidate we may develop for the foreseeable future, if at all. See the section titled “Business Impact of COVID-19 Pandemic” above for information about the impact of COVID-19 on sales and commercialization of EYSUVIS and INVELTYS.

Cost of Product Revenues

Cost of product revenues consisted primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory, losses on inventory purchase commitments, and other manufacturing overhead costs. Prior to the sale of our Commercial Business in July 2022, write-downs of inventory were recorded as a cost of product revenues in the consolidated statements of operations and comprehensive loss. Following the sale of our Commercial Business, any adjustments to the remaining EYSUVIS and INVELTYS inventory, or the Remaining Inventory, are recorded within other expense in the consolidated statements of operations and comprehensive loss. Following the sale of the Commercial Business, the only customer for our current inventory is Alcon. If Alcon does not purchase any additional inventory, the Remaining Inventory balance, net of the deferred gain on sale of Commercial Business, will be recorded to other expense in the consolidated statements of operations and comprehensive loss. As a result of the sale of our Commercial Business to Alcon, we do not expect to generate cost of product revenues until such time as we commercialize another product candidate.

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

We expect that our selling, general and administrative expenses for 2023 will decrease as compared to such expenses for the year ended December 31, 2022 as a result of our recently completed workforce reduction and the sale of our Commercial Business to Alcon in July 2022. We anticipate that our selling, general and administrative expenses will stabilize at 2023 expense levels for the foreseeable future as we continue to support our development efforts for KPI-012 and seek marketing approval for KPI-012 and any other product candidate we may develop in the future. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

We expect that our research and development costs for 2023 will increase as compared to such expenses for the year ended December 31, 2022 as we advance the clinical development of KPI-012 and as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidate we may develop in the future, including our ongoing and planned preclinical studies under our KPI-014 program. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. With respect to the COVID-19 pandemic, we are unable to predict the impact it may have on our research and development activities.

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

Gain (Loss) on Fair Value Remeasurement of Deferred Purchase Consideration

In connection with the closing of the Combangio Acquisition on November 15, 2021, we agreed to issue an aggregate of 155,664 shares, or the Deferred Purchase Consideration, of our common stock to former Combangio stockholders and other equityholders, or the Combangio Equityholders, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022 and (ii) an aggregate of 19,350 shares of common stock that were held back by us as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued in on March 10, 2023. We recorded an obligation for such Deferred Purchase Consideration at fair value on the acquisition date. We then revalued our Deferred Purchase Consideration obligations each reporting period. Changes in the fair value of our Deferred Purchase Consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of Deferred Purchase Consideration in our condensed consolidated statements of operations and comprehensive loss.

Loss (Gain) on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. To date and during the three months ended March 31, 2023, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) upon dosing of the first patient in our CHASE trial in February 2023, or the Dosing Milestone. We will pay the remaining amount due in connection with the Dosing Milestone of $0.1 million in cash in January 2024. All potential milestone payments to the Combangio Equityholders are payable in cash going forward.

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

The potential payments and milestones are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 3, “Fair Value of Financial Instruments” of our condensed consolidated financial statements.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

Interest Expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs and accretion of the final payment fee recognized on our debt arrangements.

Other Income (Expense), Net

Other income and expense, net consists of expense recorded to assets held for sale for expiring inventory, partially offset by reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

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

There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022	Change

	(in thousands)
Product revenues, net	$—	$1,372	$(1,372)
Costs and expenses:
Cost of product revenues	—	775	(775)
Selling, general and administrative	6,030	26,982	(20,952)
Research and development	4,036	4,466	(430)
(Gain) loss on fair value remeasurement of Deferred Purchase Consideration	(230)	1,051	(1,281)
Loss (gain) on fair value remeasurement of contingent consideration	1,847	(988)	2,835
Total operating expenses	11,683	32,286	(20,603)
Loss from operations	(11,683)	(30,914)	19,231
Other income (expense)
Interest income	675	8	667
Interest expense	(1,474)	(2,035)	561
Other income (expense), net	(1,973)	—	(1,973)
Net loss	$(14,455)	$(32,941)	$18,486

Product revenues, net

We did not have any product revenues during the three months ended March 31, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Product revenues, net was $1.4 million for the three months ended March 31, 2022, consisting of $1.0 million from EYSUVIS sales and $0.4 million from INVELTYS sales. As a result of the sale of our Commercial Business, we no longer have any commercial products in our portfolio.

Cost of product revenues

We did not have any cost of product revenues during the three months ended March 31, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Cost of product revenues was $0.8 million for the three months ended March 31, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.0 million for the three months ended March 31, 2023, compared to $27.0 million for the three months ended March 31, 2022, which was a decrease of $21.0 million. The decrease in selling, general and administrative expenses for the three months ended March 31, 2023 was primarily due to the sale of our Commercial Business to Alcon and our related workforce reduction and includes a $9.5 million decrease in employee-related expenses, a $9.1 million decrease in external sales and marketing costs, a $1.2 million decrease in stock-based compensation costs and a decrease in certain medical affairs costs attributable to our former commercial products. Also contributing to the decrease as compared to the three months ended March 31, 2022, was a $0.5 million decrease in administrative and professional service fees and a $0.7 million decrease in facility related costs.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022	Change

	(in thousands)
KPI-012 development costs	$1,825	$738	$1,087
Employee‑related costs	2,159	2,505	(346)
Other research and development costs	52	1,223	(1,171)
Total research and development	$4,036	$4,466	$(430)

Research and development expenses were $4.0 million for the three months ended March 31, 2023, compared to $4.5 million for the three months ended March 31, 2022, a decrease of $0.5 million. The decrease was primarily the result of a $1.2 million decrease in other research and development costs, which primarily included preclinical studies related to our former pipeline programs and other facility related costs, and a $0.3 million decrease in employee-related costs, partially offset by a $1.0 million increase in KPI-012 development costs.

(Gain) loss on fair value remeasurement of Deferred Purchase Consideration

Gain on fair value remeasurement of Deferred Purchase Consideration for the three months ended March 31, 2023 was $0.2 million and loss on fair value remeasurement of Deferred Purchase Consideration for the three months ended March 31, 2022 was $1.1 million, which were primarily due to a change in the fair value of our underlying stock price.

Loss (gain) on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2023 was $1.8 million and gain on fair value remeasurement of contingent consideration for the three months ended March 31, 2022 was $1.0 million, and were primarily due to changes in discount rates, partially offset by the passage of time.

Interest income

Interest income was $0.7 million for the three months ended March 31, 2023 and was less than $0.1 million for the three months ended March 31, 2022. Interest income consists of interest earned on our cash and cash equivalents. The increase was attributable to higher interest rates during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Interest expense

We incurred interest expense of $1.5 million for the three months ended March 31, 2023 and $2.0 million for the three months ended March 31, 2022. Interest expense for the three months ended March 31, 2023 and 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the three months ended March 31, 2023, $43.3 million of indebtedness was outstanding under our Loan Agreement until $9.3 million was repaid on January 25,

2023 resulting in an outstanding indebtedness of $34.0 million. During the three months ended March 31, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement.

Other income (expense), net

Other expense, net was $2.0 million for the three months ended March 31, 2023. There was no other income and expense for the three months ended March 31, 2022. The other expense, net during the three months ended March 31, 2023 represents a $2.2 million expense recorded to assets held for sale for expiring inventory, partially offset by $0.2 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, and commenced a full promotional launch of our second product, EYSUVIS, in early January 2021, we only generated limited revenues from product sales prior to the sale of our Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our IPO, follow-on public common stock offerings and sales of our common stock under our at-the-market equity offerings, private placements of common stock and preferred stock (including our Private Placement), borrowings under credit facilities and our Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford Finance, convertible promissory notes and warrants.

On May 7, 2020, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, or the Amended and Restated Sales Agreement, pursuant to which we could issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our at-the-market offering. From January 1, 2023 to January 10, 2023, we sold 245,887 shares of our common stock under the ATM Offering pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $10.0 million. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when we completed the sale of $75.0 million of our shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, we had sold an aggregate of 565,974 shares of our common stock under such agreement for aggregate gross proceeds of $75.0 million. We did not sell any shares of our common stock under the at-the-market offering pursuant to the terms of the Amended and Restated Sales Agreement during the three months ended March 31, 2022.

On January 19, 2023, we entered into a new sales agreement with Jefferies, or the Open Market Sale Agreement, pursuant to which we may issue and sell, from time to time, shares of our common stock through Jefferies under our at-the-market offering. We filed a prospectus supplement relating to the Open Market Sale Agreement under our 2020 Shelf Registration, or the ATM Prospectus Supplement, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $40.0 million under the Open Market Sale Agreement. During the three months ended March 31, 2023, we sold 229,378 shares of our common stock under our at-the-market offering pursuant to the Open Market Sale Agreement, resulting in net proceeds of $4.9 million. In the aggregate, during the three months ended March 31, 2023, we sold an aggregate of 475,265 shares of our common stock pursuant to our Amended and Restated Sales Agreement and our Open Market Sale Agreement for total net proceeds of $14.9 million.

On May 4, 2021, we entered into the Loan Agreement with Oxford Finance, in its capacity as lender, or the Lender, and in its capacity as collateral agent, or Agent, pursuant to which a term loan of up to an aggregate principal amount of $125.0 million became available to us, consisting of a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million and additional tranches that are no longer available to us. The term loans bear interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. In connection with our entry into the Asset Purchase

Agreement, on May 21, 2022, we entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the Lender and Agent consented to the entry by us into the Asset Purchase Agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the payment by us at the closing of the Alcon Transaction of an aggregate amount of $40.0 million, or the Second Amendment Prepayment, to the Lender and Agent. The Second Amendment Prepayment, which represented a partial prepayment of principal in the amount of $36.7 million of the $80.0 million principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $0.7 million and a final payment fee of $2.6 million, was paid on July 8, 2022 in connection with the closing of the Alcon Transaction.

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

On November 28, 2022, in connection with the Private Placement, we entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with certain institutional investors names therein, or the Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock, or the Series E Preferred Stock, in two tranches for aggregate gross proceeds of up to $31.0 million. Pursuant to the Securities Purchase Agreement, at the first closing of the Private Placement on December 1, 2022, we issued and sold to the Purchasers (i) 76,813 shares of common stock, at a price per share equal to $5.75 and (ii) 9,666 shares of Series E Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $6.0 million. On December 27, 2022, following the certification by our Chief Executive Officer that the FDA accepted our IND application for KPI-012, we issued and sold to the Purchasers at a second closing of the Private Placement a total of 43,478 shares of Series E Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $25.0 million. For further information about the Private Placement and the Securities Purchase Agreement, see Item 1, “Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

As a result of the acquisition of Combangio, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Pursuant to the Merger Agreement, former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration, which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations which are in the mid-to-high single digits. The total potential maximum payout for the milestone payments which are contingent upon the achievement of specified development, regulatory and commercialization milestones is $40.0 million and the total potential maximum payout for future sales-based milestone payments is an additional $65.0 million. To date, of the $40.0 million of contingent consideration payable upon achievement of specified development, regulatory and commercialization milestones, in March 2023 we paid to the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,038 shares of our common stock) upon dosing of the first patient in our CHASE trial in February 2023. The remaining amount of $0.1 million for this milestone will be paid in cash in January 2024. For a full description of the consideration payable as a result of the Combangio Acquisition, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 5, “Fair Value of Financial Instruments”, of our condensed consolidated financial statements.

On March 3, 2023, we filed a shelf registration statement on Form S-3 with the SEC, or the 2023 Shelf Registration. Under the 2023 Shelf Registration we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units after such time as the shelf registration statement is declared effective by the SEC. Subject to the effectiveness of the 2023 Shelf Registration and in accordance with the terms of the Open Market Sale Agreement, we may issue and sell, from time to time, up to an aggregate of $40.0 million of our common stock in an at-the-market equity offering through Jefferies. Upon effectiveness of the 2023 Shelf Registration, we will not make any further offers or sales of our common stock pursuant to the ATM Prospectus Supplement and the 2020 Shelf Registration.

Our other material cash requirements from known contractual and other obligations as of March 31, 2023 primarily related to our licensing agreement with Stanford University. For information related to our future commitments relating to our licensing agreement, see Note 16, “Commitments and Contingencies”, of our condensed consolidated financial statements. For information related to our operating lease commitment entered into in April 2023, see Note 17, “Subsequent Events”, of our condensed consolidated financial statements.

Cash Flows

As of March 31, 2023 and December 31, 2022, we had $63.6 million and $70.5 million in cash and cash equivalents, respectively. As of March 31, 2023 and December 31, 2022, we had $34.0 million and $43.3 million in indebtedness, respectively, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2023	2022	Change

	(in thousands)
Net cash used in operating activities	$(9,684)	$(24,089)	$14,405
Net cash used in investing activities	(108)	(5,073)	4,965
Net cash provided by financing activities	2,858	154	2,704
Decrease in cash and restricted cash	$(6,934)	$(29,008)	$22,074

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $9.7 million, compared to $24.1 million for the three months ended March 31, 2022, a decrease of $14.4 million, primarily due to the decrease in the net loss adjusted for non-cash charges of $18.2 million, partially offset by the timing of working capital fluctuations which accounted for $3.8 million of the decrease. Notable working capital fluctuations included a decrease in accounts payable, accrued expenses and other current liabilities during the three months ended March 31, 2023 of $6.3 million, as compared to an increase in accounts payable, accrued expenses and other current liabilities in the three months ended March 31, 2022 of $1.5 million. Accounts receivable decreased $0.1 million in the three months ended March 31, 2023, whereas accounts receivable decreased by $2.3 million during the three months ended March 31, 2022. Partially offsetting these decreases was a decrease of $5.5 million in prepaid expenses and other current assets during the three months ended March 31, 2023, as compared to an increase of $1.7 million in prepaid expenses and other current assets during the three months ended March 31, 2022 as a result of the collection of receivables due from Alcon and third-parties in connection with transition related services.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $0.1 million compared to net cash used in investing activities of $5.1 million for the three months ended March 31, 2022, a decrease of $5.0 million. Net cash used in investing activities for the three months ended March 31, 2023 related to purchases of property and equipment and other assets of $0.1 million. Net cash used in investing activities for the three months ended March 31, 2022 related to the purchases of short-term investments of $5.0 million and purchases of property and equipment and other assets of $0.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $2.9 million, compared to $0.2 million in the three months ended March 31, 2022, an increase of $2.7 million. Net cash provided by financing activities for the three months ended March 31, 2023 largely consisted of $14.9 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the market equity offering, partially offset by $10.0 million of repayment of principal and final payment fee on our Loan Agreement and a $2.0 million payment for the Dosing Milestone reflected in financing activities. Net cash provided by financing activities for the three months ended March 31, 2022 consisted of $0.2 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Funding Requirements

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase in the future as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidates we may develop, including our ongoing preclinical studies under our KPI-014 program. If we obtain marketing approval for KPI-012 or any product candidates we may develop in the future, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of March 31, 2023, together with anticipated funding from the California Institute for Regenerative Medicine, or CIRM, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the first quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents. Our cash equivalents as of March 31, 2023 consisted of money market accounts that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of March 31, 2023 and 2022, the aggregate principal amount outstanding under the Loan Agreement was $34.0 million and $80.0 million, respectively. The aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89% per annum. An immediate 10% change in the 30-day LIBOR rate would not have a material impact on our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $14.5 million and $44.8 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $601.7 million. Prior to the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our commercial business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our commercial business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As of result of the acquisition of Combangio in November 2021 and the sale of our commercial business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our commercial business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, conducting research and development activities, and prior to the sale of our commercial business to Alcon in July 2022, developing and commercially launching EYSUVIS and INVELTYS. While we have had experience with obtaining marketing approval for and commercially launching two commercial products, we no longer have any commercial products following the sale of our commercial business to Alcon, we have only one product candidate in clinical development and we cannot be certain that we will be able to develop, obtain marketing approval for and commercialize a product in the future. If we are successful in developing and obtaining marketing approval for KPI-012 or any product candidate we may develop in the future, we will again have to transition from a company with a research and development focus to a company capable of supporting commercial activity. We may not be successful in such a transition. In addition, prior to our acquisition of KPI-012 in November 2021, we had no prior experience developing biological product candidates. As such, we may encounter delays or difficulties in our efforts to develop and commercialize KPI-012.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $63.6 million as of March 31, 2023, together with anticipated funding from the California Institute for Regenerative Medicine, or CIRM, will enable us to fund our operations, lease and debt service obligations and capital expenditure requirements into the first quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

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

For example, our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under the Loan Agreement, we are also restricted from paying dividends on our common stock, granting liens, making investments, making acquisitions, making certain restricted payments, selling assets and making certain other uses of our cash without the lenders’ consent, subject in each case to certain exceptions. In addition, under our securities purchase agreement for our December 2022 private placement, we have agreed that we will not, without the prior approval of the requisite investors in the private placement: (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Convertible Non-Redeemable Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of its existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions.

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

We have a substantial amount of indebtedness. As of March 31, 2023, we had $34.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, bearing interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. The start date for amortization payments under the Loan Agreement is January 1, 2025, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in five monthly installments. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt, particularly if we are in default under our Loan Agreement and all of our indebtedness under the Loan Agreement is due, and funds from external sources may not be available on a timely basis or acceptable terms, if at all. In addition, a failure to comply with the covenants under our Loan Agreement could result in an event of default and acceleration of amounts due. In particular, a delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about our ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements and would adversely effect our financial condition and ability to pursue our business strategy.

Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement.

Because our debt under the Loan Agreement bears interest at floating interest rates, increases in interest rates could materially increase our interest expense. Further, our Loan Agreement uses LIBOR as a reference rate. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (1) immediately after December 31, 2021, in the case of the one week and two month LIBOR tenors; and (2) immediately after June 30, 2023, in the case of the remaining LIBOR tenors. The United States Federal Reserve has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate, or SOFR, a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Whether SOFR or any other alternative reference rates attains market acceptance as a LIBOR replacement tool remains uncertain. As such, the future potential alternatives to LIBOR at this time is uncertain.

We continue to take steps to identify and assess the potential impact of the prospective cessation of the LIBOR tenors. When LIBOR is no longer available, we may suffer from potential increases in interest rate costs on our floating debt rate. It is not possible to predict the effect these developments may have on our Loan Agreement. Further, we may need to renegotiate our Loan Agreement and the floating loans thereunder to replace the interest rate calculated by reference to LIBOR with an interest rate calculated by reference to a new standard that is established.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities and expenses. Such estimates and judgments include inventory, the fair value of warrants, contingent consideration, stock-based compensation, accrued expenses and the recoverability of our net deferred tax assets and related valuation allowance. We base our estimates and judgments on historical experience, expected future experience and on various other assumptions that we believe to be reasonable under the circumstances. In addition, from time to time, we may rely on projections regarding our expected future performance that represent our management’s then-current estimates. However, any of these estimates, judgments or projections, or the assumptions underlying them, may change over time or may otherwise prove to be inaccurate. In particular, to report historical product revenue, we estimated the amount of our products that may be returned and presented this amount as a reduction of revenue in the period the related product revenue was recognized, in addition to establishing a liability. If our product return estimates are lower than the actual amount of product returns we experience, our existing reserves will be insufficient to cover future returns. Our results of operations may be adversely affected if our estimates, assumptions or projections change or if actual circumstances differ from those in our estimates or assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KPI-012 or any other product candidate that we may develop, including:

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may recommend or require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their obligations to us in a timely manner, or at all;
●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	we may be subject to additional post-marketing testing requirements to maintain regulatory approval;
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or may be delayed;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate trials;
●	restrictions resulting from the health epidemics, including COVID-19, and their collateral consequences may result in internal and external operational delays and limitations; and
●	regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified Risk Evaluation and Mitigation Strategy.

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

Patient enrollment is affected by a variety of factors, including:

●	the prevalence and severity of the disease or condition under investigation;
●	the patient eligibility criteria for the trial in question;
●	the perceived risks and benefits of the product candidate under study;
●	the existence of existing treatments for the indications for which we are conducting clinical trials;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of clinicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective patients;
●	the conducting of clinical trials by competitors for product candidates that treat the same indications as our product candidates;
●	the impact of public health epidemics, such as the COVID-19 pandemic; and
●	the lack of adequate compensation for prospective patients.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. In July 2022, we sold our commercial business, including EYSUVIS and INVELTYS, to Alcon and we made a strategic determination to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform and to focus our research and development efforts solely on this platform.

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

Public health epidemics, including the COVID-19 pandemic, could impact the development of KPI-012 or any other product candidate we develop, and may adversely affect our business, results of operations and financial condition.

Public health epidemics, including the COVID-19 pandemic, may affect our ability to initiate and complete preclinical studies and clinical trials for KPI-012 and any other product candidates we develop, including disruptions in procuring supplies that are essential for our research and development activities, manufacturing disruptions, disruptions in our ability to obtain necessary trial site approvals, as well as delays in or difficulties with enrollment and other delays at clinical trial sites. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. In addition, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends on May 11, 2023 and allow 22 related-policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. As a result of these and other measures, we may in the future face disruptions to our business. We do not know the extent to which public health epidemics, including the COVID-19 pandemic, will impact our development of KPI-012, including our ongoing CHASE Phase 2b clinical trial, or any other product candidates that we develop.Additionally, while we currently are not experiencing interruptions in our manufacturing of KPI-012, any reinstatement of quarantines, travel restrictions and other measures related to a public health emergency may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

The COVID-19 pandemic had negatively impacted our revenues from INVELTYS. In addition, the COVID-19 pandemic generally had an adverse impact on the launch of pharmaceutical products, and we believe the pandemic impacted our launch of EYSUVIS. We cannot predict whether the COVID-19 pandemic will impact Alcon’s ability to commercialize EYSUVIS and INVELTYS, and as a result, we cannot be certain whether the COVID-19 pandemic might adversely affect when we may receive milestone payments from Alcon, which milestone payments we may receive and if we will receive any milestone payments at all.

Public health epidemics may cause disruptions in financial markets, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the impact of COVID-19 on economies worldwide could result in adverse effects on our business and operations.

While the public health emergency declared for the COVID-19 pandemic will terminate soon, we cannot be certain what the overall impact of the COVID-19 pandemic or any other public health emergencies or pandemics will be on our business in the future and a continuation of the pandemic has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

We established a sales, marketing and distribution infrastructure for the commercial launch of INVELTYS and EYSUVIS, and, as a company, we have limited experience in the sales, marketing and distribution of therapeutic products. Following the sale of our commercial business to Alcon in July 2022 and our determination to focus our research and development efforts on KPI-012 and our MSC-S platform, we committed to a course of action to terminate 113 employees, consisting of our entire commercial sales force and certain employees in our commercial, scientific, manufacturing, finance and administrative functions. To achieve commercial success for any product for which we obtain marketing approval in the future, we will again need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

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

Factors that may inhibit our efforts to commercialize on our own KPI-012 or any other product candidate we develop, if and when approved, include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	our inability to obtain and maintain coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
●	the inability of sales personnel to obtain access to clinicians or persuade adequate numbers of clinicians to prescribe our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with establishing, maintaining and expanding, if and when necessary, an independent sales, marketing and distribution organization.

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

We are also aware of potential competitors for KPI-012 for limbal stem cell deficiency, or LSCD. Competitive products and product candidates in LSCD include two stem cell-based approaches. ABCB5+ limbal stem cells, which are being studied in Phase 1/2 clinical trials and are being developed by RHEACELL GmbH & Co. KG, utilize allogeneic limbal stem cells derived from human corneal rims, which are expanded ex-vivo and manufactured as an advanced-therapy medicinal product. Holoclar utilizes autologous limbal stem cells derived from the healthy portion of the patient’s eye. Holoclar is approved in the European Union for treatment of LSCD caused by ocular burns and is developed by Chiesi.

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

We are subject to risks related to our reliance on third-party manufacturers for the manufacture of the drug substance and product of KPI-012, a biological product candidate. Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. KPI-012 is a bone-marrow derived MSC-S therapeutic composed of biologically active components, including protease inhibitors and growth factors, and is produced from a proprietary cell bank. The manufacturing process for KPI-

012 is comprised of three stages: (1) cultivation of mesenchymal stem cells from a working cell bank and production of unprocessed conditioned media (cell-free secretome), (2) production of drug substance as a chemically defined solution and (3) formulation and filling of drug product. While the drug product for Combangio’s early research and Phase 1b clinical trial was cultivated using a planar culture model, we implemented a bioreactor cultivation model for our ongoing CHASE Phase 2b clinical trial of KPI-012. We also plan to utilize a bioreactor cultivation model for our planned clinical trials and for commercial supply of KPI-012. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. In addition, KPI-012 drug product is manufactured from a vial of a working cell bank, which in turn was produced from a vial of master cell bank. KPI-012 master cell bank and working cell bank is stored in two separate locations. It is possible that we could lose the cell bank in both locations and have our manufacturing severely impacted by the need to replace the cell bank.

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

A portion of our patent portfolio is in-licensed. As such, we are a party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold an exclusive license for a patent family relating to KPI-012. We rely on a license from Stanford University for certain patent rights related to KPI-012. The license agreement between Combangio and Stanford University, or Stanford University License Agreement, imposes specified diligence, milestone payment, royalty and other obligations on us and requires that we meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the license. Our rights with respect to in-licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated or if we fail to satisfy the obligations under the Stanford University License Agreement. We are likely to enter into additional license agreements to in-license patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our product candidates could be materially harmed.

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

In addition, disruptions at the FDA and other agencies may prolong the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. The ability of the FDA to review and approve new biologics can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of Congress failing to timely raise the U.S. debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track review products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track review product may be effective. In April 2023, the FDA designated KPI-012 for the treatment of PCED for Fast Track review.

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

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, such as the Fast Track designation for KPI-012 for the treatment of PCED, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2021, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments, will stay in effect through 2031. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was enacted on March 27, 2020, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Pursuant to subsequent legislation, the reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, be precluded from developing, manufacturing and selling certain products outside the United States or be required to develop and implement costly compliance programs, which could adversely affect our business, results of operations and financial condition.

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

As of December 31, 2022, we had federal net operating loss, or NOL, carryforwards of $349.4 million, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2022, we also had state NOL carryforwards of $390.6 million, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2023. As of December 31, 2022, we had no federal and state research and development credit carryforwards. Our NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

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

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs and research and development tax credit carryforwards could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the 2017 Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that have significantly impacted our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we will likely be unable to use a material portion of our NOLs and other tax attributes.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and other personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Our decision to sell our commercial business to Alcon, our determination to solely focus our research and development efforts on our MSC-S platform, including KPI-012, and our recently completed workforce reduction could harm our ability to attract and retain qualified personnel who are critical to our business. In addition, we rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to successfully develop and commercialize KPI-012 and any other product candidate we may develop in the future will be harmed.

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

We terminated our lease for office and laboratory space at our former corporate headquarters in Watertown, Massachusetts, effective January 11, 2022. While we have retained a nominal amount of office space on a short-term basis to conduct in-person meetings from time-to-time in Arlington, Massachusetts and lease office and laboratory space in Menlo Park, California, the vast majority of our employees no longer have individual offices. As a result, our management team and the vast majority of our employees will work remotely and without dedicated office space, until such time as we determine to obtain a new operating lease. By migrating to a remote workforce, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities, which may be less secure. The risk of cyber incidents or other privacy or data security incidents may be heightened as a result of our remote work environment. Remote working arrangements could also impact employee productivity and morale, impede employee training, strain our technology resources and introduce operational risks, all of which could negatively impact our business. Furthermore, our transition to a largely remote workplace will increase our reliance on third parties to conduct a significant portion of our research and development activities. We have limited ability to control the amount or timing of resources that any such third party will devote to our research and development activities, and such third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with such third parties, and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs.

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

The liquidity of the shares of our common stock may be affected adversely by the 1-for-50 reverse stock split we effected in October 2022 given the reduced number of shares that are outstanding following the reverse stock split, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock is not sustained. In addition, the reverse stock split has increased the number of stockholders who own “odd lots” of less than 100 shares of our common stock. A purchase or sale of less than 100 shares of common stock may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of our common stock following the reverse stock split may be required to pay higher transaction costs if they sell their common stock.

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

Our stock price is volatile and fluctuates substantially. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

●	whether we receive, and the amount of, any future milestone payments from Alcon in connection with the sale of our Commercial Business;
●	our strategic decision to focus our research and development efforts on our MSC-S platform, including KPI-012;
●	results of preclinical studies and clinical trials of KPI-012 or any other product candidates we may develop;
●	our ability to receive marketing approval for and to successfully commercialize KPI-012 or any other product candidate we may develop;

●	results of clinical trials of product candidates of our competitors;
●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel
●	the level of expenses related to the development of KPI-012 and any other product candidate we develop;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	sales of common stock by us, our executive officers, directors or principal stockholders, or others, or the anticipation of such sales;

●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions;
●	political instability in the United States and Europe, including as a result of Congress failing to timely raise the U.S. debt ceiling; or
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 8, 2023, we had outstanding 2,348,687 shares of common stock.

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

In December 2022, we sold to certain institutional investors shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock in a private placement. We have filed a registration statement on Form S-3 covering the resale of the common stock held by such investors in the private placement and the common stock issuable upon conversion of the Series E Preferred Stock issued in the private placement, and we have agreed to keep such registration statement effective until the date the shares covered by it have been sold or can be resold without restriction under Rule 144 of the Securities Act.

While the securities issued to former Combangio equityholders in connection with the merger will be restricted as a result of securities laws, following expiration of applicable holding periods, these shares will be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act.

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

Pursuant to the terms of the securities purchase agreement for the private placement transaction, investors in the private placement transaction have consent rights over certain significant matters of the Company’s business. Specifically, we have agreed that we will not, without the prior approval of the requisite investors (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Convertible Non-Redeemable Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions. We have also granted the investors in our private placement the right to have our board of directors nominate and recommend for election by the stockholders up to three investor designees to our board of directors, subject to certain requirements and exceptions. In addition, such investors have certain rights to participate in our future equity offerings, which rights are more fully described in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2022. As a result, these stockholders, may have the ability to exercise significant influence over certain matters affecting our business.

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

Following the receipt of the proceeds from the second tranche of a private placement in December 2022 and after amending our Loan Agreement to permit a transfer, we applied to transfer the listing of our common stock to The Nasdaq Capital Market. The transfer was approved effective January 11, 2023 following Nasdaq’s determination that we met the applicable requirements for continued listing on The Nasdaq Capital Market, including Nasdaq Listing Rule 5550(b)(1), the minimum stockholders equity requirement for continued listing on The Nasdaq Capital Market. In addition, Nasdaq advised us that, upon the transfer of our listing to The Nasdaq Capital Market, we would be in compliance with Nasdaq Listing Rule 5550(a)(5), the market value of publicly held shares requirement for continued listing on The Nasdaq Capital Market.

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

In addition, as discussed above, a delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement , which could adversely effect our financial condition and ability to pursue our business strategy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options, restricted stock units or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended and that have not otherwise been described in a Current Report on Form 8-K.

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 5. Other Information.

Amendment and Restatement of By-Laws

On May 5, 2023, our board of directors approved an amendment and restatement of our Amended and Restated By-Laws (as so amended and restated, the “Second Amended and Restated By-Laws”), effective immediately. The amendments effected by the Second Amended and Restated By-Laws, among other things:

●	Revise and enhance, in light of the universal proxy rules adopted by the Securities and Exchange Commission, procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submission of proposals regarding other business at stockholder meetings by:
●	Requiring additional background information, disclosures and certain representations from proposing stockholders and beneficial owners and the respective affiliates and associates of, or others acting in concert with such stockholder and such beneficial owner (each, a “Stockholder Associated Person”);
●	Providing that if any stockholder, beneficial owner and/or Stockholder Associated Person that intends to solicit proxies in support of any nominees other than our nominees provides the notice and information required by Rule 14a-19(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), then such stockholder, beneficial owner and/or Stockholder Associated Person, upon request by us, must provide to us no later than five business days prior to the applicable meeting, reasonable evidence that it has met the requirements of Rule 14a-19(a)(3), which is to solicit the holders of shares of at least 67% of the voting power of shares entitled to vote on the election of directors and to include a statement to that effect in the proxy statement or form of proxy; and
●	Providing that if any stockholder, beneficial owner and/or Stockholder Associated Person fails to comply with the requirements of Rule 14a-19 under the Exchange Act (or fails to timely provide reasonable evidence sufficient to satisfy us that such requirements have been met), then we will disregard the nomination of each of the director nominees proposed by such stockholder, beneficial owner and/or Stockholder Associated Person and any proxies or votes solicited for such nominees;
●	Clarify that notice of stockholder meetings may be given to stockholders in accordance with Section 232 of the General Corporation Law of the State of Delaware (the “DGCL”);
●	Eliminate the former requirement that the list of stockholders entitled to vote at a stockholder meeting also be made available during the actual meeting;
●	Address adjournment and notice of reconvening stockholder meetings relying on remote communication due to a technical failure;
●	Provide that a stockholder may make director nominations for election at a special meeting of stockholders pursuant to the advance notice provisions of the Second Amended and Restated By-Laws only if our board of directors, chairman of the board or chief executive officer has determined that directors will be elected at such meeting and our stockholders are not then-prohibited from filling vacancies or newly created directorships on our board of directors;

●	Provide that the number of director nominees that a stockholder may nominate for election at a meeting of stockholders may not exceed the number of board seats that our board of directors has determined will be filled by vote at a meeting;
●	Require that any person soliciting proxies from our stockholders must use a proxy card color other than white, the color white being reserved for the exclusive use of our board of directors; and
●	Add provisions for special notice and quorum requirements for meetings of our board of directors during an emergency condition of the type described in Section 110(a) of the DGCL, and limiting the liability of officers, directors and employees acting pursuant to such emergency provisions to willful misconduct.

The Second Amended and Restated By-Laws also includes various other updates, including certain technical, conforming and clarifying changes. The foregoing description of the Second Amended and Restated By-Laws is qualified in its entirety by reference to the full text of the Second Amended and Restated By-Laws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Notification of Director’s Intent Not to Stand for Re-Election

On May 5, 2023, Robert Paull notified our board of directors that he does not intend to stand for re-election as a director when his current term as a director expires at the 2023 annual meeting of stockholders. Mr. Paull’s decision not to stand for re-election was not related to any disagreement with our company on any matter relating to its operations, policies or practices.

Item 6. Exhibits

Exhibit Index

EXHIBIT 3.2+		Second Amended and Restated By-laws of the Registrant

EXHIBIT 4.1

Registration Rights Agreement, dated March 2, 2023, by and among the Registrant and the persons party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 3, 2023)

EXHIBIT 10.1

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

KALA PHARMACEUTICALS, INC.

Dated: May 9, 2023	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2023	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)