Form 10-Q
period 2023-06-30
KALA BIO, Inc.
filed 2023-08-04
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38150

KALA BIO, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0604595
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1167 Massachusetts Avenue
Arlington, MA	02476
(Address of principal executive offices)	(Zip Code)

(781) 996-5252

(Registrant’s telephone number, including area code)

Kala Pharmaceuticals, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

There were 2,542,716 shares of Common Stock, $0.001 par value per share, outstanding as of August 3, 2023.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to the potential impacts the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer collectively as Alcon, will have on our business, results of operations and financial condition;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon in connection with the sale of our commercial business;
●	our expectations with respect to our dependency on and potential advantages of KPI-012, our product candidate for the treatment of persistent corneal epithelial defects, or PCED;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition, including our expectations with respect to, and the amount of, future milestone payments we may pay in connection with the Combangio Acquisition;
●	our development efforts for KPI-012 and our ability to discover and develop new programs and product candidates;
●	the timing, progress and results of clinical trials for KPI-012, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of any biologics license applications for KPI-012 and any other product candidate we may develop in the future;
●	our ability to obtain regulatory approvals for KPI-012;
●	our commercialization, marketing and manufacturing capabilities and strategy for KPI-012, if approved;
●	our estimates regarding potential future revenue from sales of KPI-012, if approved;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for KPI-012, if approved;
●	the rate and degree of market acceptance and clinical utility of KPI-012 and our estimates regarding the market opportunity for KPI-012, if approved;
●	plans to pursue the development of KPI-012 for indications in addition to PCED, including Limbal Stem Cell Deficiency;

●	our expectations with respect to our determination to cease the development of our preclinical pipeline programs that are unrelated to our mesenchymal stem cell secretome, or MSC-S, platform;
●	the timing, progress and results of preclinical studies for our KPI-014 program;
●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand;
●	our expectations regarding our ability to achieve the specified milestones under our award from the California Institute for Regenerative Medicine, or CIRM, and obtain the full funding under the CIRM Award;
●	our expectations regarding our ability to comply with the covenants under our loan agreement;
●	our intellectual property position, including intellectual property acquired in the Combangio Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers;
●	our anticipated annualized reduction in operating expenses associated with our workforce reduction completed during the second half of 2022; and
●	the impact of COVID-19 on our business and operations.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of June 30, 2023, we had an accumulated deficit of $612.1 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, could result in an event of default and acceleration of amounts due.
●	The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other biological product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States, and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.

●	Public health epidemics, including the COVID-19 pandemic, could impact the development of KPI-012 or any other product candidate we develop, and may adversely affect our business, results of operations and financial condition.
●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, may also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	Our reliance on CIRM funding for KPI-012 adds uncertainty to our research and development efforts, imposes certain compliance obligations on us and imposes requirements that may increase the costs of commercializing KPI-012.
●	We may be unable to obtain and maintain patent protection for our technology or product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology product candidates may be impaired.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if and when approved, will be harmed.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$49,256	$70,495
Short-term investments	9,922	—
Prepaid expenses and other current assets (Note 8)	1,113	7,852
Current assets held for sale (Note 4)	5,244	7,595
Total current assets	65,535	85,942
Non-current assets:
Property and equipment, net	637	400
Right-of-use assets	—	16
Restricted cash and other long-term assets	328	462
Total assets	$66,500	$86,820
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$760	$2,832
Accrued expenses and other current liabilities	4,902	8,910
Deferred gain on sale of commercial business	4,189	4,189
Current portion of lease liabilities	—	13
Current portion of long-term debt	—	5,000
Current portion of contingent consideration	—	4,146
Current portion of deferred purchase consideration	—	595
Total current liabilities	9,851	25,685
Long-term liabilities:
Long-term debt	33,569	37,937
Long-term contingent consideration	5,588	4,224
Total long-term liabilities	39,157	42,161
Total liabilities	49,008	67,846
Commitments and Contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 52,750 and 53,144 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 2,538,687 and 1,706,971 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	629,558	606,182
Accumulated other comprehensive income	9	—
Accumulated deficit	(612,078)	(587,210)
Total stockholders' equity	17,492	18,974
Total liabilities and stockholders' equity	$66,500	$86,820

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Product revenues, net	$—	$2,100	$—	$3,472
Costs and expenses:
Cost of product revenues	—	1,774	—	2,549
Selling, general and administrative	4,962	22,673	10,992	49,655
Research and development	4,278	4,473	8,314	8,939
(Gain) loss on fair value remeasurement of deferred purchase consideration	—	(789)	(230)	262
Loss (gain) on fair value remeasurement of contingent consideration	359	(59)	2,206	(1,047)
Total costs and expenses	9,599	28,072	21,282	60,358
Loss from operations	(9,599)	(25,972)	(21,282)	(56,886)
Other income (expense):
Interest income	718	68	1,393	76
Interest expense	(1,413)	(2,207)	(2,887)	(4,242)
Other income (expense), net	(119)	—	(2,092)	—
Total interest and other expense	(814)	(2,139)	(3,586)	(4,166)
Net loss	$(10,413)	$(28,111)	$(24,868)	$(61,052)
Net loss per share attributable to common stockholders—basic and diluted	$(4.36)	$(18.92)	$(11.15)	$(41.10)
Weighted average shares outstanding—basic and diluted	2,387,793	1,485,888	2,229,370	1,485,530

Net loss	$(10,413)	$(28,111)	$(24,868)	$(61,052)
Other comprehensive income (loss):
Change in unrealized gains on investments	9	1	9	(1)
Total other comprehensive income (loss)	9	1	9	(1)
Total comprehensive loss	$(10,404)	$(28,110)	$(24,859)	$(61,053)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2023
	Stockholders' Equity
						Accumulated
	Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2023	53,144	$—	2,309,287	$2	$625,124	$—	$(601,665)	$23,461
At the market offering, net of offering costs of $62	—	—	190,000	1	3,072	—	—	3,073
Issuance of common stock upon conversion of Series E Preferred Stock	(394)	—	39,400	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,362	—	—	1,362
Change in fair value of investments	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(10,413)	(10,413)
Balance as of June 30, 2023	52,750	$—	2,538,687	$3	$629,558	$9	$(612,078)	$17,492

	Three Months Ended June 30, 2022
	Stockholders' Equity (Deficit)
						Accumulated
	Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of March 31, 2022	—	$—	1,464,353	$1	$570,046	$(2)	$(575,329)	$(5,284)
Issuance of common stock for vested restricted stock units	—	—	1,596	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,840	—	—	1,840
Change in fair value of investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(28,111)	(28,111)
Balance as of June 30, 2022	—	$—	1,465,949	$1	$571,886	$(1)	$(603,440)	$(31,554)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2023
	Stockholders' Equity
						Accumulated
	Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2022	53,144	$—	1,706,971	$2	$606,182	$—	$(587,210)	$18,974
At the market offering, net of offering costs of $446	—	—	665,265	1	17,965	—	—	17,966
Issuance of common stock for vested restricted stock units	—	—	2,202	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	461	—	6	—	—	6
Issuance of common stock to satisfy deferred purchase consideration	—	—	19,350	—	365	—	—	365
Issuance of common stock to satisfy contingent consideration	—	—	105,038	—	2,354	—	—	2,354
Issuance of common stock upon conversion of Series E Preferred Stock	(394)	—	39,400	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,686	—	—	2,686
Change in fair value of investments	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(24,868)	(24,868)
Balance as of June 30, 2023	52,750	$—	2,538,687	$3	$629,558	$9	$(612,078)	$17,492

	Six Months Ended June 30, 2022
	Stockholders' Equity (Deficit)
						Accumulated
	Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2021	—	$—	1,322,464	$1	$559,191	$—	$(542,388)	$16,804
Exercise of stock options	—	—	102	—	3	—	—	3
Issuance of common stock for vested restricted stock units	—	—	3,966	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	3,103	—	160	—	—	160
Issuance of common stock to satisfy deferred purchase consideration	—	—	136,314	—	7,936	—	—	7,936
Stock-based compensation expense	—	—	—	—	4,596	—	—	4,596
Change in fair value of investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(61,052)	(61,052)
Balance as of June 30, 2022	—	$—	1,465,949	$1	$571,886	$(1)	$(603,440)	$(31,554)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,868)	$(61,052)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	154	306
Non-cash operating lease cost	16	403
(Gain) loss on fair value remeasurement of deferred purchase consideration	(230)	262
Loss (gain) on fair value remeasurement of contingent consideration	2,206	(1,047)
Amortization of debt discount and other non-cash interest	632	871
Stock-based compensation	2,686	4,721
Other non-cash gains, net	(47)	(27)
Change in operating assets and liabilities:
Accounts receivable	78	1,523
Prepaid expenses and other current assets	6,665	3,467
Inventory	2,300	(1,584)
Other long-term assets	(144)	—
Accounts payable	(2,063)	5,643
Accrued expenses and other current liabilities	(4,651)	(2,670)
Lease liabilities and other long-term liabilities	(13)	(324)
Net cash used in operating activities	(17,279)	(49,508)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(322)	(253)
Proceeds from sale of property and equipment	47	—
Purchases of short-term investments	(9,866)	(4,992)
Proceeds from sales or maturities of short-term investments	—	3,000
Net cash used in investing activities	(10,141)	(2,245)
Cash flows from financing activities:
Payment of principal and final payment fee on debt	(10,000)	—
Proceeds from common stock offerings, net of offering costs	17,966	—
Contingent consideration related to Combangio acquisition	(2,041)	—
Payment of principal on finance lease	—	(19)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	6	163
Net cash provided by financing activities	5,931	144
Net decrease in cash, cash equivalents and restricted cash:	(21,489)	(51,609)
Cash, cash equivalents and restricted cash at beginning of period	70,745	94,878
Cash, cash equivalents and restricted cash at end of period	$49,256	$43,269
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$49,256	$43,269
Less restricted cash (Note 10)	—	(700)
Cash and cash equivalents at end of period	$49,256	$42,569

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$50	$139
Issuance of common stock to satisfy deferred purchase consideration in additional paid-in capital	365	—
Issuance of common stock to satisfy contingent consideration in additional paid-in capital	2,354	—

Supplemental disclosure:
Cash paid for interest	$2,334	$3,315
Right-of-use assets obtained in exchange of operating lease obligations	—	424

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business— KALA BIO, Inc. (the “Company”), formerly known as Kala Pharmaceuticals, Inc., was incorporated on July 7, 2009, and is a clinical-stage biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the eye. On August 2, 2023, the Company changed its name from Kala Pharmaceuticals, Inc. to Kala Bio, Inc.

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

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

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

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations including a net loss of $10,413 and $24,868 for the three and six months ended June 30, 2023, respectively, a net loss of $28,111 and $61,052 for the three and six months ended June 30, 2022, respectively, and cash used in operating activities of $17,279 and $49,508, in the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $612,078. As the Company commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched its first product, INVELTYS, in January 2019, the Company generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public common stock offerings and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s private placement of common stock and preferred stock for gross proceeds of approximately $31,000 in December 2022 (the “Private Placement”)), borrowings under credit facilities and the Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”), convertible promissory notes and warrants. In August 2023, following entry into the award agreement with the California Institute for Regenerative Medicine (“CIRM”), Combangio became entitled to receive an initial $5,900 disbursement from CIRM, and the balance of the total $15,000 award is payable to Combangio upon the achievement of specified milestones (see Note 18, “Subsequent Events” for further information about the CIRM award). The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of the Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the Combangio Acquisition and the sale of the Commercial Business to Alcon, the Company is devoting substantial financial resources to the research and development and potential commercialization of KPI-012 and any other indications the Company determines to pursue, including Limbal Stem Cell Deficiency. The Company has no revenue-generating commercial products and, as a result of the Combangio Acquisition, may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or of the amount of milestone payments the Company may receive, if any. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2023, will enable it to fund its operating expenses, lease and debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2023 and 2022. (See Note 15, “Loss Per Share”).

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

The unaudited condensed consolidated financial statements include the accounts of KALA BIO, Inc. and its wholly owned subsidiaries, Kala Pharmaceuticals Security Corporation and Combangio, Inc. All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended June 30, 2023.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

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

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Pursuant to the Asset Purchase Agreement, on July 8, 2022, the Company entered into supply and commercial agreements under which the Company agreed to supply EYSUVIS and INVELTYS to Alcon and distribute EYSUVIS and INVELTYS to third-party customers of the Commercial Business on behalf of Alcon for a period of six months following the closing of the Alcon Transaction. In addition, the Company entered into a transition services agreement under which the Company provided certain transition services to Alcon on a cost-plus pricing arrangement for six months following the closing of the Alcon Transaction. Pursuant to the supply agreement, Alcon purchased from the Company, at the closing of the Alcon Transaction, $5,027 of EYSUVIS and INVELTYS inventory on-hand at the Company. Together, the supply, commercial and transition services agreements are referred to herein as the “Transition Agreement.”

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

As of June 30, 2023, the total receivables due from Alcon and from third parties in connection with the Transition Agreement were de minimis. The Company recorded income from the Transition Agreement of $157 which is presented in other income on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2023 and which offsets operating expenses related to the Transition Agreement captured within loss from operations. There was no income from the Transition Agreement recorded in the three months ended June 30, 2023. There were no payables due to third parties related to amounts the Company is obligated to pay on Alcon’s behalf included on the Company’s condensed consolidated balance sheet as of June 30, 2023.

As of December 31, 2022, the Company had total receivables due from Alcon and third parties of $5,394 and

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

$26, respectively, and total payables to third parties related to the Transition Agreement of $3,981 of which $1,737 was included in accounts payable and $2,244 within accrued expenses and other current liabilities related to invoices the Company was obligated to pay on Alcon’s behalf. As of December 31, 2022, the Company had a net receivable due from Alcon and third parties in connection with the Transition Agreement of $1,439.

4. ASSETS HELD FOR SALE

As of June 30, 2023, the Company presented assets to be disposed of that met the criteria as held for sale as a single asset in its condensed consolidated financial statements. The EYSUVIS and INVELTYS product inventory classified as held for sale represents the net realizable value of the Remaining Inventory which Alcon, and solely Alcon, has the right to purchase. As noted in Note 3, “Sale of Commercial Business to Alcon” above, the Company deferred a portion of the gain on the sale of the Commercial Business related to the discounted pricing on the Remaining Inventory of $4,189.

The following is a summary of the major categories of assets that have been reclassified to held for sale on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Inventories	$5,244	$7,544
Property and equipment, net	—	51
Current assets held for sale	$5,244	$7,595

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

The Company’s financial instruments as of June 30, 2023 consisted primarily of cash equivalents, short-term investments and contingent consideration. The Company’s financial instruments as of December 31, 2022 consisted primarily of cash equivalents and contingent consideration. Cash equivalents, short-term investments and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue an aggregate of 155,664 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to former Combangio stockholders and other equityholders (the “Combangio Equityholders”) consisting of (i) an aggregate of 136,314 shares of common stock issued on January 3, 2022 (the “Upfront Shares”) and (ii) an aggregate of 19,350 shares of common stock that were held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued on March 10, 2023 (the “Holdback Shares”). The Company established liabilities for these considerations. The Deferred Purchase Consideration related to the Combangio Acquisition was measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Changes in these estimates and assumptions could have had a significant impact on the fair value of the Deferred Purchase Consideration. Any change in the fair value of the Deferred Purchase Consideration was included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2022, the Company settled $7,935 of the liability upon issuance of the Upfront Shares and during the six months ended June 30, 2023, the Company settled the remaining liability of $365 upon the issuance of the Holdback Shares and therefore there was no change in the fair value of the Deferred Purchase Consideration during the three months ended June 30, 2023. The change in the fair value of the Deferred Purchase Consideration was a gain of $789 during the three months ended June 30, 2022, and was a gain of $230 and a loss of $262 during the six months ended June 30, 2023 and 2022, respectively, primarily due to the change in the fair value of the underlying stock price and is recognized as the (gain) loss on fair value remeasurement of deferred purchase consideration in the condensed consolidated statements of operations and comprehensive loss.

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. To date and during the six months ended June 30, 2023, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) upon dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “Dosing Milestone”). The Company will pay the remaining amount due in connection with the Dosing Milestone of $146 in cash in January 2024, of which the discounted amount of $135 is included within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2023. Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2023 and 2022, the change in fair value of the contingent consideration liabilities was a loss of $359 and a gain of $59, respectively, and during the six months ended June 30, 2023 and 2022, the change in the fair value of the contingent consideration liabilities was a loss of $2,206 and a gain of $1,047, respectively, primarily due to changes in discount rates, partially offset by the passage of time, and were recognized as a loss (gain) on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$48,625	$48,625	$—	$—
Short-term investments	9,922	9,922	—	—
Total Assets	$58,547	$58,547	$—	$—
Liabilities:
Contingent consideration	$5,588	$—	$—	$5,588
Total Liabilities	$5,588	$—	$—	$5,588

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$31,587	$31,587	$—	$—
Total Assets	$31,587	$31,587	$—	$—
Liabilities:
Deferred purchase consideration	$595	$—	$—	$595
Contingent consideration	8,370	—	—	8,370
Total Liabilities	$8,965	$—	$—	$8,965

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of June 30, 2023 and December 31, 2022:

	Fair Value at
	June 30,			Range
Financial Instrument	2023	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$5,588	Probability-adjusted	Period of expected milestone achievement	2024 - 2027 (2026)
		discounted cash flow model	Probabilities of achievement	21.0% - 45.0% (29.7%)
			Discount rate	17.0%

	Fair Value at
	December 31,			Range
Financial Instrument	2022	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$595	Option pricing model	Discount for lack of marketability	20%

Contingent consideration	$8,370	Probability-adjusted	Period of expected milestone achievement	2023 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	19.9% - 95.0% (44.9%)
			Discount rate	19.0%
			Discount for lack of marketability	20.0%

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the three and six months ended June 30, 2023 and 2022:

Deferred purchase consideration
Balance at January 1, 2023	$595
Fair value adjustments	(230)
Settlements	(365)
Balance at March 31, 2023 and June 30, 2023	$—

Contingent consideration
Balance at January 1, 2023	$8,370
Fair value adjustments	1,847
Settlements	(4,854)
Reclassification to accrued expenses and other current liabilities	(129)
Balance at March 31, 2023	$5,234
Fair value adjustments	359
Reclassification to accrued expenses and other current liabilities	(5)
Balance at June 30, 2023	$5,588

Deferred purchase consideration
Balance at January 1, 2022	$7,892
Fair value adjustments	1,051
Settlements	(7,935)
Balance at March 31, 2022	$1,008
Fair value adjustments	(789)
Balance at June 30, 2022	$219

Contingent consideration
Balance at January 1, 2022	$8,658
Fair value adjustments	(988)
Balance at March 31, 2022	$7,670
Fair value adjustments	(59)
Balance at June 30, 2022	$7,611

During the three and six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2, and Level 3.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

6. INVESTMENTS

Investments by security type consisted of the following as of June 30, 2023:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$9,922	$—	$—	$9,922
Total	$9,922	$—	$—	$9,922

As of June 30, 2023, all of the Company’s investments had a contractual maturity within one year. The fair value of all of the Company’s investments are classified as short-term on its condensed consolidated balance sheets. The Company held no short-term investments as of December 31, 2022.

7. REVENUE

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

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

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

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three and six months ended June 30, 2023 and 2022:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2022	$11	$518	$772
Credit/payments made	(2)	(49)	(484)
Balance as of March 31, 2023	$9	$469	$288
Changes in estimate related to prior period sales	(9)	249	(240)
Credit/payments made	—	(111)	(38)
Balance as of June 30, 2023	$—	$607	$10

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2021	$2,672	$1,140	$11,280
Provision related to current period sales	2,133	210	13,359
Changes in estimate related to prior period sales	(1)	(138)	(242)
Credit/payments made	(3,261)	(415)	(10,108)
Balance as of March 31, 2022	$1,543	$797	$14,289
Provision related to current period sales	2,602	214	15,413
Changes in estimate related to prior period sales	(41)	(199)	(107)
Credit/payments made	(2,041)	(112)	(14,878)
Balance as of June 30, 2022	$2,063	$700	$14,717
(1)	Trade discounts, allowances and chargebacks included fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks were deducted from gross revenue at the time revenues were recognized and were recorded as a reduction to accounts receivable on the Company’s condensed consolidated balance sheets.
(2)	Estimated provisions for product returns were deducted from gross revenues at the time revenues were recognized and were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
(3)	Rebates and incentives included managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts were deducted from gross revenues at the time revenues were recognized and were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consists of the following:

	June 30,	December 31,
	2023	2022

Non-trade receivables	$177	$908
Insurance	120	698
Trade receivables, net	117	195
Due from Alcon	12	5,394
Other	687	657
Prepaid expenses and other current assets	$1,113	$7,852

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022

Compensation and benefits	$1,837	$3,334
Professional services	936	948
Accrued revenue reserves (1)	617	807
Development costs	457	446
Contract manufacturing	365	453
Commercial costs	254	271
Due to third parties in connection with Transition Agreement (2)	—	2,244
Other	436	407
Accrued expenses and other current liabilities	$4,902	$8,910

(1) There were additional revenue reserves included in accounts payable of $483 as of December 31, 2022. There were no such amounts included in accounts payable as of June 30, 2023.

(2) There were additional amounts due to third parties in connection with the Transition Agreement included in accounts payable of $1,737 as of December 31, 2022. There were no such amounts included in accounts payable as of June 30, 2023.

10. LEASES

Operating leases

Terminated Vehicle Fleet Lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it leased vehicles. The Vehicle Fleet Lease commenced upon the delivery of the initial vehicles in March 2019 and had been subject to modifications as the number of leased vehicles increased or decreased. During the year ended December 31, 2022, in connection with the closing of the Alcon Transaction, the Company terminated the Vehicle Fleet Lease and, as of December 31, 2022, there was no remaining right-of-use asset or corresponding lease liability. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450 which was released in September 2022. As of December 31, 2022, the Company had a receivable of $775 due from the vendor for the sale of used vehicles following the lease termination, which was included within prepaid expenses and other current assets on the consolidated balance sheet. The remaining receivable from the vendor as of June 30, 2023 is de minimis.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of lease expense and related cash flows were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$6	$219	$16	$395
Short-term lease cost	92	54	112	94
Variable lease cost	—	179	6	626
Total lease cost	$98	$452	$134	$1,115

Operating cash outflows from operating leases	$3	$251	$13	$970

There was no remaining lease obligations on the balance sheet as of June 30, 2023. The weighted average remaining lease term and weighted average discount rate of operating leases as of December 31, 2022 was as follows:

December 31,
2022
Weighted average remaining lease term	0.5 years
Weighted average discount rate	10.4%

Menlo Park, California Office Lease

In April 2023, Combangio, a wholly owned subsidiary of the Company, entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The initial term of the lease is for 62 months commencing on the lease commencement date of July 1, 2023, unless earlier terminated pursuant to the terms of the lease. The lease provides Combangio with an option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease during the three months ended June 30, 2023 which is included in restricted cash and other long-term assets on the condensed consolidated balance sheet as of June 30, 2023. As the lease had not commenced as of June 30, 2023, the Company has not recorded an operating lease right-of-use asset or lease liability for this lease in the condensed consolidated balance sheets. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $3,077.

11. DEBT

On May 4, 2021, the Company entered into the Loan Agreement with Oxford Finance, in its capacity as lender (in such capacity, the “Lender”), and in its capacity as collateral agent (in such capacity, the “Agent”), pursuant to which a term loan of up to an aggregate principal amount of $125,000 was available to the Company, consisting of a tranche A term loan that was disbursed on the closing date in the aggregate principal amount of $80,000 and additional tranches that are no longer available to the Company. The Company utilized substantially all of the proceeds from the tranche A term loan to repay a prior credit facility.

Through June 30, 2023, the term loans bore interest at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the term loans bear interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, (b) 0.10% and (c) 7.89%. The Loan Agreement, prior to the Second Loan Amendment and Third Loan Amendment (as defined below), provided for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made,

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made (the “Amortization Date”). The aggregate outstanding principal balance of the term loans were required to be repaid in monthly installments starting on the Amortization Date based on a repayment schedule equal to (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made and (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and accrued and unpaid interest with respect to each term loan was due and payable in full on May 1, 2026 (the “Maturity Date”).

The Company paid a facility fee of $400 on the closing date of the Loan Agreement and has agreed to pay a facility fee of $100 upon closing of the tranche B term loan and a $125 facility fee upon the closing of the tranche C term loan. The Company will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the Maturity Date. At the Company’s option, the Company may elect to make partial repayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid.

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

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of June 30, 2023. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

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

Under the Third Loan Amendment, the Lender and Agent also agreed to waive the prepayment fees for the Third Amendment Prepayments, the First Extension Prepayment, the Second Extension Prepayment and any other prepayments under the Loan Agreement. Pursuant to the Loan Agreement, the Company also will be required to pay all accrued and unpaid interest on the principal amounts of the term loan being repaid at the time of repayment. The Company paid the Third Amendment Prepayments on January 25, 2023, following which the Company became required to repay the Loan Agreement in monthly installments from January 1, 2025 through May 1, 2026. The principal loan balance under the Loan Agreement following the Third Amendment Prepayments was $33,957.

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023, the effective interest rate was 16.97%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended June 30, 2023 and 2022, the Company recognized interest expense of $1,412 and $2,124, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $65 and $116 for the three months ended June 30, 2023 and 2022, respectively, accretion of the final payment fee of $238 and $323 for the three months ended June 30, 2023 and 2022, respectively, and the contractual coupon interest expense of $1,109 and $1,685 for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized interest expense of $2,887 and $4,156, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $136 and $229 for the six months ended June 30, 2023 and 2022,

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

respectively, accretion of the final payment fee of $496 and $642 for the six months ended June 30, 2023 and 2022, respectively, and the contractual coupon interest expense of $2,255 and $3,285 for the six months ended June 30, 2023 and 2022, respectively.

The components of the carrying value of the debt as of June 30, 2023 and December 31, 2022 are detailed below:

	June 30,	December 31,
	2023	2022
Principal loan balance	$33,957	$43,303
Unamortized debt discount and issuance cost	(670)	(806)
Cumulative accretion of exit fee	282	440
Total debt	$33,569	$42,937
Less: current portion of long-term debt	—	(5,000)
Long-term debt, net	$33,569	$37,937

The annual principal payments due under the Loan Agreement as of June 30, 2023 were as follows:

Years Ending December 31,
2023 (remaining six months)	$—
2024	—
2025	23,970
2026	9,987
2027	—
Total	$33,957

12. WARRANTS

The following table summarizes the common stock warrants outstanding as of June 30, 2023 and December 31, 2022, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	June 30,	December 31,
Issued	Price Per Share	Date	From	2023	2022
2014	$375.00	November 2024	July 2017	320	320
2016	$413.50	October 2026	September 2017	290	290
2018	$609.23	October 2025	October 2018	3,693	3,693
				4,303	4,303

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

13. EQUITY FINANCINGS

Registered Offerings

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement (the “Amended and Restated Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could issue and sell, from time to time, up to an aggregate of $75,000 of its common stock in an at-the-market equity offering through Jefferies, as a sales agent. From January 1, 2023 to January 10, 2023, the Company sold 245,887 shares of its common stock under the ATM Offering pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $9,994. The Company did not sell any shares of its common stock under the at-the-market offering pursuant to the terms of the Amended and Restated Sales Agreement during the three or six months ended June 30, 2022. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when the Company completed the sale of $75,000 of its shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, the Company had sold an aggregate of 565,974 shares of its common stock under such agreement for aggregate gross proceeds of $75,000. The Company did not sell any shares of its common stock under the at-the-market offering pursuant to the terms of the Amended and Restated Sales Agreement during the three or six months ended June 30, 2022.

On January 19, 2023, the Company entered into an Open Market Sale Agreement with Jefferies (the “Open Market Sale Agreement”), pursuant to which the Company may issue and sell, from time to time, shares its common stock under an at-the-market equity offering. The Company filed a prospectus supplement relating to the Open Market Sale Agreement under its 2020 Shelf Registration (the “2020 Shelf ATM Prospectus Supplement”), pursuant to which the Company could offer and sell shares of common stock having an aggregate offering price of up to $40,000 under the Open Market Sale Agreement. During the six months ended June 30, 2023, the Company sold 229,378 shares of its common stock under its at-the-market offering pursuant to the Open Market Sale Agreement under the 2020 Shelf ATM Prospectus Supplement, resulting in net proceeds of $4,899, none of which were sold during the three months ended June 30, 2023.

On March 3, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 11, 2023 (the “2023 Shelf Registration”). Under the 2023 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units after such time as the shelf registration statement is declared effective by the SEC. In accordance with the terms of the Open Market Sale Agreement, the Company may issue and sell, from time to time, up to $40,000 of its common stock in an at-the-market equity offering through Jefferies, as sales agent. Upon effectiveness of the 2023 Shelf Registration, the Company ceased any further offers or sales of its common stock pursuant to the 2020 Shelf ATM Prospectus Supplement and the 2020 Shelf Registration. During the three months ended June 30, 2023, the Company sold 190,000 shares of its common stock under its at-the-market offering pursuant to the 2023 Shelf Registration for total net proceeds of $3,073.

During the six months ended June 30, 2023, the Company sold an aggregate of 665,265 shares of its common stock pursuant to (1) the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $17,966.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Private Placement

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

14. STOCK‑BASED COMPENSATION

On June 22, 2023, the Company’s stockholders approved the Company’s Amended and Restated 2017 Equity Incentive Plan, which amended and restated the Company’s 2017 Equity Incentive Plan, as amended (the “2017 Plan”), to (i) increase the number of shares of common stock authorized for issuance thereunder by 1,250,000 shares; (ii) limit the number of incentive stock options that can be granted under the plan to 7,738,761 shares of common stock; (iii) add an annual limit on non-employee director compensation, including cash and the value of equity awards, of $750,000 for incumbent directors and $1,000,000 in a director’s first year of service; and (iv) extend the term of the plan (including the duration of the evergreen) to 10 years from June 22, 2023, the date that stockholders approved the plan. In addition, the Amended and Restated 2017 Equity Plan provides for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2033, equal to the lower of (i) 4% of the sum of (I) the number of outstanding shares of common stock on such date and (II) the number of shares of common stock issuable upon conversion of any outstanding shares of convertible preferred stock of the Company on such date (without giving effect to any restrictions or limitations on conversion) and (ii) an amount determined by the Company’s board of directors.

As of June 30, 2023, there were 112,097 shares of common stock available for grant under the Amended and Restated 2017 Equity Incentive Plan.

During the six months ended June 30, 2023, the Company granted options for the purchase of 664,602 shares of common stock and 824,190 RSUs. In January 2023, employees of the Company purchased an aggregate of 461 shares under the Employee Stock Purchase Plan.

The assumptions used in determining fair value of the stock options granted during the six months ended June 30, 2023 are as follows:

	Six Months Ended June 30,
	2023
Expected volatility	121.0%	–	123.1%
Risk-free interest rate	3.55%	–	3.96%
Expected dividend yield		0%
Expected term (in years)	5.50	–	6.10

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

During the six months ended June 30, 2023, the weighted average grant-date fair value of options granted was $12.83.

On May 1, 2023, the Company commenced a one-time stock option exchange program (the “Option Exchange Program”), under which the Company’s eligible executive officers, other employees and non-employee directors (collectively, “Eligible Holders”) were given the opportunity to exchange outstanding options to purchase shares of the Company’s common stock held by them for an equal number of RSUs that are subject to vesting conditions. The Option Exchange Program expired on May 30, 2023. A total of 36 Eligible Holders participated in the Option Exchange Program. Pursuant to the terms and conditions of the Option Exchange Program, the Company accepted for exchange options to purchase a total of 182,251 shares of the Company’s common stock. All surrendered options were cancelled effective as of the expiration of the Option Exchange Program, and immediately thereafter, in exchange therefor, the Company granted a total of 182,251 RSUs pursuant to the terms of the Option Exchange Program and the 2017 Plan. A de minimis number of eligible options were not surrendered for exchange and remain outstanding. The Company elected to recognize any uncrecognized compensation cost remaining from the original awards plus the incremental compensation cost of $1,210 as a result of the modification over the remaining service period of the modified awards.

In January 2022, the Company granted stock options to purchase up to 14,850 shares of common stock to certain executives tied to certain performance criteria. On March 14, 2023, the Compensation Committee of the Company’s Board of Directors determined that certain of the performance conditions were achieved at specific levels of achievement, resulting in vesting of options to purchase an aggregate of 3,960 shares of common stock. All outstanding stock options tied to performance criteria were surrendered in the Option Exchange Program and as such, there were none outstanding as of June 30, 2023.

As of June 30, 2023, a total of 828,458 RSUs were outstanding, consisting of 824,998 unvested RSUs and 3,460 vested and deferred shares by directors.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of product revenues	$—	$114	$—	$162
Research and development	412	322	797	847
Selling, general and administrative	950	1,480	1,889	3,712
Total	$1,362	$1,916	$2,686	$4,721

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

15. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(10,413)	$(28,111)	$(24,868)	$(61,052)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	2,387,793	1,485,888	2,229,370	1,485,530

Net loss per share attributable to common stockholders, basic and diluted	$(4.36)	$(18.92)	$(11.15)	$(41.10)
(1)	Included in the weighted-average common shares outstanding, basic and diluted for the three and six months ended June 30, 2022 is an aggregate of 19,350 shares of common stock that were held back by the Company as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued in March 2023.

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Options to purchase shares of common stock	668,204	248,032	429,840	252,478
Unvested RSUs and PSUs	824,998	13,610	484,816	16,992
Unexercised warrants	4,303	4,303	4,303	4,303
Convertible preferred stock (as converted to common stock)	5,275,000	—	5,294,700	—
	6,772,505	265,945	6,213,659	273,773

16. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2023 and 2022. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

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

As of June 30, 2023 and December 31, 2022, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and six months ended June 30, 2023 and 2022.

17. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. During the three months ended June 30, 2023, the Company paid Stanford a $175 milestone payment which was triggered by the commencement of the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. Additional amounts paid to Stanford in the three and six months ended June 30, 2023 and 2022 were de minimis.

Litigation— The Company is not currently subject to any material legal proceedings.

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company will pay the remaining amount due in connection with the Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of June 30, 2023 or December 31, 2022, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

KALA BIO, INC. (Formerly known as KALA PHARMACEUTICALS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

18. SUBSEQUENT EVENTS

Name Change

Effective on August 2, 2023, the Company amended its Restated Certificate of Incorporation, as amended, to effect a change of the Company’s name from “Kala Pharmaceuticals, Inc.” to “KALA BIO, Inc.” (the “Name Change”).

CIRM Award

On August 2, 2023, Combangio entered into an award agreement with CIRM for a $15,000 grant (the “CIRM Award”) to support Combangio’s KPI-012 program for the treatment of PCED. The award includes funding for the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product and process characterization and analytical development for the program. The CIRM award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio became entitled to an initial $5,900 disbursement from CIRM, and the balance of the award is payable to Combangio upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE Phase 2b clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1,000 of funds utilized by the Company until the earlier of 10 years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties (the “Base Royalty”). In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500,000 per year until the last to expire patent covering such invention. As of June 30, 2023, no grant disbursement had been received or recognized on the condensed consolidated balance sheet or condensed consolidated statement of operations for the three or six months ended June 30, 2023.

Amendments to Oxford Loan Agreement

On August 1, 2023, the Company entered into an amendment to the Loan Agreement with Combangio and Oxford Finance (the “Fourth Loan Amendment”). Pursuant to the Fourth Loan Amendment, certain provisions of the Loan Agreement were amended in connection with the Name Change and the cessation of the U.S. Dollar LIBOR rate.

On August 2, 2023, the Company entered into an amendment to the Loan Agreement with Combangio and Oxford Finance (the “Fifth Loan Amendment”). Pursuant to the Fifth Loan Amendment, Oxford Finance consented to the Company’s entry into the CIRM Award and certain provisions of the Loan Agreement were amended in connection therewith.

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

Effective on August 2, 2023, we amended our Restated Certificate of Incorporation, as amended, to effect a change of our name from “Kala Pharmaceuticals, Inc.” to “KALA BIO, Inc.”.

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

The second cohort is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group study to evaluate the safety and tolerability of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 patients. The primary endpoint of the trial is the complete healing of the PCED as measured by corneal fluorescein staining. We are targeting reporting topline safety and efficacy data in the second quarter of 2024. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application to the FDA.

KPI-012 has received Orphan Drug and Fast Track designations from the FDA for the treatment of PCED.

We believe the multifactorial mechanism of action of KPI-012 also makes our MSC-S a platform technology. We are evaluating the potential development of KPI-012 for additional rare front-of-the-eye diseases, such as for the treatment of Limbal Stem Cell Deficiency and other rare corneal diseases that threaten vision. In addition, we have initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. In connection with the determination to focus our research and development efforts on KPI-012, in 2022, we determined to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform. We expect to commercialize in the United States any of our product candidates that receive marketing approval. For a further description of our acquisition of Combangio, KPI-012 and PCED, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and see Note 1, “Nature of Business and Basis of Presentation”, Note 5, “Fair Value of Financial Instruments” and Note 17, “Commitments and Contingencies” of our condensed consolidated financial statements included herein.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net loss was $10.4 and $24.9 million for the three and six months ended June 30, 2023, respectively, and $44.8 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $612.1 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we had generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and preferred stock (including our private placement of common stock and preferred stock for gross proceeds of approximately $31.0 million in December 2022, or our Private Placement), borrowings under credit facilities and our Loan Agreement with Oxford Finance, convertible promissory notes and warrants. In August 2023, following entry into the award agreement with CIRM, Combangio became entitled to receive an initial $5.9 million disbursement from CIRM, and the balance of the $15.0 million award is payable to Combangio upon the achievement of specified milestones. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commercial Business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio, which are more fully described in the “Liquidity and Capital Resources” section. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Management is actively monitoring the COVID-19 pandemic and its effects on our financial condition, liquidity, operations, vendors, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q, including the risk factor entitled “Public health epidemics, including the COVID-19 pandemic, could impact the development of KPI-012 or any other product candidate we develop, and may adversely affect our business, results of operations and financial condition.”

Recent Developments

Option Exchange Program

On May 1, 2023, we commenced a one-time stock option exchange program, or the Option Exchange Program, under which our eligible executive officers, other employees and non-employee directors, or, collectively, the Eligible Holders, were given the opportunity to exchange outstanding options to purchase shares of our common stock held by them for an equal number of restricted stock units, subject to vesting conditions. The Option Exchange Program expired on May 30, 2023. A total of 36 Eligible Holders participated in the Option Exchange Program. Pursuant to the terms and conditions of the Option Exchange Program, we accepted for exchange options to purchase a total of 182,251 shares of our common stock. All surrendered options were cancelled effective as of the expiration of the Option Exchange Program, and immediately thereafter, in exchange therefor, we granted a total of 182,251 restricted stock units pursuant to the terms of the Option Exchange Program and our 2017 Equity Incentive Plan, as amended. A de minimis number of eligible options were not surrendered for exchange and remain outstanding.

CIRM Award

On April 28, 2023, the California Institute for Regenerative Medicine, or CIRM, awarded Combangio a $15.0 million grant, or the CIRM Award, subject to entering into a final award agreement, to support its ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2 2023, Combangio entered into the CIRM Award.

The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio became entitled to an initial $5.9 million disbursement from CIRM, and the balance of the award is payable to Combangio upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1.0 million of funds utilized by us until the earlier of 10 years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties, or the Base Royalty. In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500 million per year until the last to expire patent covering such invention.

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

We expect that our selling, general and administrative expenses for 2023 will decrease as compared to such expenses for the year ended December 31, 2022 as a result of our workforce reduction completed during the second half of 2022 and the sale of our Commercial Business to Alcon in July 2022. We anticipate that our selling, general and administrative expenses will stabilize at 2023 expense levels for the foreseeable future as we continue to support our development efforts for KPI-012 and seek marketing approval for KPI-012 and any other product candidate we may develop in the future. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

Gain (Loss) on Fair Value Remeasurement of Deferred Purchase Consideration

In connection with the closing of the Combangio Acquisition on November 15, 2021, we agreed to issue an aggregate of 155,664 shares, or the Deferred Purchase Consideration, of our common stock to former Combangio stockholders and other equityholders, or the Combangio Equityholders, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022 and (ii) an aggregate of 19,350 shares of common stock that were held back by us as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued on March 10, 2023. We recorded an obligation for such Deferred Purchase Consideration at fair value on the acquisition date. We then revalued our Deferred Purchase Consideration obligations each reporting period. Changes in the fair value of our Deferred Purchase Consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of Deferred Purchase Consideration in our condensed consolidated statements of operations and comprehensive loss.

Loss (Gain) on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. To date and during the six months ended June 30, 2023, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) upon dosing of the first patient in our CHASE trial in February 2023, or the Dosing Milestone. We will pay the remaining amount due in connection with the Dosing Milestone of $0.1 million in cash in January 2024. All potential milestone payments to the Combangio Equityholders are payable in cash going forward.

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

The potential payments and milestones are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 5, “Fair Value of Financial Instruments” of our condensed consolidated financial statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Product revenues, net	$—	$2,100	$(2,100)
Costs and expenses:
Cost of product revenues	—	1,774	(1,774)
Selling, general and administrative	4,962	22,673	(17,711)
Research and development	4,278	4,473	(195)
Gain on fair value remeasurement of deferred purchase consideration	—	(789)	789
Loss (gain) on fair value remeasurement of contingent consideration	359	(59)	418
Total operating expenses	9,599	28,072	(18,473)
Loss from operations	(9,599)	(25,972)	16,373
Other income (expense)
Interest income	718	68	650
Interest expense	(1,413)	(2,207)	794
Other income (expense), net	(119)	—	(119)
Net loss	$(10,413)	$(28,111)	$17,698

Product revenues, net

We did not have any product revenues during the three months ended June 30, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Product revenues, net were $2.1 million for the three months ended June 30, 2022, consisting of $0.9 million from EYSUVIS sales and $1.2 million from INVELTYS sales. As a result of the sale of our Commercial Business, we no longer have any commercial products in our portfolio.

Cost of product revenues

We did not have any cost of product revenues during the three months ended June 30, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Cost of product revenues was $1.8 million for the three months ended June 30, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.0 million for the three months ended June 30, 2023, compared to $22.7 million for the three months ended June 30, 2022, which was a decrease of $17.7 million. The decrease in selling, general and administrative expenses for the three months ended June 30, 2023 was primarily due to the sale of our Commercial Business to Alcon and our related workforce reduction completed during the second half of 2022 and includes a $7.7 million decrease in external sales and marketing costs, a $7.6 million decrease in employee-related expenses, a $0.5 million decrease in stock-based compensation costs and a decrease in certain medical affairs costs attributable to our former commercial products. Also contributing to the decrease as compared to the three months ended June 30, 2022, was a $0.7 million decrease in administrative and professional service fees and a $0.4 million decrease in facility related costs as well as $0.8 million of transaction costs related to the Alcon Transaction incurred in the three months ended June 30, 2022 which were not incurred in the three months ended June 30, 2023.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
KPI-012 development costs	$1,568	$1,581	$(13)
Employee‑related costs	2,406	2,347	59
Other research and development costs	304	545	(241)
Total research and development	$4,278	$4,473	$(195)

Research and development expenses were $4.3 million for the three months ended June 30, 2023, compared to $4.5 million for the three months ended June 30, 2022, a decrease of $0.2 million. The decrease was primarily related to a $0.2 million decrease in other research and development costs, which primarily included preclinical studies related to our former pipeline programs and other facility related costs.

Gain on fair value remeasurement of Deferred Purchase Consideration

There was no gain or loss on fair value remeasurement of Deferred Purchase Consideration for the three months ended June 30, 2023 due to the final settlement of the liability in March 2023. The gain on fair value remeasurement of Deferred Purchase Consideration for the three months ended June 30, 2022 was $0.8 million, which was primarily due to a change in the fair value of our underlying stock price.

Loss (gain) on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the three months ended June 30, 2023 was $0.4 million and gain on fair value remeasurement of contingent consideration for the three months ended June 30, 2022 was $0.1 million, and were primarily due to changes in discount rates, partially offset by the passage of time.

Interest income

Interest income was $0.7 million for the three months ended June 30, 2023 and was $0.1 million for the three months ended June 30, 2022. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. The increase was attributable to higher interest rates during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, as well as the quantity and mix of investments.

Interest expense

We incurred interest expense of $1.4 million for the three months ended June 30, 2023 and $2.2 million for the three months ended June 30, 2022. Interest expense for the three months ended June 30, 2023 and 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the three months ended June 30, 2023, $34.0 million of indebtedness was outstanding under our Loan Agreement. During the three months ended June 30, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement. Partially offsetting the decreased interest expense due to the lower outstanding indebtedness as of June 30, 2023, as compared to June 30, 2022, was the impact of the floating interest rate on the Loan Agreement which increased during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Other income (expense), net

Other expense, net was $0.1 million for the three months ended June 30, 2023 which represents an expense recorded to assets held for sale. There was no other income and expense for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Product revenues, net	$—	$3,472	$(3,472)
Costs and expenses:
Cost of product revenues	—	2,549	(2,549)
Selling, general and administrative	10,992	49,655	(38,663)
Research and development	8,314	8,939	(625)
(Gain) loss on fair value remeasurement of Deferred Purchase Consideration	(230)	262	(492)
Loss (gain) on fair value remeasurement of contingent consideration	2,206	(1,047)	3,253
Total operating expenses	21,282	60,358	(39,076)
Loss from operations	(21,282)	(56,886)	35,604
Other income (expense)
Interest income	1,393	76	1,317
Interest expense	(2,887)	(4,242)	1,355
Other income (expense), net	(2,092)	—	(2,092)
Net loss	$(24,868)	$(61,052)	$36,184

Product revenues, net

We did not have any product revenues during the six months ended June 30, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Product revenues, net were $3.5 million for the six months ended June 30, 2022, consisting of $1.9 million from EYSUVIS sales and $1.6 million from INVELTYS sales. As a result of the sale of our Commercial Business, we no longer have any commercial products in our portfolio.

Cost of product revenues

We did not have any cost of product revenues during the six months ended June 30, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Cost of product revenues was $2.5 million for the six months ended June 30, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.0 million for the six months ended June 30, 2023, compared to $49.7 million for the six months ended June 30, 2022, which was a decrease of $38.7 million. The decrease in selling, general and administrative expenses for the six months ended June 30, 2023 was primarily due to the sale of our Commercial Business to Alcon and our related workforce reduction completed during the second half of 2022 and includes a $17.1 million decrease in employee-related expenses, a $16.8 million decrease in external sales and marketing costs, a $1.8 million decrease in stock-based compensation costs and a decrease in certain medical affairs costs attributable to our former commercial products. Also contributing to the decrease as compared to the six months ended June 30, 2022, was a $1.2 million decrease in administrative and professional service fees and a $1.0 million decrease in facility related costs as well as $0.8 million of transaction costs related to the Alcon Transaction incurred in the six months ended June 30, 2022, which were not incurred in the six months ended June 30, 2023.

Research and development expenses

The following table summarizes the research and development expenses incurred during the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
KPI-012 development costs	$3,393	$2,319	$1,074
Employee‑related costs	4,565	4,852	(287)
Other research and development costs	356	1,768	(1,412)
Total research and development	$8,314	$8,939	$(625)

Research and development expenses were $8.3 million for the six months ended June 30, 2023, compared to $8.9 million for the six months ended June 30, 2022, a decrease of $0.6 million. The decrease was primarily the result of a $1.4 million decrease in other research and development costs, which primarily included preclinical studies related to our former pipeline programs and other facility related costs, and a $0.3 million decrease in employee-related costs, partially offset by a $1.1 million increase in KPI-012 development costs.

(Gain) loss on fair value remeasurement of Deferred Purchase Consideration

Gain on fair value remeasurement of Deferred Purchase Consideration for the six months ended June 30, 2023 was $0.2 million and loss on fair value remeasurement of Deferred Purchase Consideration for the six months ended June 30, 2022 was $0.3 million, which were primarily due to a change in the fair value of our underlying stock price.

Loss (gain) on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the six months ended June 30, 2023 was $2.2 million and gain on fair value remeasurement of contingent consideration for the six months ended June 30, 2022 was $1.0 million, and were primarily due to changes in discount rates, partially offset by the passage of time.

Interest income

Interest income was $1.4 million for the six months ended June 30, 2023 and was $0.1 million for the six months ended June 30, 2022. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. The increase was attributable to higher interest rates during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, as well as the quantity and mix of investments.

Interest expense

We incurred interest expense of $2.9 million for the six months ended June 30, 2023 and $4.2 million for the six months ended June 30, 2022. Interest expense for the six months ended June 30, 2023 and 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the six months ended June 30, 2023, $43.3 million of indebtedness was outstanding under our Loan Agreement until $9.3 million was repaid on January 25, 2023 resulting in an outstanding indebtedness of $34.0 million. During the six months ended June 30, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement. Partially offsetting the decreased interest expense due to the lower outstanding indebtedness as of June 30, 2023, as compared to June 30, 2022, was the impact of the floating interest rate on the Loan Agreement which increased during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Other income (expense), net

Other expense, net was $2.1 million for the six months ended June 30, 2023. The other expense, net during the six months ended June 30, 2023 represents a $2.3 million expense recorded to assets held for sale for expiring inventory, partially offset by $0.2 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business. There was no other income and expense for the six months ended June 30, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As we commercially launched our first product, INVELTYS, in January 2019, and commenced a full promotional launch of our second product, EYSUVIS, in early January 2021, we only generated limited revenues from product sales prior to the sale of our Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our IPO, follow-on public common stock offerings and sales of our common stock under our at-the-market equity offerings, private placements of common stock and preferred stock (including our Private Placement), borrowings under credit facilities and our Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford Finance, convertible promissory notes and warrants. Upon entry into the CIRM award in August 2023, Combangio became entitled to an initial $5.9 million disbursement from CIRM, and the balance of the $15.0 million award is payable to Combangio upon the achievement of specified milestones.

On May 7, 2020, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, or the Amended and Restated Sales Agreement, pursuant to which we could issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our at-the-market offering. From January 1, 2023 to January 10, 2023, we sold 245,887 shares of our common stock under the ATM Offering pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $10.0 million. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when we completed the sale of $75.0 million of our shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, we had sold an aggregate of 565,974 shares of our common stock under such agreement for aggregate gross proceeds of $75.0 million. We did not sell any shares of our common stock under the at-the-market offering pursuant to the terms of the Amended and Restated Sales Agreement during the three or six months ended June 30, 2022.

On January 19, 2023, we entered into a new sales agreement with Jefferies, or the Open Market Sale Agreement, pursuant to which we may issue and sell, from time to time, shares of our common stock through Jefferies under our at-the-market offering. We filed a prospectus supplement relating to the Open Market Sale Agreement under our 2020 Shelf Registration, or the 2020 Shelf ATM Prospectus Supplement, pursuant to which we could offer and sell shares of common stock having an aggregate offering price of up to $40.0 million under the Open Market Sale Agreement. During the six months ended June 30, 2023, we sold 229,378 shares of our common stock under our at-the-market offering pursuant to the Open Market Sale Agreement under the 2020 Shelf Registration, resulting in net proceeds of $4.9 million.

On March 3, 2023, we filed a shelf registration statement on Form S-3 with the SEC, or the 2023 Shelf Registration, which was declared effective on May 11, 2023. Under the 2023 Shelf Registration we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units. In accordance with the terms of the Open Market Sale Agreement, we may issue and sell, from time to time, up to an aggregate of $40.0 million of our common stock in an at-the-market equity offering through Jefferies. Upon effectiveness of the 2023 Shelf Registration, we ceased any further offers or sales of our common stock pursuant to the 2020 Shelf ATM Prospectus Supplement and the 2020 Shelf Registration. During the three months ended June 30, 2023, we sold 190,000 shares of our common stock under our at-the-market offering pursuant to the 2023 Shelf Registration for total net proceeds of $3.1 million.

During the six months ended June 30, 2023, we sold an aggregate of 665,265 shares of our common stock pursuant to (1) our Amended and Restated Sales Agreement and our Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $18.0 million.

On May 4, 2021, we entered into the Loan Agreement with Oxford Finance, in its capacity as lender, or the Lender, and in its capacity as collateral agent, or Agent, pursuant to which a term loan of up to an aggregate principal amount of $125.0 million became available to us, consisting of a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million and additional tranches that are no longer available to us. Through June 30, 2023, the term loans bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loans bear interest at a floating rate equal to the greater of (a) 8.00% and (b) the sum of (i) the 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (ii) 0.10% and (iii) 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. In connection with our entry into the Asset Purchase Agreement, on May 21, 2022, we entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the Lender and Agent consented to the entry by us into the Asset Purchase Agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the payment by us at the closing of the Alcon Transaction of an aggregate amount of $40.0 million, or the Second Amendment Prepayment, to the Lender and Agent. The Second Amendment Prepayment, which represented a partial prepayment of principal in the amount of $36.7 million of the $80.0 million principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $0.7 million and a final payment fee of $2.6 million, was paid on July 8, 2022 in connection with the closing of the Alcon Transaction.

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

On August 1, 2023, we entered into a fourth amendment to the Loan Agreement pursuant to which certain provisions of the Loan Agreement were amended in connection the change in our corporate name and the cessation of the U.S. Dollar LIBOR rate. On August 2, 2023, we entered into a fifth amendment to the Loan Agreement pursuant which the Lender and Agent consented to our entry into the CIRM Award and certain provisions of the Loan Agreement were amended in connection therewith.

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

On April 28, 2023, CIRM awarded Combangio a $15 million grant, subject to entering into a final award agreement, to support its ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award. For a further description of the CIRM Award, see “Recent Developments” above.

Our other material cash requirements from known contractual and other obligations as of June 30, 2023 primarily related to our licensing agreement with Stanford University. For information related to our future commitments relating to our licensing agreement, see Note 17, “Commitments and Contingencies”, of our condensed consolidated financial statements. For information related to our operating lease commitment entered into in April 2023 with a commencement date of July 1, 2023, see Note 10, “Leases”, of our condensed consolidated financial statements.

Cash Flows

As of June 30, 2023, we had $59.2 million of cash, cash equivalents and short-term investments, and as of December 31, 2022 we had $70.5 million in cash and cash equivalents. As of June 30, 2023 and December 31, 2022, we had $34.0 million and $43.3 million in indebtedness, respectively, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Net cash used in operating activities	$(17,279)	$(49,508)	$32,229
Net cash used in investing activities	(10,141)	(2,245)	(7,896)
Net cash provided by financing activities	5,931	144	5,787
Decrease in cash and restricted cash	$(21,489)	$(51,609)	$30,120

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $17.3 million, compared to $49.5 million for the six months ended June 30, 2022, a decrease of $32.2 million, primarily due to the decrease in the net loss adjusted for non-cash charges of $36.1 million, partially offset by the timing of working capital fluctuations which accounted for $3.9 million of the change. Notable working capital fluctuations included a decrease in accounts payable, accrued expenses and other current liabilities during the six months ended June 30, 2023 of $6.7 million, as compared to an increase in accounts payable, accrued expenses and other current liabilities in the six months ended June, 2022 of $3.0 million. Accounts receivable decreased $0.1 million in the six months ended June 30, 2023, whereas accounts receivable decreased by $1.5 million during the six months ended June 30, 2022. Partially offsetting these decreases was a decrease of $6.7 million in prepaid expenses and other current assets during the six months ended June 30, 2023, as compared to a decrease of $3.5 million in prepaid expenses and other current assets during the six months ended June 30, 2022 as a result of the collection of receivables due from Alcon and third-parties in connection with transition related services.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $10.1 million compared to net cash used in investing activities of $2.2 million for the six months ended June 30, 2022, an increase of $7.9 million. Net cash used in investing activities for the six months ended June 30, 2023 related to purchases of short-term investments of $9.9 million and purchases of property and equipment and other assets of $0.3 million, partially offset by proceeds from the sale of property and equipment of $0.1 million. Net cash used in investing activities for the six months ended June

30, 2022 related to the purchases of short-term investments of $5.0 million and purchases of property and equipment and other assets of $0.2 million, partially offset by proceeds from the sales or maturities of short-term investments of $3.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $5.9 million, compared to $0.1 million in the six months ended June 30, 2022, an increase of $5.8 million. Net cash provided by financing activities for the six months ended June 30, 2023 largely consisted of $18.0 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the market equity offering, partially offset by $10.0 million of repayment of principal and final payment fee on our Loan Agreement and a $2.0 million payment for the Dosing Milestone reflected in financing activities. Net cash provided by financing activities for the six months ended June 30, 2022 consisted of $0.1 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

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

Our expenses will also increase if and as we:

●	continue the clinical development of KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications, such as Limbal Stem Cell Deficiency, including initiating and conducting preclinical studies and clinical trials;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for KPI-012 for PCED in the United States and other jurisdictions;
●	seek regulatory approval for KPI-012 for additional indications;
●	grow our sales, marketing and distribution capabilities in connection with the commercialization of any product candidates for which we may submit for and obtain marketing approval;
●	initiate and progress any preclinical development programs under our MSC-S platform, including from our KPI-014 program;
●	conduct clinical trials and other development activities and/or seek marketing approval for any product candidates we may develop in the future;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage if we initiate commercialization efforts for our product candidates.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash, cash equivalents and short-term investments as of June 30, 2023, together with the $15.0 million of funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the second quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the funds awarded under the CIRM Award. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from KPI-012 or any other product candidate we may develop for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	completing the clinical development of KPI-012 for PCED and any other indications we determine to pursue, including Limbal Stem Cell Deficiency;
●	subject to obtaining favorable results from our ongoing and planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates we may develop in the future, including under our KPI-014 program;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for any products we commercialize;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the pandemic health event resulting from COVID-19 and its collateral consequences.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents and short-term investments. Our cash equivalents as of June 30, 2023 consisted of money market accounts and U.S. treasury securities that have contractual maturities of less than 90 days from the date of acquisition. Our short-term investments as of June 30, 2023 consisted of U.S. treasury securities which had contractual maturities of greater than 90 days but less than one year. Due to the short-term maturities of our cash equivalents and short-term investments, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

As of June 30, 2023 and 2022, the aggregate principal amount outstanding under the Loan Agreement was $34.0 million and $80.0 million, respectively. The aggregate principal amount outstanding under the Loan Agreement bore interest through June 30, 2023 at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term SOFR, (b) 0.10% and (c) 7.89% per annum. An immediate 10% change in the 1-Month CME Term SOFR rate would not have a material impact on our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $10.4 million and $24.9 million for the three and six months ended June 30, 2023, respectively, and $44.8 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $612.1 million. Prior to the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our commercial business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. Upon entry into the CIRM award in August 2023, Combangio became entitled to an initial $5.9 million disbursement from CIRM, and the balance of the $15.0 million award is payable to Combangio upon the achievement of specified milestones. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our commercial business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As of result of the acquisition of Combangio in November 2021 and the sale of our commercial business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our commercial business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Our expenses will also increase if and as we:

●	continue the clinical development of KPI-012 for PCED;
●	initiate and continue the research and development of KPI-012 for additional indications, such as Limbal Stem Cell Deficiency, including initiating and conducting preclinical studies and clinical trials;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012;
●	seek regulatory approval for KPI-012 for PCED in the United States and other jurisdictions;
●	seek regulatory approval for KPI-012 for additional indications;
●	grow our sales, marketing and distribution capabilities in connection with the commercialization of any product candidates for which we may submit for and obtain marketing approval;
●	initiate and progress any preclinical development programs under our mesenchymal stem cell secretome, or MSC-S platform, including from our KPI-014 program;
●	conduct clinical trials and other development activities and/or seek marketing approval for any product candidates we may develop in the future;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage if we initiate commercialization efforts for our product candidates.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from KPI-012 or any other product candidate we may develop for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	completing the clinical development of KPI-012 for PCED and any other indications we determine to pursue, including Limbal Stem Cell Deficiency;
●	subject to obtaining favorable results from our ongoing and planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates we may develop in the future, including under our KPI-014 program;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for any products we commercialize;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to the pandemic health event resulting from COVID-19 and its collateral consequences.

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

Our future capital requirements will depend on many factors, including:

●	the timing and amount of milestone payments we ultimately receive from Alcon under the asset purchase agreement;
●	the timing and amount of our future milestone payments to Combangio equityholders under the merger agreement;
●	the timing and amount of milestone payments we ultimately receive from CIRM in connection with the CIRM Award;
●	the progress, costs and results of our ongoing and planned clinical trials of KPI-012;
●	the costs and timing of process development and manufacturing scale-up activities associated with KPI-012 for PCED and any other indications we determine to pursue;
●	the costs, timing and outcome of regulatory review of KPI-012;
●	the costs and timing of commercialization activities for KPI-012, if approved, including establishing and/or expanding product sales, marketing, medical affairs, distribution and outsourced manufacturing capabilities;
●	our ability to successfully commercialize KPI-012, if approved, in the United States and other jurisdictions and the amount of revenue received from commercial sales;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the scope, progress, results and costs of research and development of any other product candidates that we may develop, including under our KPI-014 program;

●	the extent to which we successfully advance and/or in-license or acquire rights to other products, product candidates or technologies; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash, cash equivalents and short-term investments of $59.2 million as of June 30, 2023, together with $15.0 million of funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations and capital expenditure requirements into the second quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the funds awarded under the CIRM Award. As a result, we could deplete our available capital resources sooner than we currently expect.

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

We have a substantial amount of indebtedness. As of June 30, 2023, we had $34.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, which through June 30, 2023 bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loans bear interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (b) 0.10% and (c) 7.89%. Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement. The start date for amortization payments under the Loan Agreement is January 1, 2025, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in monthly installments through May 1, 2026. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

Public health epidemics, including the COVID-19 pandemic, may affect our ability to initiate and complete preclinical studies and clinical trials for KPI-012 and any other product candidates we develop, including disruptions in procuring supplies that are essential for our research and development activities, manufacturing disruptions, disruptions in our ability to obtain necessary trial site approvals, as well as delays in or difficulties with enrollment and other delays at clinical trial sites. The public health emergency declarations related to COVID-19 ended on May 11, 2023. In addition, the FDA ended 22 COVID-19-related policies when the public health emergency ceased on May 11, 2023 and allowed 22 related-policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. As a result of these and other measures, we may in the future face disruptions to our business. We do not know the extent to which public health epidemics, including the COVID-19 pandemic, will impact our development of KPI-012, including our ongoing CHASE Phase 2b clinical trial, or any other product candidates that we develop. Additionally, while we currently are not experiencing interruptions in our manufacturing of KPI-012, any reinstatement of quarantines, travel restrictions and other measures related to a public health emergency may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

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

While the public health emergency declared for the COVID-19 pandemic has terminated, we cannot be certain what the overall impact of the COVID-19 pandemic or any other public health emergencies or pandemics will be on our business in the future and a continuation of the pandemic has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

If approved, we expect KPI-012 to compete with Oxervate®, which is the only approved prescription pharmaceutical product in the PCED space. Oxervate (cenegermin-bkbj) was approved in August 2018 for the treatment of neurotrophic keratitis, or NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to represent approximately one-third of all PCED cases. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes. To our knowledge, there are currently only two product candidates in active clinical development for the treatment of a broad PCED population. KIO-201, a chemically modified form of the natural polymer hyaluronic acid administered as an eye drop, is currently being studied in a Phase 2 clinical trial in patients with PCED by Kiora Pharmaceuticals, Inc. Nexagon®, an antisense oligonucleotide that inhibits connexin43 being developed by Amber Ophthalmics, is currently being studied in a Phase 2 clinical trial in patients with PCED resulting from severe ocular chemical and/or thermal injuries. Amber Ophthalmics has also indicated that it plans to study Nexagon ® in a broad PCED population. A number of companies are pursuing development of product candidates for the treatment of NK, including ReGenTree, LLC (Timbetasin), Recordati S.p.A. (Udonitrectag) and Claris Biotherapeutics, Inc. (CSB-001).

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

Our reliance on CIRM funding for KPI-012 adds uncertainty to our research and development efforts, imposes certain compliance obligations on us and imposes requirements that may increase the costs of commercializing KPI-012.

Our development of KPI-012 is currently being funded, in part, by an award from the California Institute for Regenerative Medicine, or CIRM. On August 2, 2023, our wholly-owned subsidiary, Combangio, entered into an award agreement with CIRM for a $15.0 million grant, or the CIRM Award, to support the ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount and a significant portion of the award is payable to Combangio upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. If we fail to satisfy the co-funding requirement under the CIRM Award or fail to achieve the milestones within the timeframe required by the CIRM Award, we may not receive full funding under the CIRM Award. CIRM may permanently cease disbursements under the CIRM Award if the milestones are not met within four months of their scheduled completion dates. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Moreover, disbursements under the CIRM Award are contingent upon the availability of funds in the state of California’s Stem Cell Research and Cures Fund.

The CIRM Award also imposes financial conditions that may increase the costs of commercializing KPI-012, if approved. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1.0 million of funds utilized by us until the earlier of 10 years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties, or the Base

Royalty. In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500 million per year until the last to expire patent covering such invention.

Additionally, there are significant compliance requirements associated with the CIRM Award, such as reporting, notification, recordkeeping and audit requirements, for which internal and external resources may be needed and which may increase our costs of doing business.

Noncompliance with the requirements of the CIRM Award may cause a default under our Loan Agreement with Oxford Finance. It is an event of default under our Loan Agreement if we receive funding under the CIRM Award and are required to return such funds to CIRM in an amount in excess of $500,000 due to our or Combangio’s failure to comply with the requirements of the CIRM Award, or if we are required to return funds to CIRM in excess of $1.0 million due to non-utilization of such funds or because CIRM exercises its rights to recover such funds for any reason. Such an event of default could result in the acceleration of amounts due under our Loan Agreement. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about our ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements and would adversely affect our financial condition and ability to pursue our business strategy.

In addition, as a result of the CIRM Award, we may not have the right to prohibit the State of California from using certain technologies developed by us. Under the CIRM Award, the California government can exercise march-in rights, which may include granting a third party nonexclusive, partially exclusive, or exclusive rights to CIRM-funded technology in any territory and field of use, if it determines that such action is necessary, if Combangio fails to make reasonable efforts to achieve practical application of a CIRM-funded technology, fails to comply with agreed to access and pricing requirements, or because action is necessary to address a public health emergency declared by the governor of California.

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

In March 2010, President Obama signed into law the Affordable Care Act, or ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2021, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments, will stay in effect through 2031. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was enacted on March 27, 2020, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Pursuant to subsequent legislation, the reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, and the Pharmaceutical Research and Manufacturers of America also filed lawsuits in various courts with similar constitutional claims against HHS and CMS.  On July 11, 2023, Merck moved for summary judgment in its action and, the next day, the Chamber of Commerce moved for preliminary injunctive relief seeking to stop implementation of the drug pricing provisions of the IRA. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trace Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule, which the FTC also has the authority to enforce. The FTC is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement, depending on the nature of the alleged violations. If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses for transfers of personal data from the EEA to the United States. Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

Following the withdrawal of the UK from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. are also in discussions to develop a US-UK “data bridge”, which would function similarly to the EU-U.S. Data Privacy Framework and provide an additional legal mechanism for companies to transfer data from the UK to the United States. Any changes or updates to these developments have the potential to impact our business.

Beyond GDPR and similar laws in the United States, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws may impact our ability to conduct our business activities.

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

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Mark Iwicki, our Chief Executive Officer, Todd Bazemore, our President and Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Head of Research and Development and Chief Medical Officer, Darius Kharabi, our Chief Business Officer, and Eric L. Trachtenberg, our Chief Legal Officer, Chief Compliance Officer and Corporate Secretary, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we are highly dependent on the employees who joined us in connection with the Combangio Acquisition and their expertise developing biologics.

Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and other personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Our decision to sell our commercial business to Alcon, our determination to solely focus our research and development efforts on our MSC-S platform, including KPI-012, and our workforce reduction completed during the second half of 2022 could harm our ability to attract and retain qualified personnel who are critical to our business. In addition, we rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to successfully develop and commercialize KPI-012 and any other product candidate we may develop in the future will be harmed.

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

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 3, 2023, we had outstanding 2,542,716 shares of common stock.

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

In addition, as discussed above, a delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement, which could adversely effect our financial condition and ability to pursue our business strategy.

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

Restated Certificate of Incorporation of the Registrant, as amended as of August 2, 2023, including Certificate of Designation of the Series D Preferred Stock of Registrant, Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Preferred Stock of Registrant, Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock of Registrant

EXHIBIT 3.2	-	Third Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on August 2, 2023)

EXHIBIT 10.1	-

Amended and Restated 2017 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s current report on Form S-8 (File No. 333-272834) filed on June 22, 2023)

EXHIBIT 10.2+	-	Form of Incentive Stock Option Agreement under Amended and Restated 2017 Equity Incentive Plan

EXHIBIT 10.3+	-	Form of Non-Qualified Option Agreement under Amended and Restated 2017 Equity Incentive Plan

EXHIBIT 10.4+	-	Form of Non-Employee Director Restricted Stock Unit Award under Amended and Restated 2017 Equity Incentive Plan

EXHIBIT 10.5+	-	Form of Non-Employee Director Deferred Restricted Stock Unit Award under Amended and Restated 2017 Equity Incentive Plan

EXHIBIT 10.6+	-	Form of Employee Restricted Stock Unit Award under Amended and Restated 2017 Equity Incentive Plan

EXHIBIT 10.7+	-	Form of Inducement Restricted Stock Unit Agreement

EXHIBIT 10.8+	-	Fourth Amendment to Loan and Security Agreement, dated August 1, 2023, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender

EXHIBIT 10.9+	-	Fifth Amendment to Loan and Security Agreement, dated August 2, 2023, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender

EXHIBIT 31.1+	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mark Iwicki, Chief Executive Officer of the Company.

EXHIBIT 32.2++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+ Filed herewith

++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA BIO, Inc.

Dated: August 4, 2023	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2023	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)