Form 10-Q
period 2023-09-30
KALA BIO, Inc.
filed 2023-11-13
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

There were 2,693,116 shares of Common Stock, $0.001 par value per share, outstanding as of November 10, 2023.

		Page
PART I – FINANCIAL INFORMATION		7

Item 1.	Financial Statements (Unaudited)	7

	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	7

	Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2023 and 2022	8

	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022	9

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	11

	Notes to Condensed Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	58

PART II – OTHER INFORMATION		59

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	115

Item 6.	Exhibits	115

SIGNATURES		117

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to the potential impacts the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer collectively as Alcon, will have on our business, results of operations and financial condition;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon in connection with the sale of our commercial business;
●	our expectations with respect to our dependency on and potential advantages of KPI-012, our product candidate for the treatment of persistent corneal epithelial defects, or PCED;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition, including our expectations with respect to, and the amount of, future milestone payments we may pay in connection with the Combangio Acquisition;
●	our development efforts for KPI-012 and our ability to discover and develop new programs and product candidates;
●	the timing, progress and results of clinical trials for KPI-012, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of any biologics license applications for KPI-012 and any other product candidate we may develop in the future;
●	our ability to obtain regulatory approvals for KPI-012;
●	our commercialization, marketing and manufacturing capabilities and strategy for KPI-012, if approved;
●	our estimates regarding potential future revenue from sales of KPI-012, if approved;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for KPI-012, if approved;
●	the rate and degree of market acceptance and clinical utility of KPI-012 and our estimates regarding the market opportunity for KPI-012, if approved;
●	plans to pursue the development of KPI-012 for indications in addition to PCED, including Limbal Stem Cell Deficiency;

●	our expectations with respect to our determination to cease the development of our preclinical pipeline programs that are unrelated to our mesenchymal stem cell secretome, or MSC-S, platform;
●	the timing, progress and results of preclinical studies for our KPI-014 program;
●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand;
●	our expectations regarding our ability to achieve the specified milestones under our award from the California Institute for Regenerative Medicine, or CIRM, and obtain the full funding under the CIRM Award;
●	our expectations regarding our ability to comply with the covenants under our loan agreement;
●	our intellectual property position, including intellectual property acquired in the Combangio Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers; and
●	our anticipated annualized reduction in operating expenses associated with our workforce reduction completed during the second half of 2022.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of September 30, 2023, we had an accumulated deficit of $620.8 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, could result in an event of default and acceleration of amounts due.
●	The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other biological product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States, and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.

●	Public health epidemics, including the COVID-19 pandemic, could impact the development of KPI-012 or any other product candidate we develop, and may adversely affect our business, results of operations and financial condition.
●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, may also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	Our reliance on CIRM funding for KPI-012 adds uncertainty to our research and development efforts, imposes certain compliance obligations on us and imposes requirements that may increase the costs of commercializing KPI-012.
●	We may be unable to obtain and maintain patent protection for our technology or product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology product candidates may be impaired.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if and when approved, will be harmed.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$56,063	$70,495
Prepaid expenses and other current assets (Note 8)	1,839	7,852
Current assets held for sale (Note 4)	—	7,595
Total current assets	57,902	85,942
Non-current assets:
Property and equipment, net	802	400
Right-of-use assets	2,102	16
Restricted cash and other long-term assets	314	462
Total assets	$61,120	$86,820
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$787	$2,832
Accrued expenses and other current liabilities	6,260	8,910
Deferred gain on sale of commercial business	—	4,189
Deferred grant income	2,930	—
Current portion of lease liabilities	324	13
Current portion of long-term debt	—	5,000
Current portion of contingent consideration	—	4,146
Current portion of deferred purchase consideration	—	595
Total current liabilities	10,301	25,685
Long-term liabilities:
Long-term lease liabilities	1,880	—
Long-term debt	33,878	37,937
Long-term contingent consideration	3,838	4,224
Total long-term liabilities	39,596	42,161
Total liabilities	49,897	67,846
Commitments and Contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 51,246 and 53,144 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 2,693,116 and 1,706,971 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	632,001	606,182
Accumulated other comprehensive income	1	—
Accumulated deficit	(620,782)	(587,210)
Total stockholders' equity	11,223	18,974
Total liabilities and stockholders' equity	$61,120	$86,820

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Product revenues, net	$—	$420	$—	$3,892
Costs and expenses:
Cost of product revenues	—	11	—	2,560
Selling, general and administrative	4,952	9,549	15,944	59,204
Research and development	5,554	5,391	13,868	14,330
(Gain) loss on fair value remeasurement of deferred purchase consideration	—	(57)	(230)	205
(Gain) loss on fair value remeasurement of contingent consideration	(1,744)	95	462	(952)
Total costs and expenses	8,762	14,989	30,044	75,347
Loss from operations	(8,762)	(14,569)	(30,044)	(71,455)
Other income (expense):
Interest income	708	234	2,101	310
Interest expense	(1,459)	(1,447)	(4,346)	(5,689)
Grant income	2,970	—	2,970	—
Loss on extinguishment of debt	—	(2,583)	—	(2,583)
Gain on sale of commercial business	—	46,995	—	46,995
Other (expense) income, net	(2,161)	443	(4,253)	443
Total other income (expense)	58	43,642	(3,528)	39,476
Net (loss) income	$(8,704)	$29,073	$(33,572)	$(31,979)
Net (loss) income per share attributable to common stockholders—basic	$(3.41)	$19.39	$(14.36)	$(21.46)
Net (loss) income per share attributable to common stockholders—diluted	$(3.41)	$19.25	$(14.36)	$(21.46)
Weighted average shares outstanding—basic	2,550,210	1,499,001	2,337,492	1,490,159
Weighted average shares outstanding—diluted	2,550,210	1,510,421	2,337,492	1,490,159

Net (loss) income	$(8,704)	$29,073	$(33,572)	$(31,979)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments	(8)	1	1	—
Total other comprehensive (loss) income	(8)	1	1	—
Total comprehensive (loss) income	$(8,712)	$29,074	$(33,571)	$(31,979)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2023
	Mezzanine Equity		Stockholders' Equity
								Accumulated
	Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of June 30, 2023	—	$—	52,750	$—	2,538,687	$3	$629,558	$9	$(612,078)	$17,492
Issuance of common stock for vested restricted stock units	—	—	—	—	800	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	3,229	—	40	—	—	40
Issuance of common stock upon conversion of Series E Preferred Stock			(1,504)	—	150,400	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,403	—	—	2,403
Change in fair value of investments	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(8,704)	(8,704)
Balance as of September 30, 2023	—	$—	51,246	$—	2,693,116	$3	$632,001	$1	$(620,782)	$11,223

	Three Months Ended September 30, 2022
	Mezzanine Equity		Stockholders' Equity (Deficit)
								Accumulated
	Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance as of June 30, 2022	—	$—	—	$—	1,465,949	$1	$571,886	$(1)	$(603,440)	$(31,554)
Issuance of common stock under employee stock purchase plan	—	—	—	—	10,688	—	138	—	—	138
Issuance of redeemable Series D preferred stock	73,208	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,374	—	—	1,374
Change in fair value of investments	—	—	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	—	—	29,073	29,073
Balance as of September 30, 2022	73,208	$—	—	$—	1,476,637	$1	$573,398	$—	$(574,367)	$(968)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2023
	Mezzanine Equity		Stockholders' Equity
								Accumulated
	Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2022	—	$—	53,144	$—	1,706,971	$2	$606,182	$—	$(587,210)	$18,974
At the market offering, net of offering costs of $446	—	—	—	—	665,265	1	17,965	—	—	17,966
Issuance of common stock for vested restricted stock units	—	—	—	—	3,002	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	3,690	—	46	—	—	46
Issuance of common stock to satisfy deferred purchase consideration	—	—	—	—	19,350	—	365	—	—	365
Issuance of common stock to satisfy contingent consideration	—	—	—	—	105,038	—	2,354	—	—	2,354
Issuance of common stock upon conversion of Series E Preferred Stock	—	—	(1,898)	—	189,800	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,089	—	—	5,089
Change in fair value of investments	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	(33,572)	(33,572)
Balance as of September 30, 2023	—	$—	51,246	$—	2,693,116	$3	$632,001	$1	$(620,782)	$11,223

	Nine Months Ended September 30, 2022
	Mezzanine Equity		Stockholders' Equity (Deficit)
								Accumulated
	Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2021	—	$—	—	$—	1,322,464	$1	$559,191	$—	$(542,388)	$16,804
Exercise of stock options	—	—	—	—	102	—	3	—	—	3
Issuance of common stock for vested restricted stock units	—	—	—	—	3,966	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	13,791	—	298	—	—	298
Issuance of common stock to satisfy deferred purchase consideration	—	—	—	—	136,314	—	7,936	—	—	7,936
Issuance of redeemable Series D preferred stock	73,208	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,970	—	—	5,970
Change in fair value of investments	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(31,979)	(31,979)
Balance as of September 30, 2022	73,208	$—	—	$—	1,476,637	$1	$573,398	$—	$(574,367)	$(968)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,572)	$(31,979)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	233	457
Non-cash operating lease cost	94	421
Gain on sale of commercial business	—	(46,995)
Loss on extinguishment of debt	—	2,583
(Gain) loss on fair value remeasurement of deferred purchase consideration	(230)	205
Loss (gain) on fair value remeasurement of contingent consideration	462	(952)
Amortization of debt discount and other non-cash interest	941	1,130
Stock-based compensation	5,089	6,048
Other non-cash (gains) losses, net	(4,322)	76
Change in operating assets and liabilities:
Accounts receivable	78	15,143
Prepaid expenses and other current assets	5,892	(16,928)
Inventory and assets held for sale	7,544	(1,011)
Other long-term assets	(143)	—
Accounts payable	(2,036)	2,433
Accrued expenses and other current liabilities	(319)	4,531
Lease liabilities and other long-term liabilities	58	(335)
Net cash used in operating activities	(20,231)	(65,173)
Cash flows from investing activities:
Proceeds from sale of commercial business, net of transaction costs	—	62,908
Purchases of property and equipment and other assets	(603)	(291)
Proceeds from sale of property and equipment	47	41
Purchases of short-term investments	(9,866)	(4,992)
Proceeds from sales or maturities of short-term investments	10,000	5,000
Net cash (used in) provided by investing activities	(422)	62,666
Cash flows from financing activities:
Payment of principal, prepayment premium and final payment fee on debt	(10,000)	(40,000)
Proceeds from common stock offerings, net of offering costs	17,966	—
Contingent consideration related to Combangio acquisition	(2,041)	—
Payment of principal on finance lease	—	(29)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	46	301
Net cash provided by (used in) financing activities	5,971	(39,728)
Net decrease in cash, cash equivalents and restricted cash:	(14,682)	(42,235)
Cash, cash equivalents and restricted cash at beginning of period	70,745	94,878
Cash, cash equivalents and restricted cash at end of period	$56,063	$52,643
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$56,063	$52,643
Less restricted cash	—	(250)
Cash and cash equivalents at end of period	$56,063	$52,393

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$16
Issuance of common stock to satisfy deferred purchase consideration in additional paid-in capital	365	—
Issuance of common stock to satisfy contingent consideration in additional paid-in capital	2,354	—

Supplemental disclosure:
Cash paid for interest	$3,477	$4,747
Right-of-use assets obtained in exchange of operating lease obligations	2,180	424

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

KALA BIO, INC.

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

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations including a net loss of $8,704 and $33,572 for the three and nine months ended September 30, 2023, respectively, net income of $29,073 (which includes the gain on the sale of the Company's Commercial Business to Alcon) and a net loss $31,979 for the three and nine months ended September 30, 2022, respectively, and cash used in operating activities of $20,231 and $65,173, in the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $620,782. As the Company commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched its first product, INVELTYS, in January 2019, the Company generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public common stock offerings and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s private placement of common stock and preferred stock for gross proceeds of approximately $31,000 in December 2022 (the “Private Placement”)), borrowings under credit facilities and the Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”), convertible promissory notes and warrants. In August 2023, following entry into the award agreement with the California Institute for Regenerative Medicine (“CIRM”), Combangio received an initial $5,900 disbursement from CIRM, and the balance of the total $15,000 award is payable to Combangio upon the achievement of specified milestones (see Note 7, “Grant Income” for further information about the CIRM Award (as defined below)). The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of the Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the Combangio Acquisition and the sale of the Commercial Business to Alcon, the Company is devoting substantial financial resources to the research and development and potential commercialization of KPI-012 and any other indications the Company determines to pursue, including Limbal Stem Cell Deficiency. The Company has no revenue-generating commercial products and, as a result of the Combangio Acquisition, may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or of the amount of milestone payments the Company may receive, if any. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Company expects that its cash and cash equivalents as of September 30, 2023, will enable it to fund its operating expenses, lease and debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.

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

Net (Loss) Income per Share Attributable to Common Stockholders—The Company follows the two-class method when computing net (loss) income per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net (loss) income per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no contractual obligation to share in losses. For all periods presented, the two-class method was not applicable.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2023 and reported net income attributable to common stockholders for the three months ended September 30, 2022 and a net loss attributable to common stockholders for the nine months ended September 30, 2022. (See Note 15, “(Loss) Income Per Share”).

KALA BIO, INC.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months September 30, 2023, other than as described below:

Grant Income

Grant income consists of amounts earned from incurring costs to support the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product process characterization and analytical development from the program due to the receipt of the CIRM Award. The grant between the Company and CIRM generally provides for the Company to meet certain milestones in order for funds to be provided. The Company accounts for grants received to perform research and development activities in accordance with Accounting Standards Codification (“ASC”) Topic 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development activities. If the Company is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then the Company is required to estimate and recognize that liability. Alternatively, if the Company is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development activities, in which case, grant income is recognized as the related research and development expenses are incurred. Costs of grant income are recorded as a component of research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive (loss) income as opposed to grant revenue.

Grant funds received in advance are recorded as deferred grant income on the condensed consolidated balance sheets. Management has determined that the Company is the principal participant under the Company’s CIRM Award, and accordingly, the Company records amounts earned under this arrangement as grant income on the condensed consolidated statements of operations and comprehensive (loss) income.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

KALA BIO, INC.

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

KALA BIO, INC.

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

The Company deferred a portion of the gross consideration related to the discounted pricing on any remaining inventory owned by the Company (the “Remaining Inventory”) that Alcon could have purchased. The deferred gain on the sale of the Commercial Business of $4,189 was recorded on the condensed consolidated balance sheet as of the transaction date as deferred gain on sale of Commercial Business. The Remaining Inventory and deferred gain on the sale of the Commercial Business were written off during the three and nine months ended September 30, 2023, and is recorded in the other (expense) income, net line item in the condensed consolidated statements of operations and comprehensive (loss) income.

The Company collected cash on behalf of Alcon for revenue generated by sales of EYSUVIS and INVELTYS from July 8, 2022 through the transition period and the Company transferred all cash generated by such sales to Alcon as of December 31, 2022.

As of September 30, 2023, the total receivables due from Alcon and from third parties in connection with the Transition Agreement were de minimis. The Company recorded income from the Transition Agreement of $157 which is presented in other income (expense), net on the condensed consolidated statement of operations and comprehensive (loss) income for the nine months ended September 30, 2023 and which offsets operating expenses related to the Transition Agreement captured within loss from operations. There was no income from the Transition Agreement recorded in the three months ended September 30, 2023. There were no payables due to third parties related to amounts the Company is obligated to pay on Alcon’s behalf included on the Company’s condensed consolidated balance sheet as of September 30, 2023.

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

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

4. ASSETS HELD FOR SALE

As of December 31, 2022, the Company presented assets to be disposed of that met the criteria as held for sale as a single asset in its condensed consolidated financial statements. The EYSUVIS and INVELTYS product inventory classified as held for sale represented the net realizable value of the Remaining Inventory which Alcon, and solely Alcon, had the right to purchase. As noted in Note 3, “Sale of Commercial Business to Alcon” above, the Company deferred a portion of the gain on the sale of the Commercial Business related to the discounted pricing on the Remaining Inventory of $4,189. The Remaining Inventory and deferred gain on the sale of the Commercial Business were written off during the three and nine months ended September 30, 2023 and included in other (expense) income, net on the condensed consolidated statements of operations and comprehensive (loss) income. No held for sale assets remained on the condensed consolidated balance sheet as of September 30, 2023.

The following is a summary of the major categories of assets that had been reclassified to held for sale on the condensed consolidated balance sheet as of December 31, 2022:

December 31,
2022
Inventories	$7,544
Property and equipment, net	51
Current assets held for sale	$7,595

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

The Company’s financial instruments as of September 30, 2023 and December 31, 2022 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue an aggregate of 155,664 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to former Combangio stockholders and other equityholders (the “Combangio Equityholders”) consisting of (i) an aggregate of 136,314 shares of common stock issued on January 3, 2022 (the “Upfront Shares”) and (ii) an aggregate of 19,350 shares of common stock that were held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued on March 10, 2023 (the “Holdback Shares”). The Company established liabilities for these considerations. The Deferred Purchase Consideration related to the Combangio Acquisition was measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Changes in these estimates and assumptions could have had a significant impact on the fair value of the Deferred Purchase Consideration. Any change in the fair value of the Deferred Purchase Consideration was included in loss from operations in the condensed consolidated statements of operations and comprehensive (loss) income. During the nine months ended September 30, 2022, the Company settled $7,935 of the liability upon issuance of the Upfront Shares and during the nine months ended September 30, 2023, the Company settled the remaining liability of $365 upon the issuance of the Holdback Shares and therefore there was no change in the fair value of the Deferred Purchase Consideration during the three months ended September 30, 2023. The change in the fair value of the Deferred Purchase Consideration was a gain of $57 during the three months ended September 30, 2022, and was a gain of $230 and a loss of $205 during the nine months ended September 30, 2023 and 2022, respectively, primarily due to the change in the fair value of the underlying stock price and is recognized as the (gain) loss on fair value remeasurement of deferred purchase consideration in the condensed consolidated statements of operations and comprehensive (loss) income.

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. To date and during the nine months ended September 30, 2023, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) following dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “Dosing Milestone”). The Company will pay the remaining amount due in connection with the Dosing Milestone of $146 in cash in January 2024, of which the discounted amount of $140 is included within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2023. Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive (loss) income. During the three months ended September 30, 2023 and 2022, the change in fair value of the contingent consideration liabilities was a gain of $1,744 and a loss of $95 respectively, and during the nine months ended September 30, 2023 and 2022, the change in the fair value of the contingent consideration liabilities was a loss of $462 and a gain of $952, respectively, primarily due to changes in discount rates, as well as changes in the expected timing and probability of payment, partially offset by the passage of time, and were recognized as a (gain) loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$49,537	$49,537	$—	$—
Total Assets	$49,537	$49,537	$—	$—
Liabilities:
Contingent consideration	$3,838	$—	$—	$3,838
Total Liabilities	$3,838	$—	$—	$3,838

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$31,587	$31,587	$—	$—
Total Assets	$31,587	$31,587	$—	$—
Liabilities:
Deferred purchase consideration	$595	$—	$—	$595
Contingent consideration	8,370	—	—	8,370
Total Liabilities	$8,965	$—	$—	$8,965

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of September 30, 2023 and December 31, 2022:

	Fair Value at
	September 30,			Range
Financial Instrument	2023	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$3,838	Probability-adjusted	Period of expected milestone achievement	2025 - 2028 (2027)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	17.3%

	Fair Value at
	December 31,			Range
Financial Instrument	2022	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$595	Option pricing model	Discount for lack of marketability	20%

Contingent consideration	$8,370	Probability-adjusted	Period of expected milestone achievement	2023 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	19.9% - 95.0% (44.9%)
			Discount rate	19.0%
			Discount for lack of marketability	20.0%

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2023 and 2022:

Deferred purchase consideration
Balance at January 1, 2023	$595
Fair value adjustments	(230)
Settlements	(365)
Balance at March 31, 2023, June 30, 2023 and September 30, 2023	$—

Contingent consideration
Balance at January 1, 2023	$8,370
Fair value adjustments	1,847
Settlements	(4,854)
Reclassification to accrued expenses and other current liabilities	(129)
Balance at March 31, 2023	$5,234
Fair value adjustments	359
Reclassification to accrued expenses and other current liabilities	(5)
Balance at June 30, 2023	$5,588
Fair value adjustments	(1,744)
Reclassification to accrued expenses and other current liabilities	(6)
Balance at September 30, 2023	$3,838

Deferred purchase consideration
Balance at January 1, 2022	$7,892
Fair value adjustments	1,051
Settlements	(7,935)
Balance at March 31, 2022	$1,008
Fair value adjustments	(789)
Balance at June 30, 2022	$219
Fair value adjustments	(57)
Balance at September 30, 2022	$162

Contingent consideration
Balance at January 1, 2022	$8,658
Fair value adjustments	(988)
Balance at March 31, 2022	$7,670
Fair value adjustments	(59)
Balance at June 30, 2022	$7,611
Fair value adjustments	95
Balance at September 30, 2022	$7,706

During the three and nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2, and Level 3.

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

KALA BIO, INC.

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

KALA BIO, INC.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three and nine months ended September 30, 2023 and 2022:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2022	$11	$518	$772
Credit/payments made	(2)	(49)	(484)
Balance as of March 31, 2023	$9	$469	$288
Changes in estimate related to prior period sales	(9)	249	(240)
Credit/payments made	—	(111)	(38)
Balance as of June 30, 2023	$—	$607	$10
Changes in estimate related to prior period sales	—	1,106	—
Credit/payments made	—	(64)	—
Balance as of September 30, 2023	$—	$1,649	$10

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of December 31, 2021	$2,672	$1,140	$11,280
Provision related to current period sales	2,133	210	13,359
Changes in estimate related to prior period sales	(1)	(138)	(242)
Credit/payments made	(3,261)	(415)	(10,108)
Balance as of March 31, 2022	$1,543	$797	$14,289
Provision related to current period sales	2,602	214	15,413
Changes in estimate related to prior period sales	(41)	(199)	(107)
Credit/payments made	(2,041)	(112)	(14,878)
Balance as of June 30, 2022	$2,063	$700	$14,717
Provision related to current period sales	91	4	525
Changes in estimate related to prior period sales	176	150	(680)
Credit/payments made	(2,310)	(263)	(9,562)
Balance as of September 30, 2022	$20	$591	$5,000
(1)	Trade discounts, allowances and chargebacks included fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks were deducted from gross revenue at the time revenues were recognized and were recorded as a reduction to accounts receivable on the Company’s condensed consolidated balance sheets.
(2)	Estimated provisions for product returns were generally deducted from gross revenues at the time revenues were recognized and were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
(3)	Rebates and incentives included managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts were deducted from gross revenues at the time revenues were recognized and were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

7. GRANT INCOME

CIRM Award

On August 2, 2023, Combangio, a wholly owned subsidiary of the Company, entered into an award agreement with CIRM for a $15,000 grant (the “CIRM Award”) to support Combangio’s KPI-012 program for the treatment of PCED. The award includes funding for the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio received an initial $5,900 disbursement from CIRM, and the balance of the award is payable to Combangio upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE Phase 2b clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1,000 of funds utilized by the Company until the earlier of ten years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties (the “Base Royalty”). In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500,000 per year until the last to expire patent covering such invention.

During each of the three and nine months ended September 30, 2023, the Company recognized $2,970 of grant income related to the CIRM Award on its condensed consolidated statement of operations. As of September 30, 2023, the Company had deferred grant income of $2,930 on its condensed consolidated balance sheet.

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consists of the following:

	September 30,	December 31,
	2023	2022

Insurance	$918	$698
Non-trade receivables	143	908
Trade receivables, net	117	195
Due from Alcon	12	5,394
Other	649	657
Prepaid expenses and other current assets	$1,839	$7,852

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022

Compensation and benefits	$2,783	$3,334
Professional services	487	948
Accrued revenue reserves (1)	1,659	807
Development costs	547	446
Contract manufacturing	375	453
Commercial costs	153	271
Due to third parties in connection with Transition Agreement (2)	—	2,244
Other	256	407
Accrued expenses and other current liabilities	$6,260	$8,910

(1) There were additional revenue reserves included in accounts payable of $483 as of December 31, 2022. There were no such amounts included in accounts payable as of September 30, 2023.

(2) There were additional amounts due to third parties in connection with the Transition Agreement included in accounts payable of $1,737 as of December 31, 2022. There were no such amounts included in accounts payable as of September 30, 2023.

10. LEASES

Operating leases

Menlo Park, California Office Lease

In April 2023, Combangio, a wholly owned subsidiary of the Company, entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The initial term of the lease is for 62 months which commenced on the lease commencement date of July 1, 2023, unless earlier terminated pursuant to the terms of the lease. The lease provides Combangio with an option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease during the nine months ended September 30, 2023 which is included in other long-term assets on the condensed consolidated balance sheet as of September 30, 2023. Upon the lease commencement, the Company recorded a right-of-use asset of $2.2 million and corresponding $2.1 million of lease liability.

As of September 30, 2023, the Company recognized $2.1 million of right-of-use asset and a corresponding $2.2 million of lease liability (current and non-current) by calculating the present value of lease payments, discounted at 13.1%, the Company’s estimated incremental borrowing rate, over the expected term of the lease. As of September 30, 2023, the remaining lease term on the lease was 4.9 years. Variable lease expense for the lease, includes real estate taxes, common area maintenance, and management fees.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Terminated Vehicle Fleet Lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it leased vehicles. The Vehicle Fleet Lease commenced upon the delivery of the initial vehicles in March 2019 and had been subject to modifications as the number of leased vehicles increased or decreased. During the year ended December 31, 2022, in connection with the closing of the Alcon Transaction, the Company terminated the Vehicle Fleet Lease and, as of December 31, 2022, there was no remaining right-of-use asset or corresponding lease liability. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450 which was released in September 2022. As of December 31, 2022, the Company had a receivable of $775 due from the vendor for the sale of used vehicles following the lease termination, which was included within prepaid expenses and other current assets on the consolidated balance sheet. The remaining receivable from the vendor as of September 30, 2023 is de minimis.

The components of lease expenses and related cash flows were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$149	$9	$165	$404
Short-term lease cost	20	49	132	143
Variable lease cost	46	114	52	740
Total lease cost	$215	$172	$349	$1,287

Operating cash outflows from operating leases	$48	$338	$61	$1,308

The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	September 30,	December 31,
	2023	2022
Weighted average remaining lease term	4.9 years	0.5 years
Weighted average discount rate	13.1%	10.4%

As of September 30, 2023, the Company expects that its future minimum lease payments will become due and payable as follows:

Years Ending December 31,
2023 (remaining three months)	$143
2024	581
2025	601
2026	622
2027	644
Thereafter	440
Less: interest	(827)
Total	$2,204

KALA BIO, INC.

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

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of September 30, 2023. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive (loss) income.

KALA BIO, INC.

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

KALA BIO, INC.

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

On August 1, 2023, the Company entered into an amendment to the Loan Agreement with Combangio and Oxford Finance (the “Fourth Loan Amendment”). Pursuant to the Fourth Loan Amendment, certain provisions of the Loan Agreement were amended in connection with the change of the Company’s name and the cessation of the U.S. Dollar LIBOR rate. On August 2, 2023, the Company entered into an amendment to the Loan Agreement with Combangio and Oxford Finance (the “Fifth Loan Amendment”). Pursuant to the Fifth Loan Amendment, Oxford Finance consented to the Company’s entry into the CIRM Award and certain provisions of the Loan Agreement were amended in connection therewith.

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive (loss) income. As of September 30, 2023, the effective interest rate was 17.21%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended September 30, 2023 and 2022, the Company recognized interest expense of $1,459 and $1,447, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $68 and $52 for the three months ended September 30, 2023 and 2022, respectively, accretion of the final payment fee of $241 and $206 for the three months ended September 30, 2023 and 2022, respectively, and the contractual coupon interest expense of $1,150 and $1,189 for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized interest expense of $4,346 and $5,703, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $204 and $281 for the nine months ended September 30, 2023 and 2022, respectively, accretion of the final payment fee of $737 and $849 for the nine months ended September 30, 2023 and 2022, respectively, and the contractual coupon interest expense of $3,405 and $4,573 for the nine months ended September 30, 2023 and 2022, respectively.

The components of the carrying value of the debt as of September 30, 2023 and December 31, 2022 are detailed below:

	September 30,	December 31,
	2023	2022
Principal loan balance	$33,957	$43,303
Unamortized debt discount and issuance cost	(602)	(806)
Cumulative accretion of exit fee	523	440
Total debt	$33,878	$42,937
Less: current portion of long-term debt	—	(5,000)
Long-term debt, net	$33,878	$37,937

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The annual principal payments due under the Loan Agreement as of September 30, 2023 were as follows:

Years Ending December 31,
2023 (remaining three months)	$—
2024	—
2025	23,970
2026	9,987
2027	—
Total	$33,957

12. WARRANTS

The following table summarizes the common stock warrants outstanding as of September 30, 2023 and December 31, 2022, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	September 30,	December 31,
Issued	Price Per Share	Date	From	2023	2022
2014	$375.00	November 2024	July 2017	320	320
2016	$413.50	October 2026	September 2017	290	290
2018	$609.23	October 2025	October 2018	3,693	3,693
				4,303	4,303

13. EQUITY FINANCINGS

Registered Offerings

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement (the “Amended and Restated Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could issue and sell, from time to time, up to an aggregate of $75,000 of its common stock in an at-the-market equity offering through Jefferies, as a sales agent. From January 1, 2023 to January 10, 2023, the Company sold 245,887 shares of its common stock under the ATM Offering pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $9,994. The Company did not sell any shares of its common stock under the at-the-market offering pursuant to the terms of the Amended and Restated Sales Agreement during the three or nine months ended September 30, 2022. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when the Company completed the sale of $75,000 of its shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, the Company had sold an aggregate of 565,974 shares of its common stock under such agreement for aggregate gross proceeds of $75,000.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

On January 19, 2023, the Company entered into an Open Market Sale Agreement with Jefferies (the “Open Market Sale Agreement”), pursuant to which the Company may issue and sell, from time to time, shares its common stock under an at-the-market equity offering. The Company filed a prospectus supplement relating to the Open Market Sale Agreement under its 2020 Shelf Registration (the “2020 Shelf ATM Prospectus Supplement”), pursuant to which the Company could offer and sell shares of common stock having an aggregate offering price of up to $40,000 under the Open Market Sale Agreement. From January 19, 2023 to May 11, 2023, the Company sold 229,378 shares of its common stock under its at-the-market offering pursuant to the Open Market Sale Agreement under the 2020 Shelf ATM Prospectus Supplement, resulting in net proceeds of $4,899.

On March 3, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 11, 2023 (the “2023 Shelf Registration”). Under the 2023 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units after such time as the shelf registration statement is declared effective by the SEC. In accordance with the terms of the Open Market Sale Agreement, the Company may issue and sell, from time to time, up to $40,000 of its common stock in an at-the-market equity offering through Jefferies, as sales agent. Upon effectiveness of the 2023 Shelf Registration, the Company ceased any further offers or sales of its common stock pursuant to the 2020 Shelf ATM Prospectus Supplement and the 2020 Shelf Registration. During the nine months ended September 30, 2023, the Company sold 190,000 shares of its common stock under its at-the-market offering pursuant to the 2023 Shelf Registration for total net proceeds of $3,073, none of which were sold during the three months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company sold an aggregate of 665,265 shares of its common stock pursuant to (1) the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $17,966.

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

KALA BIO, INC.

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

As of September 30, 2023, there were 112,597 shares of common stock available for grant under the Amended and Restated 2017 Equity Incentive Plan.

During the nine months ended September 30, 2023, the Company granted options for the purchase of 666,962 shares of common stock and 824,190 RSUs. In January 2023 and July 2023, employees of the Company purchased an aggregate of 461 shares and 3,229 shares under the Employee Stock Purchase Plan, respectively.

The assumptions used in determining fair value of the stock options granted during the nine months ended September 30, 2023 are as follows:

	Nine Months Ended September 30,
	2023
Expected volatility	108.4%	–	123.1%
Risk-free interest rate	3.55%	–	4.43%
Expected dividend yield		0%
Expected term (in years)	5.50	–	6.10

During the nine months ended September 30, 2023, the weighted average grant-date fair value of options granted was $12.82.

On May 1, 2023, the Company commenced a one-time stock option exchange program (the “Option Exchange Program”), under which the Company’s eligible executive officers, other employees and non-employee directors (collectively, “Eligible Holders”) were given the opportunity to exchange outstanding options to purchase shares of the Company’s common stock held by them for an equal number of RSUs that are subject to vesting conditions. The Option Exchange Program expired on May 30, 2023. A total of 36 Eligible Holders participated in the Option Exchange Program. Pursuant to the terms and conditions of the Option Exchange Program, the Company accepted for exchange options to purchase a total of 182,251 shares of the Company’s common stock. All surrendered options were cancelled effective as of the expiration of the Option Exchange Program, and immediately thereafter, in exchange therefor, the Company granted a total of 182,251 RSUs pursuant to the terms of the Option Exchange Program and the 2017 Plan. A de minimis number of eligible options were not surrendered for exchange and remain outstanding. The Company elected to recognize any unrecognized compensation cost remaining from the original awards plus the incremental compensation cost of $1,210 as a result of the modification over the remaining service period of the modified awards.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

In January 2022, the Company granted stock options to purchase up to 14,850 shares of common stock to certain executives tied to certain performance criteria. On March 14, 2023, the Compensation Committee of the Company’s Board of Directors determined that certain of the performance conditions were achieved at specific levels of achievement, resulting in vesting of options to purchase an aggregate of 3,960 shares of common stock. All outstanding stock options tied to performance criteria were surrendered in the Option Exchange Program and as such, there were none outstanding as of September 30, 2023.

As of September 30, 2023, a total of 827,658 RSUs were outstanding, consisting of 824,998 unvested RSUs and 2,660 vested and deferred shares by directors.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive (loss) income as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of product revenues	$—	$4	$—	$166
Research and development	657	238	1,454	1,085
Selling, general and administrative	1,746	1,085	3,635	4,797
Total	$2,403	$1,327	$5,089	$6,048

15. (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(8,704)	$29,073	$(33,572)	$(31,979)
Denominator:
Weighted-average common shares outstanding, basic (1)	2,550,210	1,499,001	2,337,492	1,490,159
Effect of dilutive securities	—	11,420	—	—
Weighted-average common shares outstanding, diluted (1)	2,550,210	1,510,421	2,337,492	1,490,159

Net (loss) income per share attributable to common stockholders, basic	$(3.41)	$19.39	$(14.36)	$(21.46)
Net (loss) income per share attributable to common stockholders, diluted	$(3.41)	$19.25	$(14.36)	$(21.46)
(1)	Included in the weighted-average common shares outstanding, basic and diluted for the three and nine months ended September 30, 2022 is an aggregate of 19,350 shares of common stock that were held back by the Company as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued in March 2023.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Options to purchase shares of common stock	670,064	221,747	509,914	242,234
Unvested RSUs and PSUs	824,998	—	598,210	11,328
Unexercised warrants	4,303	4,303	4,303	4,303
Convertible preferred stock (as converted to common stock)	5,124,600	—	5,238,000	—
	6,623,965	226,050	6,350,427	257,865

16. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2023 and 2022. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of September 30, 2023 and December 31, 2022, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and nine months ended September 30, 2023 and 2022.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

17. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. During the nine months ended September 30, 2023, the Company paid Stanford a $175 milestone payment which was triggered by the commencement of the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. Additional amounts paid to Stanford in the three and nine months ended September 30, 2023 and 2022 were de minimis.

Litigation— The Company is not currently subject to any material legal proceedings.

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company will pay the remaining amount due in connection with the Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of September 30, 2023 or December 31, 2022, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

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

On March 27, 2023, we announced positive safety data from the first cohort of the CHASE Phase 2b clinical trial. The CHASE trial includes two patient cohorts. The first cohort is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically four times per day, or QID, in two patients. Both patients in the first cohort successfully completed at least one week of dosing with no safety issues observed. We have initiated the second and final patient cohort.

The second cohort is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group study to evaluate the safety and tolerability of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 patients. The primary endpoint of the trial is the complete healing of the PCED as measured by corneal fluorescein staining. We are targeting reporting topline safety and efficacy data in the second half of 2024. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application for KPI-012 to the FDA.

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

On July 8, 2022, we closed the transaction, or the Alcon Transaction, contemplated by the asset purchase agreement, dated as of May 21, 2022, or the Asset Purchase Agreement, by and between us, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer to collectively as Alcon, pursuant to which Alcon purchased the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction. For a further description of the Alcon Transaction, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 3, “Sale of Commercial Business to Alcon” of our condensed consolidated financial statements, included herein.

On July 8, 2022, we announced that we had committed to a course of action to terminate our entire commercial sales force and certain employees in our commercial, scientific, manufacturing, finance and administrative functions. The determination to proceed with the workforce reduction was made in the context of the closing of the Alcon Transaction and the changes to the scope of our research and development activities of KPI-012 as more fully described above. We completed the workforce reduction by the end of 2022.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net loss was $8.7 million and $33.6 million for the three and nine months ended September 30, 2023, respectively, and $44.8 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $620.8 million. As we commenced a full promotional launch of EYSUVIS in early January 2021 and commercially launched our first product, INVELTYS, in January 2019, we had generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and preferred stock (including our private placement of common stock and preferred stock for gross proceeds of approximately $31.0 million in December 2022, or our Private Placement), borrowings under credit facilities and our Loan Agreement with Oxford Finance, convertible promissory notes and warrants. In August 2023, following entry into the award agreement with the California Institute for Regenerative Medicine, or CIRM, Combangio received an initial $5.9 million disbursement from CIRM, and the balance of the $15.0 million award is payable to Combangio upon the achievement of specified milestones. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commercial Business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio, which are more fully described in the “Liquidity and Capital Resources” section. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Financial Operations Overview

Product Revenues, Net

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

Cost of Product Revenues

Cost of product revenues consisted primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory, losses on inventory purchase commitments, and other manufacturing overhead costs. Prior to the sale of our Commercial Business in July 2022, write-downs of inventory were recorded as a cost of product revenues in the consolidated statements of operations and comprehensive (loss) income. Following the sale of our Commercial Business, any adjustments to the remaining EYSUVIS and INVELTYS inventory, or the Remaining Inventory, were recorded within other expense in the condensed consolidated statements of operations and comprehensive (loss) income. Following the sale of the Commercial Business, the only customer for our current inventory was Alcon. The Remaining Inventory balance, net of the deferred gain on sale of Commercial Business, was written off during the three and nine months ended September 30, 2023, and is recorded in other (expense) income in the condensed consolidated statements of operations and comprehensive (loss) income. As a result of the sale of our Commercial Business to Alcon, we do not expect to generate cost of product revenues unless we commercialize another product candidate.

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

We expense research and development costs as they are incurred. We expense costs relating to the production of inventory for our product candidates, as research and development expenses within our condensed consolidated statements of operations and comprehensive (loss) income in the period incurred, unless we believe regulatory approval and subsequent commercialization of the product candidate is probable and we expect the future economic benefit from sales of the drug to be realized. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. We track outsourced development costs by development program but do not allocate personnel costs, payments made under license agreements or other costs to specific product candidates or development programs. These costs are included in employee-related costs and other research and development costs in the line items in the tables under “Results of Operations”.

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

(Gain) Loss on Fair Value Remeasurement of Deferred Purchase Consideration

In connection with the closing of the Combangio Acquisition on November 15, 2021, we agreed to issue an aggregate of 155,664 shares, or the Deferred Purchase Consideration, of our common stock to former Combangio stockholders and other equityholders, or the Combangio Equityholders, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022 and (ii) an aggregate of 19,350 shares of common stock that were held back by us as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued on March 10, 2023. We recorded an obligation for such Deferred Purchase Consideration at fair value on the acquisition date. We then revalued our Deferred Purchase Consideration obligations each reporting period. Changes in the fair value of our Deferred Purchase Consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of Deferred Purchase Consideration in our condensed consolidated statements of operations and comprehensive (loss) income.

(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. To date and during the nine months ended September 30, 2023, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) following dosing of the first patient in our CHASE trial in February 2023, or the Dosing Milestone. We will pay the remaining amount due in connection with the Dosing Milestone of $0.1 million in cash in January 2024. All potential milestone payments to the Combangio Equityholders are payable in cash going forward.

We recorded an obligation for such contingent consideration at fair value on the acquisition date. We then revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of operations and comprehensive (loss) income.

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

Grant Income

On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, or the CIRM Award, subject to entering into a final award agreement, to support its ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award.

The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio received an initial $5.9 million disbursement from CIRM, and the balance of the award is payable to Combangio upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1.0 million of funds utilized by us until the earlier of ten years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties, or the Base Royalty. In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500 million per year until the last to expire patent covering such invention.

The CIRM Award is not in the scope of the contracts with customers accounting guidance as the government entity is not a customer under the agreement. Rather, the CIRM Award is accounted for as a contract to perform research and development activities. As a result, grant income is recognized as the related research and development expenses are incurred. During each of the three and nine months ended September 30, 2023, we recognized $3.0 million of grant income related to the CIRM Award on our condensed consolidated statements of operations and comprehensive (loss) income and as of September 30, 2023, we had deferred grant income of $2.9 million on our condensed consolidated balance sheet.

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

Other Income (Expense), Net

Other income (expense), net consists of expense recorded to assets held for sale for the write-off the remaining inventory balance and to write-off the deferred gain related to the Alcon Transaction, partially offset by reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

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

In addition to the critical accounting policies that are described “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we believe that the following critical accounting policy was critical to the judgments and estimates used in the preparation of our financial statements and involves a significant level of estimation uncertainty.

Grant Income

We account for grants received to perform research and development activities in accordance with Accounting Standards Codification Topic 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development activities. If we are obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then we are required to estimate and recognize that liability. Alternatively, if we are not required to repay, or if we were required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development activities, in which case, grant income is recognized as the related research and development expenses are incurred. Costs of grant income are recorded as a component of research and development expenses in our statements of operations and comprehensive (loss) income.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Product revenues, net	$—	$420	$(420)
Costs and expenses:
Cost of product revenues	—	11	(11)
Selling, general and administrative	4,952	9,549	(4,597)
Research and development	5,554	5,391	163
Gain on fair value remeasurement of deferred purchase consideration	—	(57)	57
(Gain) loss on fair value remeasurement of contingent consideration	(1,744)	95	(1,839)
Total operating expenses	8,762	14,989	(6,227)
Loss from operations	(8,762)	(14,569)	5,807
Other income (expense)
Interest income	708	234	474
Interest expense	(1,459)	(1,447)	(12)
Grant income	2,970	—	2,970
Loss on extinguishment of debt	—	(2,583)	2,583
Gain on sale of Commercial Business	—	46,995	(46,995)
Other (expense) income, net	(2,161)	443	(2,604)
Net (loss) income	$(8,704)	$29,073	$(37,777)

Product revenues, net

We did not have any product revenues during the three months ended September 30, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Product revenues, net were $0.4 million for the three months ended September 30, 2022, consisting of $0.4 million from EYSUVIS sales and less than $0.1 million from INVELTYS sales. As a result of the sale of our Commercial Business, we no longer have any commercial products in our portfolio.

Cost of product revenues

We did not have any cost of product revenues during the three months ended September 30, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Cost of product revenues was less than $0.1 million for the three months ended September 30, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.0 million for the three months ended September 30, 2023, compared to $9.5 million for the three months ended September 30, 2022, which was a decrease of $4.6 million. The decrease in selling, general and administrative expenses for the three months ended September 30, 2023 was primarily due to the sale of our Commercial Business to Alcon and our related workforce reduction completed during the second half of 2022 and includes a $1.4 million decrease in external sales and marketing costs, a $2.1 million decrease in employee-related expenses and a decrease in certain medical affairs costs attributable to our former commercial products. Also contributing to the decrease as compared to the three months ended September 30, 2022, was a $1.4 million decrease in administrative and professional service fees, partially offset by a $0.7 million increase in stock-based compensation costs.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
KPI-012 development costs	$2,445	$2,379	$66
Employee‑related costs	2,685	2,427	258
Other research and development costs	424	585	(161)
Total research and development	$5,554	$5,391	$163

Research and development expenses were $5.6 million for the three months ended September 30, 2023, compared to $5.4 million for the three months ended September 30, 2022, an increase of $0.2 million. The increase was primarily related to a $0.3 million increase in employee-related costs and KPI-012 development costs, partially offset by a decrease of $0.2 million of other research and development costs, which primarily included preclinical studies related to our former pipeline programs.

Gain on fair value remeasurement of Deferred Purchase Consideration

There was no gain or loss on fair value remeasurement of Deferred Purchase Consideration for the three months ended September 30, 2023 due to the final settlement of the liability in March 2023. The gain on fair value remeasurement of Deferred Purchase Consideration for the three months ended September 30, 2022 was $0.1 million, which was primarily due to a change in the fair value of our underlying stock price.

(Gain) loss on fair value remeasurement of contingent consideration

Gain on fair value remeasurement of contingent consideration for the three months ended September 30, 2023 was $1.7 million primarily due to changes in the expected timing and probability of payment. Loss on fair value remeasurement of contingent consideration for the three months ended September 30, 2022 was $0.1 million, and was primarily due to changes in discount rates, partially offset by the passage of time.

Interest income

Interest income was $0.7 million for the three months ended September 30, 2023 and was $0.2 million for the three months ended September 30, 2022. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The increase was attributable to higher interest rates during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, as well as a higher cash balance and the quantity and mix of investments.

Interest expense

We incurred interest expense of $1.5 million for the three months ended September 30, 2023 and $1.4 million for the three months ended September 30, 2022. Interest expense for the three months ended September 30, 2023 and 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the three months ended September 30, 2023, $34.0 million of indebtedness was outstanding under our Loan Agreement. During the three months ended September 30, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement until $36.7 million was repaid on July 8, 2022 resulting in an outstanding indebtedness of $43.3 million. While the principal balance on the debt decreased in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, interest expense increased due to the variable rate on the debt and the rising interest rates.

Grant income

Grant income for the three months ended September 30, 2023 was $3.0 million related to the CIRM Award. There was no grant income recognized during the three months ended September 30, 2022.

Loss on extinguishment of debt

There was no loss on extinguishment of debt for the three months ended September 30, 2023. The loss on extinguishment of debt was $2.6 million for the three months ended September 30, 2022. Upon the partial repayment of $36.7 million of indebtedness under our Loan Agreement, the prepayment premium, unaccreted amount of the final payment fee due and a pro-rata portion of the debt discount were recorded as loss on extinguishment of debt for the three months ended September 30, 2022.

Gain on sale of Commercial Business

There was no gain on sale of Commercial Business for the three months ended September 30, 2023. The gain on sale of Commercial Business was $47.0 million for the three months ended September 30, 2022, which was comprised of the $65.0 million in cash consideration received from Alcon less $4.2 million of deferred gain on sale of Commercial business, $11.7 million net book value of assets transferred and $2.1 million of transaction costs.

Other (expense) income, net

Other expense, net was $2.2 million for the three months ended September 30, 2023, consisting of $5.3 million of expense recorded to assets held for sale to write-off the remaining inventory balance and $1.1 million related to an adjustment for the returns’ reserve associated with our former commercial products, partially offset by the $4.2 million write-off related to the deferred gain recorded on the sale of the Commercial Business.

Other income, net was $0.4 million for the three months ended September 30, 2022 and represents $2.4 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business to Alcon, partially offset by a $1.9 million expense recorded for expiring inventory and a loss on the sale of property and equipment of $0.1 million.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Product revenues, net	$—	$3,892	$(3,892)
Costs and expenses:
Cost of product revenues	—	2,560	(2,560)
Selling, general and administrative	15,944	59,204	(43,260)
Research and development	13,868	14,330	(462)
(Gain) loss on fair value remeasurement of Deferred Purchase Consideration	(230)	205	(435)
Loss (gain) on fair value remeasurement of contingent consideration	462	(952)	1,414
Total operating expenses	30,044	75,347	(45,303)
Loss from operations	(30,044)	(71,455)	41,411
Other income (expense)
Interest income	2,101	310	1,791
Interest expense	(4,346)	(5,689)	1,343
Grant income	2,970	—	2,970
Loss on extinguishment of debt	—	(2,583)	2,583
Gain on sale of Commercial Business	—	46,995	(46,995)
Other (expense) income, net	(4,253)	443	(4,696)
Net loss	$(33,572)	$(31,979)	$(1,593)

Product revenues, net

We did not have any product revenues during the nine months ended September 30, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Product revenues, net were $3.9 million for the nine months ended September 30, 2022, consisting of $2.3 million from EYSUVIS sales and $1.6 million from INVELTYS sales. As a result of the sale of our Commercial Business, we no longer have any commercial products in our portfolio.

Cost of product revenues

We did not have any cost of product revenues during the nine months ended September 30, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Cost of product revenues was $2.6 million for the nine months ended September 30, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $15.9 million for the nine months ended September 30, 2023, compared to $59.2 million for the nine months ended September 30, 2022, which was a decrease of $43.3 million. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2023 was primarily due to the sale of our Commercial Business to Alcon and our related workforce reduction completed during the second half of 2022 and includes a $19.2 million decrease in employee-related expenses, a $18.3 million decrease in external sales and marketing costs and a $1.1 million decrease in stock-based compensation costs. Also contributing to the decrease as compared to the nine months ended September 30, 2022, was a $2.5 million decrease in administrative and professional service fees and a $1.4 million decrease in facility related costs as well as $0.8 million of transaction costs related to the Alcon Transaction incurred in the nine months ended September 30, 2022, which were not incurred in the nine months ended September 30, 2023.

Research and development expenses

The following table summarizes the research and development expenses incurred during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
KPI-012 development costs	$5,838	$4,698	$1,140
Employee‑related costs	7,250	7,279	(29)
Other research and development costs	780	2,353	(1,573)
Total research and development	$13,868	$14,330	$(462)

Research and development expenses were $13.9 million for the nine months ended September 30, 2023, compared to $14.3 million for the nine months ended September 30, 2022, a decrease of $0.5 million. The decrease was primarily the result of a $1.6 million decrease in other research and development costs, which primarily related to preclinical studies for our former pipeline programs and other facility related costs, partially offset by a $1.1 million increase in KPI-012 development costs.

(Gain) loss on fair value remeasurement of Deferred Purchase Consideration

Gain on fair value remeasurement of Deferred Purchase Consideration for the nine months ended September 30, 2023 was $0.2 million and loss on fair value remeasurement of Deferred Purchase Consideration for the nine months ended September 30, 2022 was $0.2 million, which were primarily due to a change in the fair value of our underlying stock price.

Loss (gain) on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the nine months ended September 30, 2023 was $0.5 million primarily due to changes in discount rates, partially offset by changes in the expected timing and probability of payment. Gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2022 was $1.0 million, and was primarily due to changes in discount rates, partially offset by the passage of time.

Interest income

Interest income was $2.1 million for the nine months ended September 30, 2023 and was $0.3 million for the nine months ended September 30, 2022. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The increase was attributable to higher interest rates during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, as well as a higher cash balance and the quantity and mix of investments.

Interest expense

We incurred interest expense of $4.3 million for the nine months ended September 30, 2023 and $5.7 million for the nine months ended September 30, 2022. Interest expense for the nine months ended September 30, 2023 and 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the nine months ended September 30, 2023, $43.3 million of indebtedness was outstanding under our Loan Agreement until $9.3 million was repaid on January 25, 2023 resulting in an outstanding indebtedness of $34.0 million. During the nine months ended September 30, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement until $36.7 million was repaid on July 8, 2022 resulting in an outstanding indebtedness of $43.3 million. While interest expense decreased during the nine months ended September 30, 2023 due to the lower outstanding principal balance, this decrease was partially offset by the variable rate on the debt and the rising interest rates.

Grant income

Grant income for the nine months ended September 30, 2023 was $3.0 million related to the CIRM Award. There was no grant income recognized during the nine months ended September 30, 2022.

Loss on extinguishment of debt

There was no loss on extinguishment of debt for the nine months ended September 30, 2023. The loss on extinguishment of debt was $2.6 million for the nine months ended September 30, 2022. Upon the partial repayment of $36.7 million of indebtedness under our Loan Agreement, the prepayment premium, unaccreted amount of the final payment fee due and a pro-rata portion of the debt discount were recorded as loss on extinguishment of debt for the nine months ended September 30, 2022.

Gain on sale of Commercial Business

There was no gain on sale of Commercial Business for the nine months ended September 30, 2023. The gain on sale of Commercial Business was $47.0 million for the nine months ended September 30, 2022, which was comprised of the $65.0 million in cash consideration received from Alcon less $4.2 million of deferred gain on sale of Commercial business, $11.7 million net book value of assets transferred and $2.1 million of transaction costs.

Other (expense) income, net

Other expense, net was $4.3 million for the nine months ended September 30, 2023 consisting of a $7.6 million expense recorded to assets held for sale to write-off the remaining inventory balance and $1.1 million related to an adjustment for the returns’ reserve associated with our former commercial products, partially offset by the $4.2 million write-off related to the deferred gain recorded on the sale of the Commercial Business and $0.2 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

Other income, net was $0.4 million for the nine months ended September 30, 2022 representing $2.4 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business to Alcon, partially offset by a $1.9 million expense recorded for expiring inventory and a loss on the sale of property and equipment of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We only generated limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of our Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our IPO, follow-on public common stock offerings and sales of our common stock under our at-the-market equity offerings, private placements of common stock and preferred stock (including our Private Placement), borrowings under credit facilities and our Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford Finance, convertible promissory notes and warrants. Upon entry into the CIRM Award in August 2023, Combangio received an initial $5.9 million disbursement from CIRM, and the balance of the $15.0 million award is payable to Combangio upon the achievement of specified milestones.

On May 7, 2020, we filed our shelf registration statement on Form S-3 that was declared effective by the SEC on May 7, 2020, or the 2020 Shelf Registration, under which we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, or the Amended and Restated Sales Agreement, pursuant to which we could issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our at-the-market offering. From January 1, 2023 to January 10, 2023, we sold 245,887 shares of our common stock under the ATM Offering pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $10.0 million. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when we completed the sale of $75.0 million of our shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, we had sold an aggregate of 565,974 shares of our common stock under such agreement for aggregate gross proceeds of $75.0 million. We did not sell any shares of our common stock under the at-the-market offering pursuant to the terms of the Amended and Restated Sales Agreement during the three or nine months ended September 30, 2022.

On January 19, 2023, we entered into a new sales agreement with Jefferies, or the Open Market Sale Agreement, pursuant to which we may issue and sell, from time to time, shares of our common stock through Jefferies under our at-the-market offering. We filed a prospectus supplement relating to the Open Market Sale Agreement under our 2020 Shelf Registration, or the 2020 Shelf ATM Prospectus Supplement, pursuant to which we could offer and sell shares of common stock having an aggregate offering price of up to $40.0 million under the Open Market Sale Agreement. From January 19, 2023 to May 11, 2023, we sold 229,378 shares of our common stock under our at-the-market offering pursuant to the Open Market Sale Agreement under the 2020 Shelf Registration, resulting in net proceeds of $4.9 million.

On March 3, 2023, we filed a shelf registration statement on Form S-3 with the SEC, or the 2023 Shelf Registration, which was declared effective on May 11, 2023. Under the 2023 Shelf Registration we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units. In accordance with the terms of the Open Market Sale Agreement, we may issue and sell, from time to time, up to an aggregate of $40.0 million of our common stock in an at-the-market equity offering through Jefferies. Upon effectiveness of the 2023 Shelf Registration, we ceased any further offers or sales of our common stock pursuant to the 2020 Shelf ATM Prospectus Supplement and the 2020 Shelf Registration. During the nine months ended September 30, 2023, we sold 190,000 shares of our common stock under our at-the-market offering pursuant to the 2023 Shelf Registration for total net proceeds of $3.1 million, none of which were sold during the three months ended September 30, 2023.

During the nine months ended September 30, 2023, we sold an aggregate of 665,265 shares of our common stock pursuant to (1) our Amended and Restated Sales Agreement and our Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $18.0 million.

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

As a result of the acquisition of Combangio, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Pursuant to the Merger Agreement, former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration, which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations which are in the mid-to-high single digits. The total potential maximum payout for the milestone payments which are contingent upon the achievement of specified development, regulatory and commercialization milestones is $40.0 million and the total potential maximum payout for future sales-based milestone payments is an additional $65.0 million. To date, of the $40.0 million of contingent consideration payable upon achievement of specified development, regulatory and commercialization milestones, in March 2023 we paid to the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,038 shares of our common stock) following dosing of the first patient in our CHASE trial in February 2023. The remaining amount of $0.1 million for this milestone will be paid in cash in January 2024. For a full description of the consideration payable as a result of the Combangio Acquisition, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 5, “Fair Value of Financial Instruments”, of our condensed consolidated financial statements.

On April 28, 2023, CIRM awarded Combangio a $15 million grant, subject to entering into a final award agreement, to support its ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received $5.9 million during the three months ended September 30, 2023. For a further description of the CIRM Award, see “Financial Operations Overview – Grant Income” above.

Our other material cash requirements from known contractual and other obligations as of September 30, 2023 primarily related to our licensing agreement with Stanford University and our operating lease. For information related to our future commitments relating to our licensing agreement, see Note 17, “Commitments and Contingencies”, of our condensed consolidated financial statements. For information related to our operating lease commitments, see Note 10, “Leases”, of our condensed consolidated financial statements.

Cash Flows

As of September 30, 2023 and December 31, 2022, we had $56.1 million and $70.5 million in cash and cash equivalents, respectively. As of September 30, 2023 and December 31, 2022, we had $34.0 million and $43.3 million in indebtedness, respectively, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Net cash used in operating activities	$(20,231)	$(65,173)	$44,942
Net cash (used in) provided by investing activities	(422)	62,666	(63,088)
Net cash provided by (used in) financing activities	5,971	(39,728)	45,699
Decrease in cash and restricted cash	$(14,682)	$(42,235)	$27,553

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $20.2 million, compared to $65.2 million for the nine months ended September 30, 2022, a decrease of $44.9 million, primarily due to the decrease in the net loss adjusted for non-cash charges of $37.7 million and a $7.2 million decrease due to the timing of working capital fluctuations. Notable working capital fluctuations included a $15.1 million decrease in accounts receivable due to the collection of receivables and no trade receivables generated in 2023 as a result of the sale of our Commercial Business. Prepaid expenses and other current assets decreased by $5.9 million during the nine months ended September 30, 2023, as compared to an increase of $16.9 million during the nine months ended September 30, 2022, as a result of receivables due from Alcon and third parties in connection with transition related services. Inventory and assets held for sale decreased by $7.6 million during the nine months ended September 30, 2023, as a result of the expense recorded to assets held for sale to write-off the remaining inventory balance, as compared to an increase of $1.0 million during the nine months ended September 30, 2022. These changes in working capital from the period ended September 30, 2022 to September 30, 2023 were partially offset by a decrease of $9.3 million in accounts payable and accrued expenses and other current liabilities due to the timing of payables.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.4 million compared to net cash provided by investing activities of $62.7 million for the nine months ended September 30, 2022, a change of $63.1 million. Net cash used in investing activities for the nine months ended September 30, 2023 primarily related to purchases of short-term investments of $9.9 million and purchases of property and equipment and other assets of $0.6 million, partially offset by proceeds from the sale or maturities of short-term investments of $10.0 million. Net cash provided by investing activities for the nine months ended September 30, 2022 related to proceeds from the disposition of the Commercial Business, net of transaction costs, of $62.9 million, proceeds from the sales or maturities of short-term investments of $5.0 million and proceeds from the sale of property and equipment of less than $0.1 million, partially offset by the purchases of short-term investments of $5.0 million and purchases of property and equipment and other assets of $0.3 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $6.0 million, compared to net cash used in financing activities of $39.7 million for the nine months ended September 30, 2022, a change of $45.7 million. Net cash provided by financing activities for the nine months ended September 30, 2023 largely consisted of $18.0 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the market equity offering, partially offset by $10.0 million of repayment of principal and final payment fee on our Loan Agreement and a $2.0 million payment for the Dosing Milestone reflected in financing activities. Net cash used in financing activities for the nine months ended September 30, 2022 largely consisted of $40.0 million of repayment of principal, prepayment premium and final payment fee on our Loan Agreement, partially offset by $0.3 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of September 30, 2023, together with the $9.1 million of remaining funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the second quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the funds awarded under the CIRM Award. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from KPI-012 or any other product candidate we may develop for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	completing the clinical development of KPI-012 for PCED and any other indications we determine to pursue, including Limbal Stem Cell Deficiency;
●	subject to obtaining favorable results from our ongoing and planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates we may develop in the future, including under our KPI-014 program;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for any products we commercialize;
●	obtaining, maintaining and protecting our intellectual property rights; and
●	adapting our business in response to any health epidemic event, such as from COVID-19, and its collateral consequences.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents. Our cash equivalents as of September 30, 2023 consisted of money market accounts and U.S. treasury securities that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of September 30, 2023 and 2022, the aggregate principal amount outstanding under the Loan Agreement was $34.0 million and $43.3 million, respectively. The aggregate principal amount outstanding under the Loan Agreement bore interest through June 30, 2023 at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term SOFR, (b) 0.10% and (c) 7.89% per annum. An immediate 10% change in the 1-Month CME Term SOFR rate would not have a material impact on our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $8.7 million and $33.6 million for the three and nine months ended September 30, 2023, respectively, and $44.8 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $620.8 million. Prior to the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our commercial business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. Upon entry into the CIRM award in August 2023, Combangio received an initial $5.9 million disbursement from CIRM, and the balance of the $15.0 million award is payable to Combangio upon the achievement of specified milestones. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our commercial business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As of result of the acquisition of Combangio in November 2021 and the sale of our commercial business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our commercial business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from KPI-012 or any other product candidate we may develop for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

●	completing the clinical development of KPI-012 for PCED and any other indications we determine to pursue, including Limbal Stem Cell Deficiency;
●	subject to obtaining favorable results from our ongoing and planned clinical trials of KPI-012, applying for and obtaining marketing approval of KPI-012;
●	successfully commercializing KPI-012, if approved;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates we may develop in the future, including under our KPI-014 program;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for any products we commercialize; and
●	obtaining, maintaining and protecting our intellectual property rights.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $56.1 million as of September 30, 2023, together with $9.1 million of remaining funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations and capital expenditure requirements into the second quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the funds awarded under the CIRM Award. As a result, we could deplete our available capital resources sooner than we currently expect.

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

We have a substantial amount of indebtedness. As of September 30, 2023, we had $34.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, which through June 30, 2023 bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loans bear interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (b) 0.10% and (c) 7.89%. Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement. The start date for amortization payments under the Loan Agreement is January 1, 2025, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in monthly installments through May 1, 2026. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KPI-012 or any other product candidate that we may develop, including:

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may recommend or require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their obligations to us in a timely manner, or at all;
●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	we may be subject to additional post-marketing testing requirements to maintain regulatory approval;
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or may be delayed;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate trials;
●	restrictions resulting from health epidemics, including COVID-19, and their collateral consequences may result in internal and external operational delays and limitations; and
●	regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified Risk Evaluation and Mitigation Strategy.

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

Patient enrollment is affected by a variety of factors, including:

●	the prevalence and severity of the disease or condition under investigation;
●	the patient eligibility criteria for the trial in question;
●	the perceived risks and benefits of the product candidate under study;
●	the existence of existing treatments for the indications for which we are conducting clinical trials;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of clinicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective patients;
●	the conducting of clinical trials by competitors for product candidates that treat the same indications as our product candidates;
●	the impact of public health epidemics, such as COVID-19; and
●	the lack of adequate compensation for prospective patients.

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

We established a sales, marketing and distribution infrastructure for the commercial launch of EYSUVIS and INVELTYS, and, as a company, we have limited experience in the sales, marketing and distribution of therapeutic products. Following the sale of our commercial business to Alcon in July 2022 and our determination to focus our research and development efforts on KPI-012 and our MSC-S platform, we committed to a course of action to terminate our entire commercial sales force and certain employees in our commercial, scientific, manufacturing, finance and administrative functions. To achieve commercial success for any product for which we obtain marketing approval in the future, we will again need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

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

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. For example, based on current guidance from CMS concerning the application of the IRA’s drug pricing provisions to orphan drugs, we may be eligible for reduced reimbursement if and when, if ever, KPI-012 is approved as an orphan drug for PCED and a different rare disease or condition.

On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc., also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule, which the FTC also has the authority to enforce. The FTC is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement, depending on the nature of the alleged violations. If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

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

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses for transfers of personal data from the EEA to the United States. Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

Following the withdrawal of the UK from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a US-UK “data bridge”, which would function similarly to the EU-U.S. Data Privacy Framework and provide an additional legal mechanism for companies to transfer data from the UK to the United States. Any changes or updates to these developments have the potential to impact our business.

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

Our stock price is volatile and fluctuates substantially. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

●	whether we receive, and the amount of, any future milestone payments from Alcon in connection with the sale of our Commercial Business;
●	our strategic decision to focus our research and development efforts on our MSC-S platform, including KPI-012;
●	results of preclinical studies and clinical trials of KPI-012 or any other product candidates we may develop;
●	our ability to receive marketing approval for and to successfully commercialize KPI-012 or any other product candidate we may develop;

●	results of clinical trials of product candidates of our competitors;
●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel;
●	the level of expenses related to the development of KPI-012 and any other product candidate we develop;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	sales of common stock by us, our executive officers, directors or principal stockholders, or others, or the anticipation of such sales;

●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the societal and economic impact of public health epidemics, such as the COVID-19 pandemic;
●	general economic, industry and market conditions;
●	political instability in the United States and Europe, including as a result of Congress failing to timely raise the U.S. debt ceiling; or
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 10, 2023, we had outstanding 2,693,116 shares of common stock.

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

Our common stock is currently listed on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and a minimum market value of listed securities or a minimum amount of stockholders equity, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities. In addition, any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On July 14, 2023, we granted stock options to one new employee to purchase a total of 450 shares of our common stock at an exercise price of $14.43 per share and on September 15, 2023, we granted stock options to one new employee to purchase a total of 1,910 shares of our common stock at an exercise price of $10.63 per share. These options were inducement grants made outside of our Amended and Restated 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option awards vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the applicable employee’s continued service with our company through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 6. Exhibits

Exhibit Index

EXHIBIT 3.1

Restated Certificate of Incorporation of the Registrant, as amended as of August 2, 2023, including Certificate of Designation of the Series D Preferred Stock of Registrant, Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Preferred Stock of Registrant, Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

EXHIBIT 3.2	Third Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on August 2, 2023)

EXHIBIT 10.1

Fourth Amendment to Loan and Security Agreement, dated August 1, 2023, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

EXHIBIT 10.2

Fifth Amendment to Loan and Security Agreement, dated August 2, 2023, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

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

KALA BIO, Inc.

Dated: November 13, 2023	By:	/s/ Mark Iwicki
Mark Iwicki
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2023	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)