Form 10-K
period 2023-12-31
KALA BIO, Inc.
filed 2024-03-29
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $34.1 million, based on the closing price of the registrant’s common stock on June 30, 2023.

There were 2,816,454 shares of common stock, par value $0.001 per share, outstanding as of March 28, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

References to KALA

Throughout this Annual Report on Form 10-K, the “Company,” “KALA”, “KALA BIO,” “we,” “us,” and “our,” except where the context requires otherwise, refer to KALA BIO, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of KALA BIO, Inc. On August 2, 2023, we changed our name from Kala Pharmaceuticals, Inc. to Kala Bio, Inc.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our expectations with respect to our dependency on and potential advantages of KPI-012, our product candidate for the treatment of persistent corneal epithelial defects, or PCED;
●	our expectations with respect to the potential impacts the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer collectively as Alcon, will have on our business, results of operations and financial condition;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon in connection with the sale of our commercial business;
●	our expectations with respect to, and the amount of, future milestone payments we may pay in connection with the acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition;
●	our development efforts for KPI-012 and our ability to discover and develop new programs and product candidates;
●	the timing, progress and results of clinical trials for KPI-012, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of any biologics license applications for KPI-012 and any other product candidate we may develop in the future;
●	our ability to obtain regulatory approvals for KPI-012;
●	our commercialization, marketing and manufacturing capabilities and strategy for KPI-012, if approved;
●	our estimates regarding potential future revenue from sales of KPI-012, if approved;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for KPI-012, if approved;
●	the rate and degree of market acceptance and clinical utility of KPI-012 and our estimates regarding the market opportunity for KPI-012, if approved;
●	plans to pursue the development of, and the timing, progress and results of preclinical studies of, KPI-012 for indications in addition to PCED, including Limbal Stem Cell Deficiency;

●	our expectations with respect to our determination to cease the development of our preclinical pipeline programs that are unrelated to our mesenchymal stem cell secretome, or MSC-S, platform;
●	the timing, progress and results of preclinical studies for our KPI-014 program;
●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand;
●	our expectations regarding our ability to achieve the specified milestones under our award from the California Institute for Regenerative Medicine, or CIRM, and obtain the full funding under the CIRM Award;
●	our expectations regarding our ability to comply with the covenants under our loan agreement;
●	our intellectual property position, including intellectual property acquired in the Combangio Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers; and
●	the potential impact of global economic and geopolitical developments on our business, operations, strategy and goals.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of December 31, 2023, we had an accumulated deficit of $629.4 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts. The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business, and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, could result in an event of default and acceleration of amounts due.
●	We are substantially dependent on the success of KPI-012. If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other biological product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development or commercialization of our product candidates, we may need to abandon or limit our development and/or commercialization efforts for such product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States, and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.
●	Public health epidemics, including the COVID-19 pandemic, could impact the development of KPI-012 or any other product candidate we develop, and may adversely affect our business, results of operations and financial condition.

●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, may also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	Our reliance on CIRM funding for KPI-012 adds uncertainty to our research and development efforts, imposes certain compliance obligations on us and imposes requirements that may increase the costs of commercializing KPI-012.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if and when approved, will be harmed.
●	If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market are each events of default under our Loan Agreement, which could adversely effect our financial condition and ability to pursue our business strategy.

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

The CHASE trial is comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically four times per day, or QID, in two patients. Both patients in the first cohort successfully completed at least one week of dosing with no safety issues observed. We have initiated the second and final patient cohort of the CHASE trial in the United States, which is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial to evaluate the safety and tolerability of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 patients. We plan to add trial sites in Latin America, subject to regulatory approval.

The primary endpoint of the trial is the complete healing of the PCED as measured by corneal fluorescein staining. We are targeting reporting topline safety and efficacy data from the CHASE trial by the end of 2024. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application, or BLA, for KPI-012 to the FDA.

KPI-012 has received Orphan Drug and Fast Track designations from the FDA for the treatment of PCED.

We believe the multifactorial mechanism of action of KPI-012 also makes our MSC-S a platform technology. We are evaluating the potential development of KPI-012 for additional rare front-of-the-eye diseases, such as for the treatment of Limbal Stem Cell Deficiency, or LSCD, and other rare corneal diseases that threaten vision. In addition, we have initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. In connection with the determination to focus our research and development efforts on KPI-012, in 2022, we determined to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform. We expect to commercialize in the United States any of our product candidates that receive marketing approval.

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

On July 8, 2022, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer to collectively as Alcon, purchased from us the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the transaction. Alcon paid us an upfront cash payment of $60.0 million upon the closing of the sale of the Commercial Business. We are also eligible to receive from Alcon up to four commercial-based sales milestone payments as follows: (1) $25.0 million upon the achievement of $50.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65.0 million upon the achievement of $100.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75.0 million upon the achievement of $175.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160.0 million upon the achievement of $250.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. Each milestone payment will only become payable once, if at all, upon the first time such milestone is achieved, and only one milestone payment will be paid with respect to a calendar year. In the event that more than one milestone is achieved in a calendar year, the higher milestone payment will become payable and the lower milestone payment will become payable only if the corresponding milestone is achieved again in a subsequent calendar year. To date, no milestones have been achieved, and we have not received any milestone payments from Alcon.

The following table describes the stage of each of our development programs:

We have retained worldwide commercial rights for our MSC-S platform, including KPI-012 and KPI-014. We own and/or exclusively license patents and patent applications relating to this platform, including U.S. and foreign issued patents and pending patent applications. The expiration dates of the issued U.S. patents that we control covering KPI-012 are scheduled to expire no earlier than 2040, and a portfolio of additional U.S. and ex-U.S. patent applications covering the MSC-S platform is currently in prosecution.

Strategy

Our goal is to become a leading biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. Key elements of our strategy include:

●	Advance the clinical development of, and seek regulatory approval for, KPI-012 for the treatment of PCED. KPI-012 is a novel, human bone-marrow derived MSC-S currently in clinical development for the treatment of PCED. A PCED is a persistent non-healing corneal defect or wound that is refractory to conventional treatments. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial and subsequently initiated the second and final patient cohort. We are targeting reporting topline safety and efficacy data for the CHASE trial by the end of 2024. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a BLA for KPI-012 to the FDA. If approved, we intend to commercialize KPI-012 with a small, targeted, internal sales force in the United States. We also expect to explore commercialization of KPI-012 for the treatment of PCED in certain markets outside the United States utilizing a variety of collaboration, distribution, co-promotion and other marketing arrangements with one or more third parties.
●	Advance KPI-012 for additional rare ocular surface disease indications and KPI-014 for rare inherited retinal degenerative diseases. We are also evaluating the potential of KPI-012 to treat other rare front-of-the-eye diseases, such as LSCD and other rare corneal diseases that threaten vision. In addition, we have

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

Our Clinical-Stage Product Candidate

KPI-012 for Persistent Corneal Epithelial Defects

Persistent Corneal Epithelial Defects Overview

PCED is a persistent non-healing corneal defect or wound that is refractory to conventional treatments. PCED is a disease of impaired corneal healing and can be the result of numerous etiologies, including (but not limited to) neurotrophic keratitis, or NK, microbial/viral keratitis, surgical epithelial debridement, corneal transplant surgery, LSCD, mechanical/thermal trauma and exposure keratopathy. Normal healing is a highly regulated multifactorial process that involves numerous biologic pathways and molecules, including growth factors, cell signaling, proliferation, migration and extracellular matrix remodeling. In PCED, the normal healing process is impaired due to an imbalance of the key biomolecules that orchestrate the normal wound healing process. We believe that effective treatment of PCED across the various etiologies requires a multifactorial mechanism of action to address the impaired healing that is responsible for the defects.

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

CHASE 2b Clinical Trial of KPI-012 and Clinical Development Plan of KPI-012

We are initially developing KPI-012 for the treatment of PCED. Combangio completed a Phase 1b clinical efficacy trial in nine patients with PCED in Mexico City, Mexico. Based on the results of this Phase 1b clinical trial, we initiated a full preclinical development program and submitted an IND application to the FDA for KPI-012, which was accepted in December 2022. In February 2023, we dosed the first patient in the CHASE trial of KPI-012 in patients with PCED in the United States. The CHASE trial is comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically QID in two patients. Both patients in the first cohort successfully completed at least one week of dosing with no safety issues observed.

We have initiated the second and final patient cohort in the CHASE trial in the United States, and we plan to add trial sites in Latin America, subject to regulatory approval. The second cohort is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial in PCED patients with varying underlying etiologies to evaluate the safety and efficacy of two doses of KPI-012 ophthalmic solution (3 U/ml and 1 U/ml) compared to vehicle when dosed topically QID for 56 days. The trial has an 8-week treatment period with evaluations at frequent times during the dosing period and at 10 weeks and 26 weeks.

The trial is expected to enroll approximately 90 adult patients with PCED, and the primary endpoint is complete healing of the PCED at week 8 as measured by corneal fluorescein staining using a central-reading center assessment of corneal fluorescing staining photographs. We are targeting reporting topline safety and efficacy data from the CHASE trial by the end of 2024. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial can serve as the first of two pivotal trials required to support the submission of a BLA for KPI-012 to the FDA.

Phase 1b Clinical Trial Results of KPI-012

Combangio conducted a Phase 1b clinical trial of KPI-012 in Mexico City, Mexico during 2020 and 2021, consisting of three subjects without active corneal disease, or the safety cohort, who were dosed twice a day (1 U/mL) for one week and nine patients with PCED, or the PCED cohort, who were dosed twice a day (1 U/mL) for up to eight weeks. Key inclusion criteria for the PCED cohort included:

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

The participants in the Phase 1b trial were treated with KPI-012 topically twice a day, with the subjects in the safety cohort treated for one week and patients in the PCED cohort treated between one to eight weeks. KPI-012 was generally well tolerated in both cohorts, with only one subject experiencing treatment-related adverse events (mild and transient itching, red eye and blurred vision after study drug administration). There were no deaths or treatment-related serious adverse events during either cohort. One subject in the PCED cohort had to withdraw from the trial due to a protocol screening violation.

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

Other Potential Indications for KPI-012

We believe the multifactorial mechanism of action of KPI-012 also makes it a platform technology, and we are evaluating the potential development of KPI-012 for additional rare front-of-the-eye diseases, such as for the treatment of LSCD and other rare corneal diseases that threaten vision.

LSCD is an ocular surface disease characterized by the loss or deficiency of stem cells in the junction of the cornea and limbus, where they play an essential role in the generation and repopulation of corneal epithelial cells. When the limbal stem cell population is reduced or depleted, the ability of the corneal epithelium to repair and renew itself is compromised, which can result in recurrent epithelial breakdown, neovascularization, conjunctival overgrowth and other sequalae that can lead to loss of corneal clarity and vision impairment, as well as significant pain and diminished quality of life. There are currently no approved pharmaceutical products for the treatment of LSCD and there are an estimated 100,000 patients in the United States suffering from this disease. We believe these patients may be appropriate candidates for KPI-012 to maintain the integrity of the ocular surface and to avoid the vision impairment and pain associated with the disease. In addition to the effects of KPI-012 on corneal healing observed in both animal models and in PCED patients, there is data in the literature that suggest that MSC-S can restore the limbal stem cell niche, which would be of significant benefit in both partial or complete LSCD.

Potential Indications for KPI-014

We are also aiming to leverage the manufacturing and delivery expertise gained from KPI-012 development to develop a unique secretome formulation – designated as KPI-014 – specific for inherited retinal degenerative diseases. We have initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease.

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

IRDs are associated with mutations in over 280 different genes, where each IRD has one or more mutations that cause disease onset and results in vision loss. It is projected that over 200,000 individuals in the United States alone suffer from IRDs. While significant progress has been made with gene therapies, these are typically limited to a single gene or mutation. With over 280 different IRD-associated genes, a therapy broadly effective for most IRDs does not currently exist, leaving patients with little-to-no options to slow disease progression and vision loss. We are developing KPI-014 with the goal of providing a broad, genotype-agnostic, therapeutic benefit to reduce vision loss and improve quality of life for patients suffering from inherited retinal degenerative diseases.

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

To our knowledge, there are currently only two product candidates in active clinical development for the treatment of a broad PCED population. KIO-201, a chemically modified form of the natural polymer hyaluronic acid administered as an eye drop, is currently being studied in a Phase 2 clinical trial in patients with PCED by Kiora Pharmaceuticals, Inc. Nexagon®, an antisense oligonucleotide that inhibits connexin43 being developed by Amber Ophthalmics, is currently being studied in a Phase 2/3 clinical trial in patients with PCED resulting from severe ocular chemical and/or thermal injuries. Amber Ophthalmics has also indicated that it plans to study Nexagon® in a broad PCED population.

A number of companies are pursuing development of product candidates for the treatment of NK, including ReGenTree, LLC (Timbetasin), Recordati S.p.A. (Udonitrectag) and Claris Biotherapeutics, Inc. (CSB-001).

Competition in Limbal Stem Cell Deficiency

Competitive products and product candidates in LSCD include two stem cell-based approaches. ABCB5+ limbal stem cells, which are being studied in Phase 1/2 clinical trials and are being developed by RHEACELL GmbH & Co. KG, utilize allogeneic limbal stem cells derived from human corneal rims, which are expanded ex-vivo and manufactured as an advanced-therapy medicinal product. Holoclar utilizes autologous limbal stem cells derived from the healthy portion of the patient’s eye. Holoclar is approved in the European Union for treatment of LSCD caused by ocular burns and is developed by Chiesi. To our knowledge, there are no other products in development focused on LSCD.

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

As of March 25, 2024, we owned six U.S. issued patents and five U.S. patent applications, as well as twenty-nine foreign patent applications (including Patent Cooperation Treaty, or PCT, applications). We exclusively licensed one U.S. patent application, as well as two foreign patent applications including original filings, continuations and divisional applications. Our patent portfolio includes the following patents and patent applications that we own or exclusively license:

●	Six U.S. patents and five U.S. patent applications relating to pharmaceutical compositions including KPI-012 for treating ocular conditions, and twenty-nine related foreign patent applications, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2040;

●	One U.S. patent application, related to secreted stem cell factors for tissue repairment and regeneration, and two related foreign patent applications, which are exclusively in-licensed from Stanford University, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2038;

Three U.S. patents relating to antibiotic compounds and their uses, and five related foreign patents, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire in 2034. The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review while the patent is in force. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We cannot provide any assurance that any patent term extension with respect to any U.S. patent will be obtained and, if obtained, the duration of such extension.

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

Financial Terms

In consideration for that license, Combangio paid Stanford an upfront fee of $15,000. Under the Stanford Agreement, we are obligated to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1.1 million for the achievement of specified development and regulatory milestones, and an aggregate of up to $1.1 million for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties from us in a low single digit percentage range of our, our affiliates’ and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country and licensed product-by-licensed product basis, until the last-to-expire valid claim of a licensed patent covering such licensed product in the country of manufacture and sale. Additionally, we are required to pay Stanford a low double-digit percentage of certain consideration we receive as a result of granting sublicenses to the licensed patents. In connection with our acquisition of Combangio, we paid Stanford a one-time change of control fee of $100,000. Stanford retains the right, on behalf of itself, Stanford Health Care, Lucile Packard Children’s Hospital at Stanford, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose. In addition, the United States government retains nonexclusive rights under the licensed patents to practice or have practiced the licensed patents by or on behalf of the United States government or on behalf of any foreign government or international organization pursuant to treaty or agreement.

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

Combangio Merger Agreement

Pursuant to the Agreement and Plan of Merger, or the Merger Agreement, entered into with Combangio in connection with the acquisition of Combangio in November 2021, the former Combangio stockholders or other equityholders, or the Combangio Equityholders, are entitled to receive from us up to $105.0 million in payments that are contingent upon the achievement of specified development, regulatory and commercialization milestones, or the Contingent Consideration.

Upon dosing of the first patient in our CHASE trial for PCED in the United States in February 2023, we paid the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,038 shares of our common stock) in March 2023. The remaining amount of $0.1 million was paid in January 2024. Any Contingent Consideration payable under the Merger Agreement in the future will be paid only in cash as follows:

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

If the aggregate amount of Contingent Consideration payable in any calendar year exceeds $2.5 million, or the Excess Cash Cap, such excess portion, or the Carry Forward Contingent Cash Consideration, will be carried forward and, subject to application of the Excess Cash Cap in the following calendar year, become payable on the first business day of the following calendar year. Any Carry Forward Contingent Cash Consideration outstanding on June 1, 2026 is payable in full on June 1, 2026.

CIRM Award

Our development of KPI-012 is currently being funded, in part, by an award from the California Institute for Regenerative Medicine, or CIRM. On August 2, 2023, Combangio entered into an award agreement with CIRM for a $15.0 million grant, or the CIRM Award, to support the KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount and a significant portion of the award is payable to Combangio upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. Combangio has received an initial $5.9 million disbursement from CIRM, and the balance of $9.1 million is payable to Combangio upon the achievement of specified milestones. If we fail to satisfy the co-funding requirement under the CIRM Award or fail to achieve the milestones within the timeframe required by the CIRM Award, we may not receive full funding under the CIRM Award. CIRM may permanently cease disbursements under the CIRM Award if the milestones are not met within four months of their scheduled completion dates. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Moreover, disbursements under the CIRM Award are contingent upon the availability of funds in the state of California’s Stem Cell Research and Cures Fund.

The CIRM Award also imposes financial conditions that may increase the costs of commercializing KPI-012, if approved. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1.0 million of funds utilized by us until the earlier of 10 years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties, or the Base Royalty. In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500 million per year until the last to expire patent covering such invention expires.

Additionally, there are significant compliance requirements associated with the CIRM Award, such as reporting, notification, recordkeeping and audit requirements, for which internal and external resources may be needed and which may increase our costs of doing business.

Securities Purchase Agreement for 2022 Private Placement

On November 28, 2022, we entered into a Securities Purchase Agreement, or the 2022 Securities Purchase Agreement, with certain institutional investors named therein, or the Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock, or Series E Preferred Stock, in two tranches for aggregate gross proceeds of up to $31.0 million, which we refer to collectively as the Private Placement.

Pursuant to the 2022 Securities Purchase Agreement, if at any time during the four-year period following the date of the first tranche closing, or the Participation Period, we propose to offer and sell new equity securities in an offering that is conducted pursuant to an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, or in an offering that is registered under the Securities Act that is not conducted as a firm-commitment underwritten offering, then, subject to compliance with securities laws and regulations, we have agreed to offer each Purchaser the right to purchase its pro rata share of the total amount of the new equity securities, subject to certain conditions and limitations. In addition, if during the Participation Period, we propose to offer and sell new equity securities in a firm-commitment underwritten offering registered under the Securities Act, then subject to compliance with securities laws and regulations, we have agreed to use our commercially reasonable efforts to cause the managing underwriters of such offering to contact the Purchasers about potentially participating in such offering and to provide to each Purchaser the opportunity to purchase its pro rata share of such new equity securities, subject to certain conditions and limitations. The participation rights will terminate if the Purchasers are offered the opportunity to participate in an offering pursuant to the participation rights and do not purchase at least 50% of their aggregate pro rata share of the new equity securities offered for sale in such offering.

Pursuant to the 2022 Securities Purchase Agreement, the Purchasers have the right to have up to two non-voting observers attend and participate in all Board and committee meetings and, subject to the Purchasers owning directly specified minimum amounts of our common stock, the right to have the Board nominate and recommend for election by the stockholders up to three Purchaser designees to the Board (one designee at 9.9%, two designees at 15.0% and three designees at 25.0%) designated by the Purchasers, provided that at such time as the Purchasers have designated three Board designees, at least one such designee must qualify as an “independent” director under Nasdaq rules and be acceptable to the members of the Board who are not Purchaser designees.

The Purchasers’ participation rights, observer rights and Board designation rights also will terminate at such time as the Purchasers and their affiliates cease to own, in the aggregate, specified minimum amounts of the shares purchased in the Private Placement.

Pursuant to the 2022 Securities Purchase Agreement, we agreed that we will not without the prior approval of the requisite Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions. We have filed a registration statement covering the resale of the shares of common stock acquired in the Private Placement and the shares of common stock issuable upon conversion of the shares of Series E Preferred Stock acquired in the Private Placement.

Securities Purchase Agreement for 2023 Private Placement

On December 21, 2023, we entered into a Securities Purchase Agreement, or the 2023 Securities Purchase Agreement, with certain institutional investors named therein, or the Series F Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our Series F Convertible Non-Redeemable Preferred Stock, or Series F Preferred Stock, for aggregate gross proceeds of approximately $2.0 million. We agreed that we will not without the prior approval of the requisite Series F Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series F Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions. We have agreed to register for resale the shares of common stock issuable upon conversion of the Series F Preferred Stock, upon demand by the Series F Purchasers.

Securities Purchase Agreement for 2024 Private Placement

On March 25, 2024, we entered into a Securities Purchase Agreement, or the 2024 Securities Purchase Agreement, with certain institutional investors named therein, or the Series G Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our Series G Convertible Non-Redeemable Preferred Stock, or Series G Preferred Stock, for aggregate gross proceeds of approximately $8.6 million. We agreed that we will not without the prior approval of the requisite Series G Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series G Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions. We have agreed to register for resale the shares of common stock issuable upon conversion of the Series G Preferred Stock, upon demand by the Series G Purchasers.

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

U.S. Government Regulation of Biological Products

In the United States, biological products, or biologics, are licensed for marketing by the FDA under the Public Health Service Act, or the PHSA, and regulated by the FDA under the Food, Drug and Cosmetic Act, or FDCA. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. A sponsor seeking approval to market and distribute a new biologic in the United States must satisfactorily complete each of the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLP, regulations or other applicable regulations;
●	design of a clinical protocol and submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated when certain changes are made;
●	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	preparation and submission to the FDA of a BLA, demonstrating the safety, purity and potency of the proposed product and requesting marketing approval for one or more proposed indications, including payment of application user fees;
●	review of the BLA by an FDA advisory committee, where applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the biologic is produced to assess compliance with current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the BLA; and
●	FDA review and approval of the BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies required by the FDA.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved BLA. In addition to reviewing an IND to ensure the safety and rights of patients, the FDA also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug’s safety and efficacy. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017. With the issuance of pre-notices for voluntary corrective action and several notices of non-compliance during the past two years, the FDA has signaled the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug or biologic: such Phase 3 studies are referred to as “pivotal.” A company’s designation of the phase of a trial is not necessarily indicative that the trial will be sufficient to satisfy the FDA requirements of that phase.

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

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include meetings prior to the submission of an IND and meetings prior to the submission of a BLA, as well as end of phase meetings such as end of Phase 2 meetings. A Type C meeting is any meeting other than a Type A or

Type B meeting regarding the development and review of a product, including for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A type D meeting is focused on a narrow set of issues (typically limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the FDA’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure. In September 2023, the FDA issued draft guidance outlining the terms of such meetings in more detail.

Clinical Trials Outside the United States in Support of FDA Approval

In connection with our clinical development program, we may have trial sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

Where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response.

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under the PREA.

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

With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of a BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website the rationale for why a post-approval study is not appropriate or necessary, whenever it decides not to require such a study upon granting accelerated approval. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval.

●	Regenerative advanced therapy. With passage of the 21st Century Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for fiscal year 2024 this application fee is approximately $4.05 million), and the sponsor of an approved application is also subject to an annual program fee, currently $416,734 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review”. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

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

Decisions on BLAs

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. To reach a determination of approval, the FDA must determine that the biologic is safe, pure and potent and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation and a senior FDA official makes a decision.

With respect to the evidentiary standard for making this determination, the FDA typically requires a robust safety database and two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. The FDA has not yet finalized that guidance, but it did issue draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy.

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

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new biologics within 30 days of approval of such products. To date, CRLs are not publicly available documents.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a product’s safety or effectiveness are prohibited before the product is approved. After approval, a product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a biologic. In addition, in October 2023, the FDA published draft guidance outlining the FDA’s non-

binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information, such as distributing scientific or medical journal information. Further, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Regulatory Exclusivity Governing Biologics

When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilar products and interchangeable biosimilar products.

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

Companion Diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel biologics, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to

2% per fiscal year, which went into effect in April 2013 and will remain in effect through the first half of 2032. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.

The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into 2032 and lowers the payment reduction percentages in years 2030 and 2031.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, the Department of Human and Health Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, has been delayed by Congress to January 1, 2032.

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

The IRA includes a provision exempting orphan drugs from Medicare price negotiation but this exclusion has been interpreted by CMS in final guidance issued in July 2023 to apply only to those orphan drugs with an approved indication (or indications) for a single rare disease or condition. The final guidance clarifies that CMS will consider only active designations/approvals when evaluating a drug for the exclusion, such that designations/indications withdrawn before the selected drug publication date will not be considered. CMS also clarified that, if a drug loses its orphan drug exclusion status, the agency will use the earliest date of approval/licensure to determine whether the product is a qualifying single source drug subject to price negotiations.

In June 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, in Europe, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the

California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect in 2025 and beyond. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our product candidates, if approved.

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

Review and Approval of Medical Products in the European Union

In order to market any product outside of the United States, a sponsor must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The process governing approval of medicinal products in the European Union, or EU, generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

All ongoing clinical trials in the European Union approved under the prior Clinical Trials Directive must be transitioned to the Clinical Trials Information System by January 31, 2025. This date marks the end of a three-year transition period that began when the Clinical Trials Regulation became applicable in the European Union on January 31, 2022. Clinical trials that were started under the Clinical Trials Directive and subject to transition to the Clinical Trials Regulation will, by January 31, 2025, have to comply with the obligations of the Clinical Trials Regulation even if these are not included in the previous study protocol, such as (i) obligations of notification via the Clinical Trials Information System; (ii) safety reporting rules; (iii) archiving requirement; and (iv) transparency requirements. The failure to transition ongoing clinical trials to the Clinical Trials Regulation by January 31, 2025 can result in corrective measures under Article 77 of the Clinical Trials Regulation, including revocation of the authorization of the clinical trial or suspension of the clinical trial as well as criminal sanctions and fines under national law of EU Member States.

Beyond streamlining the process, the Clinical Trials Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (EU Member States concerned). Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The Clinical Trials Regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EU Clinical Trials Register.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Medicinal Products for Human Use, or CHMP, or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level.

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

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway, which are part of the European Economic Area, or EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

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

Reimbursement and Pricing of Prescription Pharmaceuticals

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. This CJEU decision may lead to increased scrutiny on data transfers from the EU to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

As with other issues related to withdrawal of the United Kingdom from the EU, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the EU to the United Kingdom. Following the withdrawal of the United Kingdom from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by the GDPR. While the Data Protection Act 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. The UK government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the EU to the United Kingdom, although this decision may be re-evaluated in the future.

Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world, including Latin American countries where we plan to conduct clinical trials. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.

Human Capital

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled workforce. As of December 31, 2023, we had a total of 43 full time employees. We continually evaluate our business needs and opportunities and balance in-house expertise and capacity with outsourced expertise and capacity.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $42.2 million and $44.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $629.4 million. Prior to the sale of the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business, to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and/or preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. Upon entry into the CIRM award in August 2023, Combangio received an initial $5.9 million disbursement from CIRM, and the balance of the $15.0 million award is payable to Combangio upon the achievement of specified milestones. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the acquisition of Combangio in November 2021 and the sale of our Commercial Business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our Commercial Business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We also cannot assure you that we will achieve milestones within the timeframe required by the CIRM award, or at all, and as such we may never receive the remaining $9.1 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $50.9 million as of December 31, 2023, together with the $8.6 million of gross proceeds we received from the sale of shares of our preferred stock in a private placement in March 2024 and the $9.1 million of remaining funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations and capital expenditure requirements into the third quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the funds awarded under the CIRM Award. As a result, we could deplete our available capital resources sooner than we currently expect.

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

For example, our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under the Loan Agreement, we are also restricted from paying dividends on our common stock, granting liens, making investments, making acquisitions, making certain restricted payments, selling assets and making certain other uses of our cash without the lenders’ consent, subject in each case to certain exceptions. In addition, under our securities purchase agreements for our 2022, 2023 and 2024 private placements, we have agreed that we will not, without the prior approval of the requisite purchasers: (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Convertible Non-Redeemable Preferred Stock, the Series F Convertible Non-Redeemable Preferred Stock or the Series G Convertible Non-Redeemable Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of its existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions.

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

We have a substantial amount of indebtedness. As of December 31, 2023, we had $34.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, which through June 30, 2023 bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (b) 0.10% and (c) 7.89%. Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement. The start date for amortization payments under the Loan Agreement is January 1, 2025, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in monthly installments through May 1, 2026. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities and expenses. Such estimates and judgments include the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock-based compensation, accrued expenses, contingent consideration, grant income and deferred grant income, the valuation of embedded derivatives and the recoverability of our net deferred tax assets and related valuation allowance. We base our estimates and judgments on historical experience, expected future experience and on various other assumptions that we believe to be reasonable under the circumstances. In addition, from time to time, we may rely on projections regarding our expected future performance that represent our management’s then-current estimates. However, any of these estimates, judgments or projections, or the assumptions underlying them, may change over time or may otherwise prove to be inaccurate. In particular, to report historical product revenue, we estimated the amount of our products that may be returned and presented this amount as a reduction of revenue in the period the related product revenue was recognized, in addition to establishing a liability. If our product return estimates are lower than the actual amount of product returns we experience, our existing reserves will be insufficient to cover future returns. Our results of operations may be adversely affected if our estimates, assumptions or projections change or if actual circumstances differ from those in our estimates or assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the potency, purity and safety for a biologic product in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the results of Combangio’s Phase 1b clinical trial of KPI-012 in twelve patients, including nine with PCED, may not be indicative of future results in later stage clinical trials, including in our ongoing CHASE Phase 2b clinical trial of KPI-012 in patients with PCED. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Furthermore, the failure of any product candidates to demonstrate potency, safety and purity in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates. For example, in our STRIDE 2 Phase 3 clinical trial evaluating the safety and efficacy of EYSUVIS versus placebo in patients with dry eye disease, we did not achieve statistical significance for the primary symptom endpoint of ocular discomfort severity, and subsequently we received a complete response letter from the FDA indicating that positive efficacy data from an additional clinical trial was needed to support a new drug application for EYSUVIS.

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

KPI-012 has been evaluated in a clinical trial outside of the United States and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.

Combangio has in the past chosen, and we may in the future choose, to conduct one or more of our clinical trials outside the United States, including adding sites in Latin America for the CHASE Phase 2b clinical trial, subject to regulatory approval. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trials are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States.

If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

In addition, conducting clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include: clinical practice patterns and standards of care that vary widely among countries; non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials; compliance with foreign manufacturing, customs, shipment and storage requirements; administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema; foreign exchange fluctuations; diminished protection of intellectual property in some countries; and interruptions or delays resulting from geopolitical events, such as wars.

In 2020 and 2021, Combangio conducted a Phase 1b clinical trial of KPI-012 in nine patients with PCED in Mexico. Based on the results of the Phase 1b clinical trial conducted in Mexico, we initiated a full preclinical development program and submitted an IND application to the FDA for KPI-012 which was approved in December 2022, and in February 2023, we dosed our first patient in the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. We are also planning to add clinical trial sites in Latin America to our CHASE Phase 2b trial, subject to regulatory approval. If the FDA does not accept the data from any trial that we conduct outside the United States, it could delay or permanently halt our development of the applicable product candidates.

Public health epidemics, including the COVID-19 pandemic, could impact the development of KPI-012 or any other product candidate we may develop, and may adversely affect our business, results of operations and financial condition.

Public health epidemics, including the COVID-19 pandemic, may affect our ability to initiate and complete preclinical studies and clinical trials for KPI-012 and any other product candidates we develop, including disruptions in procuring supplies that are essential for our research and development activities, manufacturing disruptions, disruptions in our ability to obtain necessary trial site approvals, as well as delays in or difficulties with enrollment and other delays at clinical trial sites. The public health emergency declarations related to COVID-19 ended on May 11, 2023. The FDA ended certain COVID-19 related policies and retained others. As a result of these and other measures, we may in the future face disruptions to our business. We do not know the extent to which public health epidemics, including the COVID-19 pandemic, will impact our development of KPI-012, including our ongoing CHASE Phase 2b clinical trial, or any other product candidates that we develop. Additionally, while we currently are not experiencing interruptions in our manufacturing of KPI-012, any reinstatement of quarantines, travel restrictions and other measures related to a public health emergency may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved products and coverage may be more limited than the indications for which the product is approved by the FDA or similar regulatory authorities outside the United States. Reimbursement agencies in Europe may be more conservative than the Centers for Medicare & Medical Services, or CMS, in the United States. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

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

We established a sales, marketing and distribution infrastructure for the commercial launch of EYSUVIS and INVELTYS, and, as a company, we have limited experience in the sales, marketing and distribution of therapeutic products. Following the sale of our Commercial Business to Alcon in July 2022 and our determination to focus our research and development efforts on KPI-012 and our MSC-S platform, we terminated our entire commercial sales force and certain employees in our commercial, scientific, manufacturing, finance and administrative functions. To achieve commercial success for any product for which we obtain marketing approval in the future, we will again need to establish sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.

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

If approved, we expect KPI-012 to compete with Oxervate®, which is the only approved prescription pharmaceutical product in the PCED space. Oxervate (cenegermin-bkbj) was approved in August 2018 for the treatment of neurotrophic keratitis, or NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to represent approximately one-third of all PCED cases. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes. To our knowledge, there are currently only two product candidates in active clinical development for the treatment of a broad PCED population. KIO-201, a chemically modified form of the natural polymer hyaluronic acid administered as an eye drop, is currently being studied in a Phase 2 clinical trial in patients with PCED by Kiora Pharmaceuticals, Inc. Nexagon®, an antisense oligonucleotide that inhibits connexin43 being developed by Amber Ophthalmics, is currently being studied in a Phase 2/3 clinical trial in patients with PCED resulting from severe ocular chemical and/or thermal injuries. Amber Ophthalmics has also indicated that it plans to study Nexagon ® in a broad PCED population. A number of companies are pursuing development of product candidates for the treatment of NK, including ReGenTree, LLC (Timbetasin), Recordati S.p.A. (Udonitrectag) and Claris Biotherapeutics, Inc. (CSB-001).

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Our development of KPI-012 is currently being funded, in part, by an award from the California Institute for Regenerative Medicine, or CIRM. On August 2, 2023, our wholly-owned subsidiary, Combangio, entered into an award agreement with CIRM for a $15.0 million grant, or the CIRM Award, to support the ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount and the remaining $9.1 million under the award is payable to Combangio only upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. If we fail to satisfy the co-funding requirement under the CIRM Award or fail to achieve the milestones within the timeframe required by the CIRM Award, we may not receive full funding under the CIRM Award. CIRM may permanently cease disbursements under the CIRM Award if the milestones are not met within four months of their scheduled completion dates. We cannot be certain that we will achieve such milestones within the timeframe required by the CIRM Award, or at all, and as such we may never receive the remaining $9.1 million under the award. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Moreover, disbursements under the CIRM Award are contingent upon the availability of funds in the state of California’s Stem Cell Research and Cures Fund, which is outside of our control.

The CIRM Award also imposes financial conditions that may increase the costs of commercializing KPI-012, if approved. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1.0 million of funds utilized by us until the earlier of 10 years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties, or the Base Royalty. In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500 million per year until the last to expire patent covering such invention expires.

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

Some of the intellectual property rights we own or have licensed have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. For example, certain aspects of KPI-012 were developed using United States government funds. As a result, the United States government may have certain rights to intellectual property embodied in KPI-012 pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Further, to the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of Bayh-Dole may similarly apply. Accordingly, any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

Moreover, in December 2023, the National Institute of Standards and Technology, or NIST, released for public comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights, or the Draft Framework. The Draft Framework sets forth the factors that an agency may consider when deciding whether to exercise march-in rights pursuant to Bayh-Dole, and includes a first-ever specification that price can be a factor in determining that a drug or other taxpayer-funded invention is not accessible to the public. NIST is currently seeking public comments on the proposed Draft Framework. The potential inclusion of price as a factor in a march-in determination and the exercise of “march-in” rights by the federal government could result in decreased demand for our future products, which could have a material adverse effect on our results of operations and financial condition. In addition, any failure to comply with applicable laws or regulations could harm our business and divert our management’s attention.

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

Beginning June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court, or UPC. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. As the UPC is a new court system, there is minimal precedent for the court, increasing the uncertainty of any litigation. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Further, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety, potency and purity of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe, potent and pure, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety, potency and purity data need to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Further, our ability to develop and market new products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the United States. In April 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. In August 2023, the Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. In December 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidate that we develop, the commercial prospects for such product candidate may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. We may be subject to additional risks in commercializing any of our product candidates that receive marketing approval in foreign jurisdictions.

In order to market and sell KPI-012 or any other product candidate we may develop in the European Union and many other jurisdictions outside of the United States, we or our potential third-party collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. Clinical trials of any product candidate in the United States may not be sufficient to support an application for marketing approval outside the United States.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European

Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

●	delays in or the rejection of product approvals;
●	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
●	restrictions on the products, manufacturers or manufacturing process;
●	warning or untitled letters;
●	civil and criminal penalties;
●	injunctions;
●	suspension or withdrawal of regulatory approvals;
●	product seizures, detentions or import bans;
●	voluntary or mandatory product recalls and publicity requirements;
●	total or partial suspension of production;
●	imposition of restrictions on operations, including costly new manufacturing requirements;
●	revisions to the labelling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
●	imposition of a REMS, which may include distribution or use restrictions; and
●	requirements to conduct additional post-market clinical trials to assess the safety of the product.

The FDA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and if we are found to have improperly promoted such off-label uses, we may become subject to significant liability.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability, which would materially adversely affect our business and financial condition. The FDA, EMA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product’s approved labelling, or in other jurisdictions for uses that differ from the labelling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label uses, the FDA, EMA and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labelling. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices.

We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. KPI-012 has received orphan drug designation from the FDA for the treatment of PCED.

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

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal is for the FDA to review an application for marketing approval in six months, rather than the standard review period of 10 months.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of regulatory exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product.

In December 2022, Congress clarified through the Food and Drug Omnibus Reform Act, that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the same first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. More recently, in October 2023, the FDA issued its first interchangeable exclusivity determination under the BPCIA.

To date, we have not had a product candidate approved as a biologic product. We believe that any of our product candidates that may be approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. Nonetheless, the approval of biosimilar products referencing any of our product candidates would have a material adverse impact on our business due to increased competition and pricing pressures. Moreover, there is a risk that any exclusivity we do receive could be shortened due to congressional action or otherwise, or that the FDA will not consider our products to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. The extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain regulatory approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

The ultimate impact, implementation, and meaning of the BPCIA are subject to uncertainty, and any new regulations, guidance, policies or processes adopted by the FDA to implement the law could have a material adverse effect on the future commercial prospects for our biological product candidates.

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

Healthcare providers, clinicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription and use of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which imposes obligations, including mandatory contractual terms, on covered healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or transfers of value made to physicians, other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers, state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to clinicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2021, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year which went into effect in 2013 and will remain in effect through the first half of 2032.

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory PAYGO sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

Current and future legislation designed to reduce prescription drug costs may affect the prices we and any collaborators may obtain for our product candidates.

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

In October 2020, Health Insurance Portability and Accountability Act of 1996, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by PhRMA but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. At least nine states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032.

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce and certain pharmaceutical companies have also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

Further, in December 2023, NIST released for public comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights, or the “Draft Framework. The Draft Framework sets forth the factors that an agency may consider when deciding whether to exercise march-in rights pursuant to Bayh-Dole, and includes a first-ever specification that price can be a factor in determining that a drug or other taxpayer-funded invention is not accessible to the public. NIST is currently seeking public comments on the proposed Draft Framework. The potential inclusion of price as a factor in a march-in determination and the exercise of “march-in” rights by the federal government could result in decreased demand for our future products, which could have a material adverse effect on our results of operations and financial condition. In addition, any failure to comply with applicable laws or regulations could harm our business and divert our management’s attention.

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

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. The California Privacy Rights Act, or the CPRA, went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe, Latin America and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision has resulted in increased scrutiny on data transfers generally and may increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

Beyond GDPR and similar laws in the United States, there are privacy and data security laws in a growing number of countries around the world, including countries in Latin America where we are planning to open trial sites in the CHASE Phase 2b clinical trial. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws may impact our ability to conduct our business activities.

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

As of December 31, 2023, we had federal net operating loss, or NOL, carryforwards of $369.3 million, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2023, we also had state NOL carryforwards of $413.7 million, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2024. As of December 31, 2023, we had $1,154 federal and state research and development credit carryforwards. Our NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

In general, under Sections 382 and 383 of the Code, the amount of benefits from our NOL and research and development tax credit carryforwards, respectively, may be impaired or limited if we incur an “ownership change,” generally defined as a greater than 50% change (by value) in our equity ownership by certain stockholders, over a three-year period. We previously completed an analysis and determined that an ownership change has materially limited our net operating loss carryforwards and research and development tax credits available to offset future tax liabilities. During December 2022, an additional ownership change occurred as a result of our entry into the securities purchase agreement for the private placement transaction. As a result of this ownership change, the utilization of our net operating loss carryforwards is subject to an annual limitation of $0.2 million. We may be further limited by any changes that may have occurred or may occur subsequent to December 31, 2022. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and increased liabilities could adversely affect our business, results of operations, financial position and cash flows. If our ability to use our historical NOL and research and development tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs and research and development tax credit carryforwards could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the 2017 Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that have significantly impacted our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we will likely be unable to use a material portion of our NOLs and other tax attributes.

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

Despite the implementation of security measures, our information technology systems and those of our current and any future vendors, contractors or consultants, including any collaborator, are vulnerable to damage from cyber-attacks, computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber incidents or attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. System failures, accidents, cyberattacks or security breaches could cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability, including civil fines and penalties under the GDPR, HIPAA and other relevant state and federal privacy laws in the United States and abroad, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

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

Our common stock is currently listed on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and either a minimum stockholders’ equity of $2,500,000, or a minimum market value of our common stock of at least $35,000,000, or risk delisting, which would have a material adverse effect on our business. There are many factors that may adversely affect our ability comply with the requirements for continued listing on The Nasdaq Capital Market, including those described throughout this “Risk Factors” section. Many of these factors are outside of our control. As a result, we cannot assure you that we will continue to comply with the requirements for continued listing on The Nasdaq Capital Market, including the minimum stockholders’ equity requirement.

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

We have a history of receiving deficiency letters from Nasdaq. During 2022, we received multiple deficiency letters from Nasdaq notifying us of our noncompliance with various listing standards for continued inclusion on The Nasdaq Global Select Market. On each of March 2, 2022 and May 24, 2022, we received a deficiency letter from Nasdaq notifying us that, for 30 consecutive business days, the bid price of our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement. We were provided a period of 180 calendar days to regain compliance with the Bid Price Requirement, and in each case, we regained compliance within the cure period, including in the second instance by implementing a reverse stock split of our common stock.

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

Any delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement, which could adversely effect our financial condition and ability to pursue our business strategy.

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

From July 20, 2017 through January 10, 2023, our common stock traded on The Nasdaq Global Select Market. On January 11, 2023, our common stock began trading on The Nasdaq Capital Market. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price for our common stock and thereby affect your ability to sell your shares. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 28, 2024, we had outstanding 2,816,454 shares of common stock.

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

In December 2022, we sold to certain institutional investors shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock in a private placement. We have filed a registration statement on Form S-3 covering the resale of the common stock held by such investors in the private placement and the common stock issuable upon conversion of the Series E Preferred Stock issued in the private placement, and we have agreed to keep such registration statement effective until the date the shares covered by it have been sold or can be resold without restriction under Rule 144 of the Securities Act. In December 2023 and in March 2024, we also sold to certain institutional investors in private placements shares of our Series F Convertible Non-Redeemable Preferred Stock and shares of our Series G Convertible Non-Redeemable Preferred Stock, respectively. We have agreed to register for resale the shares of common stock issuable upon conversion of such preferred stock, upon demand by the investors.

The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our existing stockholders will experience dilution upon any future conversion of the outstanding shares of our preferred stock into shares of our common stock.

Each outstanding share of Series E Convertible Non-Redeemable Preferred Stock, Series F Convertible Non-Redeemable Preferred Stock and Series G Convertible Non-Redeemable Preferred Stock is initially convertible into 100 shares of our common stock at any time at the option of the holder, subject to certain beneficial ownership limitations. Our existing stockholders will experience dilution upon any future conversion of the outstanding shares of our Series E Convertible Non-Redeemable Preferred Stock, Series F Convertible Non-Redeemable Preferred Stock or Series G Convertible Non-Redeemable Preferred Stock into shares of our common stock.

Our largest stockholder may have the ability to exercise significant influence over certain of our business decisions and could influence matters submitted to stockholders for approval.

 Entities affiliated with our largest stockholder owned, in the aggregate, shares of common stock representing approximately 9.47% of our outstanding common stock as of March 28, 2024. Such stockholder also holds all of the outstanding shares of our Series E Convertible Non-Redeemable Preferred Stock, the Series F Convertible Non-Redeemable Preferred Stock and the Series G Convertible Non-Redeemable Preferred Stock.

 Pursuant to the terms of the certificates of designation governing our outstanding shares of preferred stock, such stockholder can elect to convert its shares of preferred stock into shares of common stock at any time, provided that it would not own, following such conversion, in excess of 9.99% of the outstanding shares of our common stock. Such stockholder can also elect for its beneficial ownership limitation to be increased up to 19.99% upon 61 days’ notice. If such stockholder elects to convert its shares of preferred stock into common stock and/or increase its beneficial ownership limitations to up to 19.99%, it would hold a significant percentage of our outstanding shares of common stock and could exercise significant influence matters submitted to our stockholders for approval.

 In addition, pursuant to the terms of our securities purchase agreements for the private placement transactions, we have agreed that we will not, without the prior approval of such stockholder (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Convertible Non-Redeemable Preferred Stock, the Series F Convertible Non-Redeemable Preferred Stock or the Series G Convertible Non-Redeemable Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions. As a holder of our Series E Preferred Stock, the stockholder has the right to have our board of directors nominate and recommend for election by the stockholders up to three designees to our board of directors, subject to certain requirements and exceptions. In addition, as a holder of our Series E Preferred Stock, such stockholder has certain rights to participate in our future equity offerings, which rights are more fully described in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2023.

 As a result of the foregoing, our largest stockholder may have the ability to exercise significant influence over certain matters affecting our business. Such stockholder may have interests that differ from your interests, and it may vote as a stockholder or act in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

As a public company, and particularly since we ceased being an “emerging growth company”, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs relative to prior years and will make some activities more time-consuming and costly.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our Loan Agreement and our securities purchase agreements entered into with certain institutional investors for our 2022, 2023 and 2024 private placements restrict us from paying dividends. Any future debt agreements that we may enter into may preclude us from paying dividends without the lenders’ consent or at all. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Changes in tax law may adversely affect our business or financial condition. The 2017 Tax Act, as amended by the CARES Act, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for NOLs to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the 2017 Tax Act eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or 15 years for expenditures attributable to foreign research.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

We have certain processes for assessing, identifying and managing cybersecurity risks, which are designed to help protect our information assets and operations from internal and external cyber threats, as well as secure our networks and systems. Such processes, which are effected principally through an outside information technology management/cybersecurity consultant and a computer security firm that we have engaged, include procedural and technical safeguards, response plans, incident simulations and routine review of our policies and procedures to identify risks and refine our practices. Our computer security firm serves as our managed security services provider, and its services include managed detection and response, incident management, managed security awareness and a quarterly risk assessment. Our information technology management/cybersecurity consultant has responsibility for managing detection and incident response in consultation with out our managed security services provider. We considered the internal risk oversight programs of our information technology management/cybersecurity consultant and our managed security services provider before engaging them. As part of our overall risk mitigation strategy, we also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

While we have not experienced any material losses relating to cyber-attacks, in 2019 we were the subject of a successful phishing attempt. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

The Audit Committee of our Board of Directors, or the Audit Committee, provides direct oversight over cybersecurity risk. Our Audit Committee and Board of Directors receive periodic updates from our Chief Legal Officer and Chief Compliance Officer, together with our outside information technology management/cybersecurity consultant, and the Audit Committee and Board of Directors is notified between such updates regarding significant new cybersecurity threats or incidents.

Our Chief Legal Officer and Chief Compliance Officer is responsible for the management oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us to address cybersecurity risks. Our Chief Legal Officer and Chief Compliance Officer has many years of experience overseeing company-wide legal and compliance risks, including at multiple publicly-traded companies. Our Chief Legal Officer and Chief Compliance Officer is supported by our outside information technology management/cybersecurity consultant and our managed security services provider.

We have also established a cross-functional Cybersecurity Committee led by our Chief Legal Officer and Chief Compliance Officer serving as the chair and consisting of senior leaders within our organization. The Cybersecurity Committee, with assistance from our outside information technology management/cybersecurity consultant, oversees our cybersecurity policy, which includes risk assessment, investments in cybersecurity technologies, cybersecurity insurance and review of relevant information technology policies.

In an effort to deter and detect cyber threats, we provide all employees, including part-time and temporary employees, with periodic cybersecurity training. This training program covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all cybersecurity incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

Item 2.       Properties

We currently lease a limited amount of office space in Arlington, Massachusetts, which serves as our corporate headquarters.

Combangio, our wholly-owned subsidiary as a result of the Combangio Acquisition, entered into a space sharing agreement with Lagunita, LLC on October 11, 2019, pursuant to which it subleased 1,550 square feet of shared office and lab space. The term of the space-sharing agreement expired on June 30, 2023.

In April 2023, Combangio entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo

Park, California. The term of the lease commenced on July 1, 2023. The initial term of the lease is for 62 months, unless earlier terminated. The lease provides Combangio with an option to extend the lease for an additional five-year term.

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

Holders

As of March 28, 2024, there were approximately 22 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain all available funds and any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of our Loan and Security Agreement with Oxford Finance LLC and our Securities Purchase Agreements relating to our 2022, 2023 and 2024 private placements (which securities purchase agreements are more fully described in Item 1., Business and Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations). Future debt financing arrangements also may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Information About our Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options, restricted stock units or restricted stock awards, during the year ended December 31, 2023 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

The CHASE trial is comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically four times per day, or QID, in two patients. Both patients in the first cohort successfully completed at least one week of dosing with no safety issues observed. We have initiated the second and final patient cohort of the CHASE trial in the United States, which is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial to evaluate the safety and tolerability of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 patients. We plan to add trial sites in Latin America, subject to regulatory approval.

The primary endpoint of the trial is the complete healing of the PCED as measured by corneal fluorescein staining. We are targeting reporting topline safety and efficacy data from the CHASE trial by the end of 2024. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application, or BLA, for KPI-012 to the FDA.

KPI-012 has received Orphan Drug and Fast Track designations from the FDA for the treatment of PCED.

We believe the multifactorial mechanism of action of KPI-012 also makes our MSC-S a platform technology. We are evaluating the potential development of KPI-012 for additional rare front-of-the-eye diseases, such as for the treatment of Limbal Stem Cell Deficiency, or LSCD, and other rare corneal diseases that threaten vision. In addition, we have initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. In connection with the determination to focus our research and development efforts on KPI-012, in 2022, we determined to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform. We expect to commercialize in the United States any of our product candidates that receive marketing approval. For a further description of our acquisition of Combangio, or Combangio Acquisition, see Item 1, “Business,” “Liquidity and Capital Resources” below and Note 3, “Acquisitions and Divestitures” of our consolidated financial statements.

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

On July 8, 2022, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer to collectively as Alcon, purchased from us the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business. We refer to this transaction as the Alcon Transaction. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction. For a further description of the Alcon Transaction, see Item 1, “Business,” “Liquidity and Capital Resources” below and Note 3, “Acquisitions and Divestitures” of our consolidated financial statements.

During 2022, we terminated our entire commercial sales force and certain employees in our commercial, scientific, manufacturing, finance and administrative functions. The determination to proceed with the workforce reduction was made in the context of the closing of the Alcon Transaction and the changes to the scope of our research and development activities of KPI-012 as more fully described above.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $42.2 million for the year ended December 31, 2023 and $44.8 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $629.4 million. We generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and/or preferred stock (including our private placement of preferred stock for gross proceeds of approximately $2.0 million in December 2023, or our 2023 Private Placement, and $8.6 million in March 2024, or our 2024 Private Placement), borrowings under credit facilities and our Loan Agreement with Oxford Finance, or the Loan Agreement, a grant from California Institute for Regenerative Medicine, or CIRM, convertible promissory notes and warrants.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commercial Business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio, which are more fully described in the “Liquidity and Capital Resources” section. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We cannot be certain that we will achieve the milestones within the timeframe required by the CIRM award, or at all, and as such we may never receive the remaining $9.1 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Cost of Product Revenues

Cost of product revenues consisted primarily of materials, third-party manufacturing costs, freight and distribution costs, royalty expense, allocation of labor, quality control and assurance, reserves for defective inventory, reserves for excess and obsolete inventory, losses on inventory purchase commitments, and other manufacturing overhead costs. Prior to the sale of our Commercial Business in July 2022, write-downs of inventory were recorded as a cost of product revenues in the consolidated statements of operations and comprehensive loss. Following the sale of our Commercial Business, any adjustments to the remaining EYSUVIS and INVELTYS inventory, or the Remaining Inventory, were recorded within other expense in the consolidated statements of operations and comprehensive loss. Following the sale of the Commercial Business, the only customer for our Remaining Inventory was Alcon. The Remaining Inventory balance, net of the deferred gain on sale of Commercial Business, was written off during the year ended December 31, 2023, and is recorded in other (expense) income, net in the consolidated statements of operations and comprehensive loss. As a result of the sale of our Commercial Business to Alcon, we do not expect to generate cost of product revenues unless we commercialize another product candidate.

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

We expect that our selling, general and administrative expenses for 2024 will be comparable to such expenses for the year ended December 31, 2023. We anticipate that our selling, general and administrative expenses will stabilize at 2023 expense levels for the next several years. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our selling, general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

We expect that our research and development costs will increase in 2024 as compared to such expenses for the year ended December 31, 2023 as we advance the clinical development of KPI-012 and as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidate we may develop in the future, including our planned preclinical studies under our KPI-014 program. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

(Gain) Loss on Fair Value Remeasurement of Deferred Purchase Consideration

In connection with the closing of the Combangio Acquisition on November 15, 2021, we agreed to issue an aggregate of 155,664 shares, or the Deferred Purchase Consideration, of our common stock to former Combangio stockholders and other equityholders, or the Combangio Equityholders, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022 and (ii) an aggregate of 19,350 shares of common stock that were held back by us as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders which were issued on March 10, 2023. We recorded an obligation for such Deferred Purchase Consideration at fair value on the acquisition date. We then revalued our Deferred Purchase Consideration obligations each reporting period. Changes in the fair value of our Deferred Purchase Consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of Deferred Purchase Consideration in our consolidated statements of operations and comprehensive loss.

Loss (Gain) on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. As of December 31, 2023, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) as a result of our dosing the first patient in our CHASE trial in February 2023, or the First Dosing Milestone. The remaining amount of $0.1 million due in connection with the First Dosing Milestone was paid in January 2024. All potential milestone payments to the Combangio Equityholders are payable in cash going forward. We recorded an obligation for such contingent consideration at fair value on the acquisition date. We then revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to issuance, are recognized as a gain or loss on fair value remeasurement of contingent consideration in our consolidated statements of operations and comprehensive loss.

The potential payments and milestones are more fully described in Item 1, “Business” and in “Liquidity and Capital Resources” below and Note 3, “Acquisitions and Divestitures” of our consolidated financial statements.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

Interest Expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs and accretion of the final payment fee recognized on our debt arrangements.

Grant Income

On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, or the CIRM Award, subject to entering into a final award agreement, to support Combangio’s ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and became entitled to receive an initial $5.9 million disbursement from CIRM.

The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. The remaining $9.1 million available under the award is payable to Combangio only upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1.0 million of funds utilized by us until the earlier of ten years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties, or the Base Royalty. In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500 million per year until the last to expire patent covering such invention expires.

The CIRM Award is not in the scope of the contracts with customers accounting guidance as the government entity is not a customer under the agreement. Rather, the CIRM Award is accounted for as a contract to perform research and development activities. As a result, grant income is recognized as the related research and development expenses are incurred.

Loss on Extinguishment of Debt

Loss on extinguishment of debt primarily consists of unamortized debt discount and issuance costs, a prepayment premium and unaccreted final payment fees paid upon extinguishment of a debt agreement. There was no loss on extinguishment of debt for the year ended December 31, 2023. For the year ended December 31, 2022, the loss on extinguishment of debt related to the partial extinguishment of debt under the Loan Agreement with Oxford Finance on July 8, 2022 in connection with the closing of the Alcon Transaction.

Gain on Sale of Commercial Business

Gain on sale of Commercial Business represents the gain recognized as a result of the sale of our Commercial Business to Alcon on July 8, 2022.

Other (Expense) Income, Net

Other (expense) income, net consists of expenses recorded to assets held for sale for the write-off of the remaining inventory balance and the write-off of the deferred gain related to the Alcon Transaction, as well as an adjustment for the returns reserve associated with our former commercial products, partially offset by reimbursable transition-related services we provided to Alcon following the sale of the Commercial Business.

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

Grant Income

We account for grants received to perform research and development activities in accordance with Accounting Standards Codification Topic 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development activities. If we are obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then we are required to estimate and recognize that liability. Alternatively, if we are not required to repay, or if we were required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development activities, in which case, grant income is recognized as the related research and development expenses are incurred. Costs of grant income are recorded as a component of research and development expenses in our statements of operations and comprehensive loss.

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

Commercial Payor and Medicare Part D Rebates

We contracted with certain third-party payors, primarily pharmacy benefit managers, or PBMs, and health plans, or Plans, for the payment of rebates with respect to utilization of our product. These rebates were based on contractual percentages applied to the amount of product prescribed to patients who were covered by the PBMs or the Plans with which it contracted. We estimated the rebates for commercial and Medicare Part D payors based on the contractual discount percentage, the various payor mix for EYSUVIS and INVELTYS as well as future rebates that would be made for product that had been recognized as revenue but remained in the distribution channel at the end of each reporting period. We also estimated the number of patients in the prescription drug coverage gap for whom we would owe an additional liability under the Medicare Part D program. Such estimates were recorded in the same period the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

Acquisition Accounting

We are required to make significant judgments and estimates to determine whether an acquisition constitutes an acquisition of a business or assets. For asset acquisitions, this includes whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. We are also required to make several significant judgments and estimates in order to determine the total consideration transferred for the asset acquisition and then allocate it to the assets that we have acquired and the liabilities that we have assumed on a relative fair value basis. If the asset related to acquired in-process research and development expenses has no alternative future use, it is expensed immediately upon the completion of the transaction.

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

Results of Operations

Comparison of the Years ended December 31, 2023 and 2022

The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022	Change

	(in thousands)
Product revenues, net	$—	$3,892	$(3,892)
Costs and expenses:
Cost of product revenues	—	2,560	(2,560)
Selling, general and administrative	20,567	65,035	(44,468)
Research and development	18,586	17,653	933
(Gain) loss on fair value remeasurement of Deferred Purchase Consideration	(230)	638	(868)
Loss (gain) on fair value remeasurement of contingent consideration	740	(288)	1,028
Total operating expenses	39,663	85,598	(45,935)
Loss from operations	(39,663)	(81,706)	42,043
Other income (expense)
Interest income	2,711	664	2,047
Interest expense	(5,814)	(7,266)	1,452
Grant income	4,825	—	4,825
Loss on extinguishment of debt	—	(2,583)	2,583
Gain on sale of Commercial Business	—	46,995	(46,995)
Other (expense) income, net	(4,258)	(926)	(3,332)
Net loss	$(42,199)	$(44,822)	$2,623

Product revenues, net

We did not have any product revenues during the year ended December 31, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Product revenues, net was $3.9 million for the year ended December 31, 2022, consisting of $2.3 million from EYSUVIS sales and $1.6 million from INVELTYS sales. As a result of the sale of our Commercial Business, we no longer have any commercial products in our portfolio.

Cost of product revenues

We did not have any cost of product revenues during the year ended December 31, 2023 due to the sale of our Commercial Business to Alcon in July 2022. Cost of product revenues was $2.6 million for the year ended December 31, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $20.6 million for the year ended December 31, 2023, compared to $65.0 million for the year ended December 31, 2022, which was a decrease of $44.5 million. The decrease in selling, general and administrative expenses for the year ended December 31, 2023 was primarily due to the sale of our Commercial Business to Alcon and our related workforce reduction completed during the second half of 2022 and includes a $22.5 million decrease in employee-related expenses and a $17.9 million decrease in external sales and marketing costs. Also contributing to the decrease as compared to the year ended December 31, 2022, was a $3.3 million decrease in administrative and professional service fees and $0.8 million of transaction costs related to the Alcon Transaction which were not incurred in the year ended December 31, 2023.

Research and development expenses

The following table summarizes the research and development expenses incurred during the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022	Change

	(in thousands)
KPI-012 development costs	$7,678	$5,803	$1,875
Employee‑related costs	9,710	9,256	454
Other research and development costs	1,198	2,594	(1,396)
Total research and development	$18,586	$17,653	$933

Research and development expenses were $18.6 million for the year ended December 31, 2023 compared to $17.7 million for the year ended December 31, 2022, an increase of $0.9 million. The increase was primarily related to a $2.3 million increase in employee-related costs and KPI-012 development costs, as we advance the clinical development of KPI-012, partially offset by a decrease of $1.4 million of other research and development costs, which primarily included preclinical studies related to our former pipeline programs.

(Gain) loss on fair value remeasurement of Deferred Purchase Consideration

The gain on fair value remeasurement of Deferred Purchase Consideration for the year ended December 31, 2023 was $0.2 million and the loss on fair value remeasurement of Deferred Purchase Consideration for the year ended December 31, 2022 was $0.6 million. The amounts were primarily due to a change in the fair value of our stock price.

Loss (gain) on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the year ended December 31, 2023 was $0.7 million, primarily due to changes in discount rates, partially offset by changes in the expected timing and probability of payment. Gain on fair value remeasurement of contingent consideration for the year ended December 31, 2022 was $0.3 million and was primarily due to changes in discount rates, partially offset by the passage of time.

Interest income

Interest income was $2.7 million for the year ended December 31, 2023, compared to $0.7 million for the year ended December 31, 2022, an increase of $2.0 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The increase was attributable to higher interest rates during the year ended December 31, 2023 as well as the mix and quantity of investments during the year ended December 31, 2023.

Interest expense

Interest expense was $5.8 million for the year ended December 31, 2023, compared to $7.3 million for the year ended December 31, 2022, a decrease of $1.5 million. Interest expense for the years ended December 31, 2023 and 2022 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the year ended December 31, 2023, $43.3 million of indebtedness was outstanding under our Loan Agreement until $9.3 million was repaid on January 25, 2023 resulting in an outstanding indebtedness of $34.0 million as of December 31, 2023. During the year ended December 31, 2022, $80.0 million of indebtedness was outstanding under our Loan Agreement until $36.7 million was repaid on July 8, 2022 resulting in an outstanding indebtedness of $43.3 million as of December 31, 2022. While interest expense decreased during the year ended December 31, 2023 due to the lower outstanding principal balance, this decrease was partially offset by the variable rate on the debt and the rising interest rates.

Grant income

Grant income for the year ended December 31, 2023 was $4.8 million related to the CIRM Award. There was no grant income recognized during the year ended December 31, 2022.

Loss on extinguishment of debt

The was no loss on extinguishment of debt for the year ended December 31, 2023. The loss on extinguishment of debt was $2.6 million for the year ended December 31, 2022. Upon the partial repayment of $36.7 million of indebtedness under our Loan Agreement in July 2022, the prepayment premium, unaccreted amount of the final payment fee due and a pro-rata portion of the debt discount were recorded as loss on extinguishment of debt for the year ended December 31, 2022.

Gain on sale of Commercial Business

There was no gain on sale of Commercial Business for the year ended December 31, 2023. The gain on sale of Commercial Business was $47.0 million for the year ended December 31, 2022, which was comprised of the $65.0 million in cash consideration received from Alcon at the closing less $4.2 million of deferred gain on sale of Commercial Business, $11.7 million net book value of assets transferred and $2.1 million of transaction costs.

Other income (expense), net

Other income and expense was a net expense of $4.3 million for the year ended December 31, 2023 consisting of a $7.6 million expense recorded to assets held for sale to write-off the remaining inventory balance and $1.1 million related to an adjustment for the returns reserve associated with our former commercial products, partially offset by the $4.2 million write-off related to the deferred gain recorded on the sale of the Commercial Business and $0.2 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

Other income and expense was a net expense of $0.9 million for the year ended December 31, 2022, which primarily represents a $4.2 million expense recorded to assets held for sale for expiring inventory, partially offset by $3.6 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We only generated limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of our Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our IPO, follow-on public common stock offerings and sales of our common stock under our at-the-market equity offerings, private placements of common stock and/or preferred stock, borrowings under credit facilities and our Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford Finance, a grant from CIRM, convertible promissory notes and warrants.

Sale of Commercial Business

In July 2022, we sold our Commercial Business to Alcon. In addition to the upfront cash payment of $60.0 million we received from Alcon, we are also eligible to receive from Alcon up to four commercial-based sales milestone payments as follows: (1) $25.0 million upon the achievement of $50.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65.0 million upon the achievement of $100.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75.0 million upon the achievement of $175.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160.0 million upon the achievement of $250.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. Each milestone payment will only become payable once, if at all, upon the first time such milestone is achieved, and only one milestone payment will be paid with respect to a calendar year. In the event that more than one milestone is achieved in a calendar year, the higher milestone payment will become payable and the lower milestone payment will become payable only if the corresponding milestone is achieved again in a subsequent calendar year. To date, we have not received any such milestone payments. We now have no revenue-generating commercial products, and although we are eligible to receive up to $325.0 million in milestone-based payments from Alcon, there can be no assurance as to when we may receive such milestone payments or the amount of milestone payments we may receive, if any.

Offerings under Registration Statements

In connection with the filing of a registration statement on Form S-3 with the SEC, or the 2020 Shelf Registration, we entered into an amended and restated sales agreement with Jefferies, or the Amended and Restated Sales Agreement, pursuant to which we could issue and sell, from time to time, up to an aggregate of $75.0 million of our common stock under our at-the-market offering. During the year ended December 31, 2022, we sold an aggregate of 148,461 shares of our common stock under the Amended and Restated Sales Agreement, resulting in net proceeds of $1.0 million. From January 1, 2023 to January 10, 2023, we sold 245,887 shares of our common stock under the Amended and Restated Sales Agreement, resulting in net proceeds of $10.0 million. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when we completed the sale of $75.0 million of our shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, we had sold an aggregate of 565,974 shares of our common stock under such agreement for aggregate gross proceeds of $75.0 million.

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

On March 3, 2023, we filed a shelf registration statement on Form S-3 with the SEC, or the 2023 Shelf Registration, which was declared effective on May 11, 2023. Under the 2023 Shelf Registration we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units. In accordance with the terms of the Open Market Sale Agreement, we may issue and sell, from time to time, up to an aggregate of $40.0 million of our common stock in an at-the-market equity offering through Jefferies. Upon effectiveness of the 2023 Shelf Registration, we ceased any further offers or sales of our common stock pursuant to the 2020 Shelf ATM Prospectus Supplement and the 2020 Shelf Registration. During the year ended December 31, 2023, we sold 256,256 shares of our common stock under our at-the-market offering pursuant to the 2023 Shelf Registration for total net proceeds of $3.6 million.

During the year ended December 31, 2023, we sold an aggregate of 731,521 shares of our common stock pursuant to (1) our Amended and Restated Sales Agreement and our Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $18.5 million.

Loan Agreement

On May 4, 2021, we entered into the Loan Agreement with Oxford Finance, in its capacity as lender, or the Lender, and in its capacity as collateral agent, or Agent, pursuant to which a term loan of up to an aggregate principal amount of $125.0 million became available to us, consisting of a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million and additional tranches that are no longer available to us. Through June 30, 2023, the term loan bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (a) 8.00% and (b) the sum of (i) the 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (ii) 0.10% and (iii) 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. In connection with our entry into the purchase agreement for the sale of our Commercial Business to Alcon, on May 21, 2022, we entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the Lender and Agent consented to the entry by us into the asset purchase agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the payment by us at the closing of the Alcon Transaction of an aggregate amount of $40.0 million, or the Second Amendment Prepayment, to the Lender and Agent. The Second Amendment Prepayment, which represented a partial prepayment of principal in the amount of $36.7 million of the $80.0 million principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $0.7 million and a final payment fee of $2.6 million, was paid on July 8, 2022 in connection with the closing of the Alcon Transaction.

On December 27, 2022, we entered into an amendment to the Loan Agreement with Combangio and Oxford Finance, or the Third Loan Amendment, pursuant to which Oxford Finance agreed to amend certain provisions of the Loan Agreement to permit the transfer of the listing of our common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market. Pursuant to the Third Loan Amendment, we agreed (A) to make partial prepayments of the principal amount of the term loan outstanding under the Loan Agreement as follows, or the Third Amendment Prepayments: (1) a payment of $5.0 million on or before June 30, 2023, representing a partial prepayment of principal in the amount of $4.7 million, plus a final payment fee of $0.3 million and (2) a payment of $5.0 million on or before January 31, 2024, representing a partial prepayment of principal in the amount of $4.7 million, plus a final payment fee of $0.3 million and (B) the start date for us to make amortization payments under the Loan Agreement was changed from January 1, 2026 to January 1, 2025, or the Amortization Date. On January 25, 2023, we paid the Third Amendment Prepayments and the principal loan balance under the Loan Agreement following such prepayments was $34.0 million.

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

Under the Third Loan Amendment, the Oxford Finance also agreed to waive the prepayment fees for the Third Amendment Prepayments, the First Extension Prepayment, the Second Extension Prepayment and any other prepayments under the Loan Agreement. Pursuant to the Loan Agreement, we also will be required to pay all accrued and unpaid interest on the principal amounts of the term loan being repaid at the time of repayment.

We will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the maturity date. At our option, we may elect to make partial repayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. For further information about the Loan Agreement, see Note 11, “Debt” of our consolidated financial statements.

On August 1, 2023, we entered into a fourth amendment to the Loan Agreement pursuant to which certain provisions of the Loan Agreement were amended in connection with the change in our corporate name and the cessation of the U.S. Dollar LIBOR rate. On August 2, 2023, we entered into a fifth amendment to the Loan Agreement pursuant to which Oxford Finance consented to our entry into the CIRM Award and certain provisions of the Loan Agreement were amended in connection therewith.

Private Placements

On November 28, 2022, we entered into a Securities Purchase Agreement with certain institutional investors named therein, or the Series E Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock, or the Series E Preferred Stock, in two tranches for aggregate gross proceeds of up to $31.0 million, which we refer collectively as the 2022 Private Placement. At the first closing of the 2022 Private Placement on December 1, 2022, we issued and sold to the Series E Purchasers (i) 76,813 shares of common stock, at a price per share equal to $5.75 and (ii) 9,666 shares of Series E Preferred Stock, at a price per share of Series E Preferred Stock equal to

$575.00, for aggregate gross proceeds of approximately $6.0 million. On December 27, 2022, following the certification by our Chief Executive Officer that the FDA accepted our IND application for KPI-012, we issued and sold to the Series E Purchasers at a second closing of the 2022 Private Placement a total of 43,478 shares of Series E Preferred Stock, at a price per share of Series E Preferred Stock equal to $575.00, for aggregate gross proceeds of approximately $25.0 million.

On December 21, 2023, we entered into a securities purchase agreement with certain institutional investors named therein pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, 2,928 shares of our Series F Convertible Non-Redeemable Preferred Stock, or the Series F Preferred Stock, at a price per share of $683.00, for aggregate gross proceeds of approximately $2.0 million.

On March 25, 2024, we entered into a securities purchase agreement with certain institutional investors named therein pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, 10,901 shares of our Series G Convertible Non-Redeemable Preferred Stock, or the Series G Preferred Stock, at a price per share of $788.90, for aggregate gross proceeds of approximately $8.6 million.

CIRM Award

On April 28, 2023, CIRM awarded Combangio a $15 million grant, subject to entering into a final award agreement, to support its ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and became entitled to receive $5.9 million. For a further description of the CIRM Award and the potential milestone payments we may receive, see “Financial Operations Overview – Grant Income” above.

Combangio Acquisition

As a result of the acquisition of Combangio, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the Merger Agreement, contingent consideration, which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations which are in the mid-to-high single digits. The total potential maximum payout for the milestone payments which are contingent upon the achievement of specified development, regulatory and commercialization milestones is $40.0 million and the total potential maximum payout for future sales-based milestone payments is an additional $65.0 million. To date, of the $40.0 million of contingent consideration payable upon achievement of specified development, regulatory and commercialization milestones, in March 2023 we paid to the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,038 shares of our common stock) following dosing of the first patient in our CHASE trial in February 2023. The remaining amount of $0.1 million for this milestone was paid in cash in January 2024. For a full description of the consideration payable as a result of the Combangio Acquisition, see Note 3, “Acquisitions and Divestitures” of our consolidated financial statements.

Other Contractual Obligations

Our other material cash requirements from known contractual and other obligations as of December 31, 2023 primarily related to our licensing agreement with Stanford University and our operating lease. For information related to our future commitments relating to our licensing agreement, see Note 17, “Commitments and Contingencies” of our consolidated financial statements. For information related to our future commitments for our lease related obligations, see Note 10, “Lease” of our consolidated financial statements.

Cash Flows

As of December 31, 2023 and 2022, we had $50.9 million and $70.5 million in cash and cash equivalents, respectively. As of December 31, 2023 and 2022, we had $34.0 million and $43.3 million in indebtedness, respectively, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2023	2022	Change

	(in thousands)
Net cash used in operating activities	$(27,927)	$(78,908)	$50,981
Net cash (used in) provided by investing activities	(429)	62,717	(63,146)
Net cash provided by (used in) financing activities	8,506	(7,942)	16,448
Decrease in cash and restricted cash	$(19,850)	$(24,133)	$4,283

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $27.9 million compared to $78.9 million for the year ended December 31, 2022, a decrease of $51.0 million, primarily due to a $42.6 million decrease in the net loss adjusted for non-cash charges and an $8.4 million decrease due to the timing of working capital fluctuations. Notable working capital fluctuations included a decrease in accounts payable, accrued expenses and other current liabilities during the year ended December 31, 2023 of $4.3 million, as compared to a decrease in accounts payable, accrued expenses and other current liabilities in the year ended December 31, 2022 of $14.0 million. Prepaid expenses and other current assets decreased by $5.7 million during the year ended December 31, 2023, as compared to an increase of $2.0 million during the year ended December 31, 2022, as a result of the collection of receivables due from Alcon and third parties in connection with transition related services. Inventory and assets held for sale decreased by $7.5 million during the year ended December 31, 2023, as a result of the expense recorded to assets held for sale to write-off the remaining inventory balance, as compared to a decrease of $1.7 million during the year ended December 31, 2022. These changes in working capital from the year ended December 31, 2022 to the year ended December 31, 2023 were partially offset by a $0.1 million decrease in accounts receivable in the year ended December 31, 2023 as compared to a $15.1 million decrease in the year ended December 31, 2022 as a result of the sale of our Commercial Business in 2022.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $0.4 million compared to net cash provided of $62.7 million for the year ended December 31, 2022, a decrease of $63.1 million. Net cash used in investing activities for the year ended December 31, 2023 related to purchases of short-term investments of $9.9 million and purchases of property and equipment and other assets of $0.6 million, partially offset by proceeds from the sale or maturities of short-term investments of $10.0 million.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $8.5 million, a change of $16.4 million compared to net cash used in financing activities of $7.9 million in the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023 largely consisted of $18.5 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the market offering, and $2.0 million of proceeds from the sale of Series F Preferred Stock in our 2023 Private Placement, partially offset by $10.0 million of repayment of principal and final payment fee on our Loan Agreement and a $2.0 million payment for the First Dosing Milestone reflected in financing activities.

Net cash used in financing activities for the year ended December 31, 2022 largely consisted of $40.0 million of repayment of principal, prepayment premium and final payment fee on our Loan Agreement, partially offset by net proceeds of $30.8 million from the sale of common stock and Series E Preferred Stock in our 2022 Private Placement, $1.0 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the-market offering, and $0.3 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of December 31, 2023, together with the $8.6 million of gross proceeds we received from the sale of shares of our preferred stock in a private placement in March 2024 and the $9.1 million of remaining funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the third quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the funds awarded under the CIRM Award. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under our Loan Agreement, we are also restricted from incurring future debt, granting liens, making investments, making acquisitions, distributing dividends on our common stock, making certain restricted payments and selling assets and making certain other uses of our cash, without the lenders’ consent, subject in each case to certain exceptions. In addition, under the securities purchase agreements for our 2022, 2023 and 2024 Private Placements, we also agreed that we will not, without the prior approval of the requisite purchasers, (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock, the Series F Preferred Stock or the Series G Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions.

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

Recently Issued Accounting Pronouncements

From time to time the Financial Accounting Standards Board or other standard-setting bodies, issue new accounting pronouncements. Where applicable, we adopt these new standards according to the specified effective dates. Unless otherwise disclosed in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the impact of any recently issued accounting pronouncements that are not yet effective will not have a material impact on our financial position or results of operation upon adoption.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments as of December 31, 2023 consisted primarily of cash equivalents which consisted of money market accounts and U.S. treasury securities that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of December 31, 2023 and 2022, the aggregate principal amount outstanding under the Loan Agreement was $34.0 million and $43.3 million, respectively. The aggregate principal amount outstanding under the Loan Agreement bore interest through June 30, 2023 at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term SOFR, (b) 0.10% and (c) 7.89% per annum. An immediate 10% change in the 1-Month CME Term SOFR rate would not have a material impact on our operating results or cash flows.

Item 8.       Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-41 of this Annual Report on Form 10-K.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

As a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12-b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

(b) None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from the information that will be contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 11.       Executive Compensation

The information required by this Item 11 is incorporated by reference from the information that will be contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information that will be contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the information that will be contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 14.       Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information that will be contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Part IV

Item 15.       Exhibits and Financial Statement Schedules

(1)	Financial Statements.

The following documents are included beginning on page F-1 attached hereto and are filed as part of this Annual Report on Form 10-K.

KALA BIO, INC.

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

Restated Certificate of Incorporation of the Registrant, as amended as of November 28, 2022, including Certificate of Designation of the Series D Preferred Stock of Registrant, Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Preferred Stock of Registrant, Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock of Registrant, Certificate of Designations, Preferences and Rights of Series F Convertible Non-Redeemable Preferred Stock of Registrant and Certificate of Designations, Preferences and Rights of Series G Convertible Non-Redeemable Preferred Stock of Registrant

3.2	Third Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on August 2, 2023)
4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 3, 2023)
4.2

Third Amended and Restated Registration Rights Agreement of the Registrant dated April 6, 2016, as amended by Amendment No. 1 dated December 13, 2017, of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on February 25, 2021)

4.3*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act

Exhibit Number	Description of Exhibit
4.4	Form of Series E Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 28, 2022)
4.5	Form of Series F Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 22, 2023)
4.6	Form of Series G Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on March 26, 2024)
4.7

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
10.5+

Amended and Restated 2017 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8 (File No. 333-272834) filed on June 22, 2023)

10.6+

Form of Incentive Stock Option Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

10.7+

Forms of Non-Qualified Option Agreement under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

10.8+

Form of Non-Employee Director Restricted Stock Unit Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on May 7, 2020)

10.9+

Form of Non-Employee Director Deferred Restricted Stock Unit Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on May 7, 2020)

10.10+

Form of Employee Restricted Stock Unit Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 6, 2020)

10.11+

Form of Incentive Stock Option Agreement under Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

10.12+

Forms of Non-Qualified Option Agreement under Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

10.13+

Form of Non-Employee Director Restricted Stock Unit Award under Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

10.14+

Form of Non-Employee Director Deferred Restricted Stock Unit Award under Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

10.15+

Form of Employee Restricted Stock Unit Award under Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

10.16+	Form of Inducement Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on November 8, 2018)
10.17+	Form of Inducement Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s quarterly report on Form 10-Q (File No. 333-218936) filed on August 4, 2023)

Exhibit Number	Description of Exhibit
10.18#

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

10.25	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on October 2, 2018)
10.26#

Loan and Security Agreement, dated May 4, 2021, by and among the Registrant and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on May 5, 2021)

10.27#

First Amendment to Loan and Security Agreement, dated November 15, 2021, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 11, 2022)

10.28

Second Amendment to Loan and Security Agreement, dated May 21, 2022, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 11, 2022)

10.29

Third Amendment to Loan and Security Agreement, dated December 27, 2022, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 27, 2022)

10.30

Fourth Amendment to Loan and Security Agreement, dated August 1, 2023, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.8 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

10.31

Fifth Amendment to Loan and Security Agreement, dated August 2, 2023, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.9 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

10.32

Securities Purchase Agreement, dated November 28, 2022, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on November 28, 2022)

10.33

Securities Purchase Agreement, dated December 21, 2023, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 22, 2023)

10.34

Securities Purchase Agreement, dated March 25, 2024, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on March 26, 2024)

Exhibit Number	Description of Exhibit
10.35

Open Market Sale AgreementSM, dated as of January 19, 2023, by and between Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on January 19, 2023)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
97.1*+	Dodd-Frank Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

KALA BIO, INC.

Dated: March 29, 2024	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Iwicki Mark Iwicki	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2024

/s/ Mary Reumuth Mary Reumuth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024

/s/ Mark S. Blumenkranz Mark S. Blumenkranz, M.D.	Director	March 29, 2024

/s/ Marjan Farid Marjan Farid, M.D.	Director	March 29, 2024

/s/ Andrew I. Koven Andrew I. Koven	Director	March 29, 2024

/s/ C. Daniel Myers
C. Daniel Myers	Director	March 29, 2024

/s/ Gregory Perry Gregory Perry	Director	March 29, 2024

/s/ Howard B. Rosen Howard B. Rosen	Director	March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KALA BIO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KALA BIO, Inc. and subsidiaries (formerly Kala Pharmaceuticals, Inc.) (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Grant Income - Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

On August 2, 2023, Combangio, a wholly owned subsidiary of the Company, entered into an award agreement with the California Institute for Regenerative Medicine (“CIRM”) for a $15 million grant (the “CIRM Award”) to support Combangio’s KPI-012 program for the treatment of persistent corneal epithelial defects (“PCED”). The award includes funding for the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio received an initial disbursement from CIRM, and the balance of the award is payable to Combangio upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE Phase 2b clinical trial.

We have identified the Company’s accounting for the CIRM Award, including the conclusion as to the appropriate accounting standards under which to record the funding received, as our critical audit matter given the increased extent of effort and high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the CIRM Award, including the recording of grant income, included the following, among others:

●	We obtained and read the CIRM Award agreement, along with the Company’s accounting position paper, to evaluate the reasonableness of the accounting conclusions and methodology management used to record the transaction.
●	We evaluated the reasonableness of management’s conclusion as to the appropriateness of the accounting standards followed.
●	We tested the expenses recorded by the Company relating to work performed under the CIRM Award, which included corroboration of the work performed under the CIRM Award with those outside of finance.
●	We tested the mathematical accuracy of management's calculations and the related recording of grant income.
●	We evaluated the accuracy and completeness of management’s disclosure for the CIRM Award.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 29, 2024

We have served as the Company's auditor since 2013.

KALA BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$50,895	$70,495
Prepaid expenses and other current assets (Note 7)	1,975	7,852
Current assets held for sale (Note 4)	—	7,595
Total current assets	52,870	85,942
Non-current assets:
Property and equipment, net	753	400
Right-of-use assets	2,025	16
Restricted cash and other long-term assets	301	462
Total assets	$55,949	$86,820
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$919	$2,832
Accrued expenses and other current liabilities	6,018	8,910
Deferred gain on sale of commercial business	—	4,189
Deferred grant income	1,075	—
Current portion of lease liabilities	334	13
Current portion of long-term debt	—	5,000
Current portion of contingent consideration	—	4,146
Current portion of deferred purchase consideration	—	595
Total current liabilities	8,346	25,685
Long-term liabilities:
Long-term lease liabilities	1,799	—
Long-term debt	34,190	37,937
Long-term contingent consideration	4,110	4,224
Total long-term liabilities	40,099	42,161
Total liabilities	48,445	67,846
Commitments and Contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2023 and 2022; 51,246 and 53,144 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2023 and 2022, respectively, and 2,928 and 0 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2023 and 2022; 2,759,372 and 1,706,971 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	2
Additional paid-in capital	636,910	606,182
Accumulated deficit	(629,409)	(587,210)
Total stockholders' equity	7,504	18,974
Total liabilities and stockholders' equity	$55,949	$86,820

The accompanying notes are an integral part of these consolidated financial statements.

KALA BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2023	2022

Product revenues, net	$—	$3,892
Costs and expenses:
Cost of product revenues	—	2,560
Selling, general and administrative	20,567	65,035
Research and development	18,586	17,653
(Gain) loss on fair value remeasurement of deferred purchase consideration	(230)	638
Loss (gain) on fair value remeasurement of contingent consideration	740	(288)
Total costs and expenses	39,663	85,598
Loss from operations	(39,663)	(81,706)
Other income (expense):
Interest income	2,711	664
Interest expense	(5,814)	(7,266)
Grant income	4,825	—
Loss on extinguishment of debt	—	(2,583)
Gain on sale of commercial business	—	46,995
Other (expense) income, net	(4,258)	(926)
Total other (expense) income	(2,536)	36,884
Net loss	$(42,199)	$(44,822)
Net loss per share attributable to common stockholders—basic and diluted	$(17.35)	$(29.48)
Weighted average shares outstanding—basic and diluted	2,432,008	1,520,611

Net loss	$(42,199)	$(44,822)
Other comprehensive income:
Change in unrealized gain on investments	—	—
Total other comprehensive income	—	—
Total comprehensive loss	$(42,199)	$(44,822)

The accompanying notes are an integral part of these consolidated financial statements.

KALA BIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Mezzanine Equity		Stockholders' Equity
											Accumulated
	Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock			Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value			Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Income	Deficit	Equity
Balance as of December 31, 2021	—	$—	—	$—	—	$—	1,322,464		$1	$559,191	$—	$(542,388)	$16,804
At the market offering, net of offering costs $29	—	—	—	—	—	—	148,461		1	1,036	—	—	1,037
Exercise of stock options	—	—	—	—	—	—	102		—	3	—	—	3
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	9,026		—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	13,791		—	298	—	—	298
Issuance of common stock to satisfy deferred purchase consideration	—	—	—	—	—	—	136,314		—	7,936	—	—	7,936
Issuance of redeemable Series D preferred stock	73,208	—	—	—	—	—	—		—	—	—	—	—
Redemption of redeemable Series D preferred stock	(73,208)	—	—	—	—	—	—		—	—	—	—	—
Issuance of common stock, net of issuance cost of $3	—	—	—	—	—	—	76,813		—	438	—	—	438
Issuance of convertible Series E preferred stock and Second Closing Right, net of issuance costs of $43	—	—	9,666	—	—	—	—		—	5,515	—	—	5,515
Issuance of convertible Series E preferred stock upon settlement of Second Closing Right, net of issuance costs of $194	—	—	43,478	—	—	—	—		—	24,807	—	—	24,807
Stock-based compensation expense	—	—	—	—	—	—	—		—	6,958	—	—	6,958
Net loss	—	—	—	—	—	—	—		—	—	—	(44,822)	(44,822)
Balance as of December 31, 2022	—	$—	53,144	$—	—	$—	1,706,971		$2	606,182	$—	$(587,210)	$18,974
At the market offering, net of offering costs of $458	—	—	—	—	—	—	731,521		1	18,535	—	—	18,536
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	3,002		—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	3,690		—	46	—	—	46
Issuance of common stock to satisfy deferred purchase consideration	—	—	—	—	—	—	19,350		—	365	—	—	365
Issuance of common stock to satisfy contingent consideration	—	—	—	—	—	—	105,038		—	2,354	—	—	2,354
Issuance of common stock upon conversion of Series E Preferred Stock	—	—	(1,898)	—	—	—	189,800		—	—	—	—	—
Issuance of convertible Series F preferred stock, net of issuance cost of $35	—	—	—	—	2,928	—				1,965			1,965
Stock-based compensation expense	—	—	—	—	—	—	—		—	7,463	—	—	7,463
Net loss	—	—	—	—	—	—	—		—	—	—	(42,199)	(42,199)
Balance as of December 31, 2023	—	$—	51,246	$—	2,928	$—	2,759,372		$3	$636,910	$—	$(629,409)	$7,504

The accompanying notes are an integral part of these consolidated financial statements.

KALA BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(42,199)	$(44,822)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	303	537
Non-cash operating lease cost	171	439
Gain on sale of commercial business	—	(46,995)
Loss on extinguishment of debt	—	2,583
(Gain) loss on fair value remeasurement of deferred purchase consideration	(230)	638
Loss (gain) on fair value remeasurement of contingent consideration	740	(288)
Amortization of debt discount and other non-cash interest	1,253	1,425
Stock-based compensation	7,463	7,008
Other non-cash (gains) losses, net	(4,323)	76
Change in operating assets and liabilities:
Accounts receivable	78	15,138
Prepaid expenses and other current assets	5,756	(2,009)
Inventory and assets held for sale	7,544	1,708
Other long-term assets	(144)	—
Accounts payable	(1,904)	(2,076)
Accrued expenses and other current liabilities	(2,422)	(11,926)
Lease liabilities and other long-term liabilities	(13)	(344)
Net cash used in operating activities	(27,927)	(78,908)
Cash flows from investing activities:
Proceeds from sale of commercial business, net of transaction costs	—	62,908
Purchases of property and equipment and other assets	(610)	(313)
Proceeds from sale of property and equipment	47	114
Purchases of short-term investments	(9,866)	(4,992)
Proceeds from sales or maturities of short-term investments	10,000	5,000
Net cash (used in) provided by investing activities	(429)	62,717
Cash flows from financing activities:
Payment of principal, prepayment premium and final payment fee on debt	(10,000)	(40,000)
Proceeds from issuance of common stock and Series E preferred stock, net of issuance costs of $240	—	30,760
Proceeds from issuance of Series F preferred stock, net of issuance costs of $35	1,965	—
Proceeds from common stock offerings, net of offering costs	18,536	1,036
Contingent consideration related to Combangio acquisition	(2,041)	—
Payment of principal on finance lease	—	(39)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	46	301
Net cash provided by (used in) financing activities	8,506	(7,942)
Net decrease in cash, cash equivalents and restricted cash:	(19,850)	(24,133)
Cash, cash equivalents and restricted cash at beginning of period	70,745	94,878
Cash, cash equivalents and restricted cash at end of period	$50,895	$70,745
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$50,895	$70,745
Less restricted cash	—	(250)
Cash and cash equivalents at end of period	$50,895	$70,495

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$9
Issuance of common stock to satisfy deferred purchase consideration in additional paid-in capital	365	7,936
Issuance of common stock to satisfy contingent consideration in additional paid-in capital	2,354	—

Supplemental disclosure:
Cash paid for interest	$4,620	$5,958
Right-of-use assets obtained in exchange of operating lease obligations	2,180	424

The accompanying notes are an integral part of these consolidated financial statements.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1: Nature of Business

Nature of Business— KALA BIO, Inc. (the “Company”) was incorporated on July 7, 2009, and is a clinical-stage biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. On August 2, 2023, the Company changed its name from Kala Pharmaceuticals, Inc. to Kala Bio, Inc.

On November 15, 2021, the Company and its newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc. (the “Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Combangio, Inc. (“Combangio”) and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming a direct wholly owned subsidiary of the Company (the “Combangio Acquisition”). In connection with the Combangio Acquisition, the Company acquired Combangio’s mesenchymal stem cell secretomes (“MSC-S”) platform, including its lead product candidate for the treatment of persistent corneal epithelial defects (“PCED”), which the Company refers to as KPI-012. PCED is a rare disease of impaired corneal healing. The Company submitted an investigational new drug application, (“IND”) to the U.S. Food and Drug Administration, (“FDA”), which was accepted in December 2022. In February 2023, the Company dosed its first patient in the CHASE (“Corneal Healing After SEcretome therapy”) Phase 2b clinical trial of KPI-012 for PCED in the United States. KPI-012 has received both Orphan Drug and Fast Track designations from the FDA for the treatment of PCED. The Company expects to commercialize in the United States any of its product candidates that receive marketing approval. In connection with the determination to focus its research and development efforts on KPI-012, in 2022, the Company ceased the development of its preclinical pipeline programs that are unrelated to its MSC-S platform.

The Company previously developed and commercialized two marketed products, EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products applied a proprietary mucus-penetrating particle drug delivery technology, which the Company referred to as the AMPPLIFY® Drug Delivery Technology. On July 8, 2022, the Company closed the transaction (the “Alcon Transaction”), contemplated by the asset purchase agreement, dated as of May 21, 2022 (the “Asset Purchase Agreement”), by and between the Company, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC (together referred to as “Alcon”), pursuant to which Alcon purchased the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the Company’s AMPPLIFY Drug Delivery Technology (collectively, the “Commercial Business”). Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction. See Note 3, “Acquisitions and Divestitures” for additional information about the Alcon Transaction and the Combangio Acquisition.

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

KALA BIO, INC.
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

Recent Equity Financings— On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement (the “Amended and Restated Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could issue and sell, from time to time, up to an aggregate of $75,000 of its common stock in an at-the-market equity offering through Jefferies, as a sales agent. During the year ended December 31, 2022, the Company issued and sold an additional 148,461 shares of its common stock under its at-the-market offering pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $1,036. From January 1, 2023 to January 10, 2023, the Company sold 245,887 shares of its common stock pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $9,994. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when the Company completed the sale of $75,000 of its shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, the Company had sold an aggregate of 565,974 shares of its common stock under such agreement for aggregate gross proceeds of $75,000.

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

On March 3, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 11, 2023 (the “2023 Shelf Registration”). Under the 2023 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units after such time as the shelf registration statement is declared effective by the SEC. In accordance with the terms of the Open Market Sale Agreement, the Company may issue and sell, from time to time, up to $40,000 of its common stock in an at-the-market equity offering through Jefferies, as sales agent. Upon effectiveness of the 2023 Shelf Registration, the Company ceased any further offers or sales of its common stock pursuant to the 2020 Shelf ATM Prospectus Supplement and the 2020 Shelf Registration. During the year ended December 31, 2023, the Company sold 256,256 shares of its common stock under its at-the-market offering pursuant to the 2023 Shelf Registration for total net proceeds of $3,642.

During the year ended December 31, 2023, the Company sold an aggregate of 731,521 shares of its common stock pursuant to (1) the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $18,536.

On November 28, 2022, the Company entered into a Securities Purchase Agreement (the “2022 Securities Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

and sell, in a private placement priced at-the-market under Nasdaq rules, shares of common stock and shares of Series E Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series E Preferred Stock”), in two tranches for aggregate gross proceeds of up to $31,000 (collectively, the “2022 Private Placement”). Pursuant to the 2022 Securities Purchase Agreement, on December 1, 2022, the Company issued and sold to the purchasers at the first closing of the 2022 Private Placement, (i) 76,813 shares of common stock, at a price per common share equal to $5.75 and (ii) 9,666 shares of Series E Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $6,000. On December 27, 2022, following the certification by the Chief Executive Officer of the Company that the FDA accepted the Company’s IND for KPI-012, the Company issued and sold to the purchasers at a second closing of the 2022 Private Placement a total of 43,478 shares of Series E Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $25,000. Costs incurred in connection with the 2022 Private Placement were $240, which were recorded as a reduction to additional paid-in capital.

On December 21, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of Series F Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series F Preferred Stock”), for aggregate gross proceeds of approximately $2,000 (the “2023 Private Placement”). Pursuant to the 2023 Securities Purchase Agreement, the Company issued and sold to the purchasers at the closing of the 2023 Private Placement, 2,928 shares of Series F Preferred Stock, at a price per preferred share equal to $683.00. Costs incurred in connection with the 2023 Private Placement were $35, which were recorded as a reduction to additional paid-in capital.

On March 25, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of Series G Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series G Preferred Stock”), for aggregate gross proceeds of approximately $8,600 (the “2024 Private Placement”). Pursuant to the 2024 Securities Purchase Agreement, the Company issued and sold to the purchasers at the closing of the 2024 Private Placement, 10,901 shares of Series G Preferred Stock, at a price per preferred share equal to $788.90.

Refer to Note 11, “Debt” for a discussion of debt financing activity.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of KALA BIO, Inc. and its wholly owned subsidiaries, Kala Pharmaceuticals Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, and Combangio, Inc. All intercompany transactions and balances have been eliminated.

Basis of Presentation—The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated only limited revenues from product sales prior to the sale of the Commercial Business to Alcon in July 2022 and has incurred recurring losses and negative cash flows from operations, including a net loss of $42,199 and $44,822, for the years ended December 31, 2023 and 2022, respectively, and used cash in operations of $27,927 and $78,908, in the years ended December 31, 2023 and 2022, respectively. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public offerings of common stock and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s 2022 Private Placement, 2023 Private Placement and 2024 Private Placement), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (the “Loan Agreement”), convertible promissory notes and warrants. In August 2023, following entry into the award agreement with the California Institute for Regenerative Medicine

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

(“CIRM”), Combangio received an initial $5,900 disbursement from CIRM, and the balance of the total $15,000 award is payable to Combangio upon the achievement of specified milestones (see Note 6, “Grant Income” for further information about the CIRM Award (as defined below)). The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of the Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the Combangio Acquisition and the sale of the Commercial Business to Alcon, the Company is devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications the Company determines to pursue, including Limbal Stem Cell Deficiency. The Company has no revenue-generating commercial products and, as a result of the Combangio Acquisition, may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or of the amount of milestone payments the Company may receive, if any. The Company cannot be certain that it will achieve the milestones within the timeframe required by the CIRM Award, or at all, and as such the Company may never receive the remaining $9,100 under the award. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash and cash equivalents as of December 31, 2023, together with the $8,600 of gross proceeds received from the sale of shares of Series G Preferred Stock in March 2024, will enable it to fund its operating expenses, lease and debt service obligations and capital expenditure requirements for at least 12 months from the date these consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.

Use of Estimates— The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions relied upon in preparing these consolidated financial statements relate to, but are not limited to, the present value of lease liabilities and the corresponding right-of-use assets, the fair value of warrants, stock-based compensation, accrued expenses, contingent consideration, grant income and deferred grant income, the valuation of embedded derivatives and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

Grant Income— Grant income consists of amounts earned from incurring costs to support the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product process characterization and analytical development from the program due to the receipt of the CIRM Award. The grant between the Company and CIRM is subject to a co-funding requirement and generally provides for the Company to meet certain milestones in order for funds to be provided. The Company accounts for grants received to perform research and development activities in accordance with Accounting Standards Codification (“ASC”) Topic 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development activities. If the Company is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then the Company is required to estimate and recognize that liability. Alternatively, if the Company is not required to repay, or if it is required to repay the grant funds to the grantor only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development activities, in which case, grant income is recognized as the related research and development

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

expenses are incurred. Costs of grant income are recorded as a component of research and development expenses in the Company’s consolidated statements of operations and comprehensive loss as opposed to grant revenue.

Grant funds received in advance are recorded as deferred grant income on the consolidated balance sheets. Management has determined that the Company is the principal participant under the Company’s CIRM Award, and accordingly, the Company records amounts earned under this arrangement as grant income on the consolidated statements of operations and comprehensive loss.

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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the years ended December 31, 2023 and 2022:

	Trade Discounts,
	Allowances and		Rebates and
	Chargebacks (1)	Product Returns (2)	Incentives (3)
Balance as of January 1, 2022	$2,672	$1,140	$11,280
Provision related to current period sales	5,005	291	28,915
Changes in estimate related to prior period sales	(47)	(24)	(200)
Credit/payments made	(7,619)	(889)	(39,223)
Balance as of December 31, 2022	$11	$518	$772
Changes in estimate related to prior period sales	(9)	1,355	(240)
Credit/payments made	(2)	(224)	(522)
Balance as of December 31, 2023	$—	$1,649	$10
(1)	Trade discounts, allowances and chargebacks included fees for distribution service fees, prompt pay and other discounts, and chargebacks. Estimated trade discounts, allowances and chargebacks were deducted from gross revenue at the time revenues were recognized and were recorded as a reduction to accounts receivable on the Company’s consolidated balance sheets.
(2)	Estimated provisions for product returns were generally deducted from gross revenues at the time revenues were recognized and are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
(3)	Rebates and incentives included managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Estimated provisions for rebates and discounts were deducted from gross revenues at the time revenues were recognized and are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

As of December 31, 2023 and 2022, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

The Company recorded no allowance for doubtful accounts as of December 31, 2023 and 2022. The Company recorded an allowance of $11 for expected sales discounts, related to prompt pay discounts and other discounts, contractual fee for service arrangements and chargebacks, to wholesalers and distributors as of December 31, 2022 and did not record any allowance for expected sales discounts as of December 31, 2023.

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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

changes in the Company’s estimates of the likelihood or timing of achieving certain milestones. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss.

Derivative Instruments—ASC 815, Derivatives and Hedging, (“ASC 815”) requires companies to bifurcate certain conversion options and redemption features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. The Company evaluates its financial instruments, including its debt arrangements, to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations and comprehensive income each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s consolidated balance sheet.

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

The Company’s accounts receivable balance as of December 31, 2023 and 2022 were de minimis. The Company had no revenue during the year ended December 31, 2023. Three customers comprised 10% or more of the Company’s revenue during the year ended December 31, 2022. These Customers comprised 47%, 28% and 21% of revenue, respectively. The Company has no financial instruments with off-balance sheet risk of loss.

Cash Equivalents—The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Restricted Cash— As of December 31, 2023, the Company had no long-term restricted cash. As of December 31, 2022, the Company had long-term restricted cash of $250.

KALA BIO, INC.
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

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The Company did not record any such impairments during the years ended December 31, 2023 or 2022.

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

There were no assets held for sale as of December 31, 2023. As of December 31, 2022, certain assets, including EYSUVIS and INVELTYS inventory, met the criteria to be classified as held for sale. Fair value was determined based on the estimated proceeds from the sale of the assets. The Company reclassified the inventory and property and equipment, which had a combined net realizable value of $7,595, to current assets held for sale on the consolidated balance sheet as of December 31, 2022. See Note 4, “Assets Held for Sale”, for additional information.

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

KALA BIO, INC.
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

Advertising Costs—Advertising costs are expensed as incurred. The Company incurred no advertising costs for the year ended December 31, 2023 and incurred $11,249 of advertising costs for the year ended December 31, 2022, which were included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, the assets are recorded at the lesser of the carrying value or fair value. The Company recorded no impairment charges for the year ended December 31, 2023 and impairment charges recorded for the year ended December 31, 2022 were de minimis.

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

KALA BIO, INC.
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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The Company previously lacked sufficient company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to its own historical volatility. Beginning in the second half of 2023, the Company determined it had adequate historical data regarding the volatility of its own traded stock price and began exclusively using its own historical volatility. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. The fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equal to the closing sale price of the Company’s common stock on the date of grant.

KALA BIO, INC.
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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022. (See Note 15).

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on our company’s consolidated financial statements.

KALA BIO, INC.
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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company deferred a portion of the gross consideration related to the discounted pricing on any remaining inventory owned by the Company (the “Remaining Inventory”) that Alcon could have purchased. The deferred gain on the sale of the Commercial Business of $4,189 was recorded on the consolidated balance sheet as of the transaction date as deferred gain on sale of Commercial Business. The Remaining Inventory and deferred gain on the sale of the Commercial Business were written off during the year ended December 31, 2023, and the net impact of $3,355 is recorded in the other (expense) income, net line item in the consolidated statements of operations and comprehensive loss.

The Company collected cash on behalf of Alcon for revenue generated by sales of EYSUVIS and INVELTYS from July 8, 2022 through the transition period and the Company transferred all cash generated by such sales to Alcon as of December 31, 2022.

The Company recorded income from the Transition Agreement of $157, which is presented in other income (expense), net on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 and which offset operating expenses related to the Transition Agreement captured within loss from operations. Other than noted above, there was no other income from the Transition Agreement recorded in the year ended December 31, 2023. There were no payables due to third parties related to amounts the Company is obligated to pay on Alcon’s behalf included on the Company’s consolidated balance sheet as of December 31, 2023 and there were no receivables due from Alcon or third parties in connection with the Transition Agreement.

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

Acquisition of Combangio, Inc.

In connection with the closing of the Combangio Acquisition on November 15, 2021 (the “Closing”), the Company made an upfront payment of an aggregate of $5,000 in cash to former Combangio stockholders and other equityholders (the “Combangio Equityholders”), subject to customary adjustments, and agreed to issue an aggregate of 155,664 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to the Combangio Equityholders with an aggregate value of approximately $16,123, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022 (the “Upfront Shares”) and (ii) an aggregate of 19,350 shares of common stock that were initially held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders (the “Holdback Shares”) and that were issued in March 2023 upon escrow release. The aggregate value of the Deferred Purchase Consideration was calculated using the closing price of the Company’s common stock on The Nasdaq Global Select Market on November 12, 2021, the last trading day prior to the Closing.

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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Upon dosing of the first patient in the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “First Dosing Milestone”), in March 2023, the Company paid the former Combangio Equityholders an aggregate of $2,500 in cash and $2,354 in shares of our common stock (representing an aggregate of 105,038 shares of the Company’s common stock). The remaining amount due for the First Dosing Milestone of $146 was paid in cash in January 2024. Upon payment of the First Dosing Milestone, the Company reached the Share Cap and any Contingent Consideration payable under the Merger Agreement in the future will be paid only in cash.

Subject to the terms and conditions of the Merger Agreement, the former Combangio Equityholders, are entitled to receive from the Company the following remaining Contingent Consideration in cash:

●	(i) $5,000 payable upon the first patient dosed with any product candidate whose active ingredient comprises one or more biological factors secreted by MSCs or their progenitors, including KPI-012 (the “Product Candidate”) in a pivotal clinical trial, (ii) $12,500 payable upon regulatory approval by the FDA of marketing and sale of a Product Candidate in the United States, subject to certain specified reductions; (iii) $17,500 payable upon the first commercial sale of a Product Candidate in the United States, subject to certain specified reductions, and (iv) an aggregate of up to $65,000 payable upon the achievement of specified sales milestones;
●	tiered cash royalties at percentage rates in the mid-to-high single digits payable on annual net sales of all Product Candidates; and
●	a cash payment at a percentage rate in the high single digits of all income, including earnout payments, received by the Company or any of its affiliates from a product license granted by the Company to a third party to sell or otherwise commercialize the Product Candidate in countries where neither the Company nor its affiliates conduct sales of such Product Candidate, subject to certain exceptions set forth in the Merger Agreement.

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

Note 4: Assets Held for Sale

No assets held for sale remained on the consolidated balance sheet as of December 31, 2023. The Remaining Inventory and deferred gain on the sale of the Commercial Business were written off and recognized during the year ended December 31, 2023 and included in other (expense) income, net on the consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company presented assets to be disposed of that met the criteria as held for sale as a single asset in its consolidated financial statements. The EYSUVIS and INVELTYS product inventory classified as held for sale represented the net realizable value of the Remaining Inventory which Alcon, and solely Alcon, had the right to purchase. The Company deferred a portion of the gain on the sale of the Commercial Business related to the discounted pricing on the Remaining Inventory of $4,189.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following is a summary of the major categories of assets that were reclassified to held for sale on the consolidated balance sheet as of December 31, 2022:

December 31,
2022
Inventories	$7,544
Property and equipment, net	51
Current assets held for sale	$7,595

See Note 3, “Acquisitions and Divestitures”, for further information on the sale of the Commercial Business.

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

The Company’s financial instruments as of December 31, 2023 and 2022 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s consolidated balance sheets.

As discussed in Note 3, “Acquisitions and Divestitures”, the Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue Deferred Purchase Consideration for which the Company established liabilities for these considerations. The Deferred Purchase Consideration related to the Combangio Acquisition was measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Any change in the fair value of the Deferred Purchase Consideration was included in loss from operations in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2022, the Company settled $7,935 of the liability upon issuance of the Upfront Shares and during the year ended December 31, 2023, the Company settled the remaining liability of $365 upon the issuance of the Holdback Shares. During the years ended December 31, 2023 and 2022, the change in the fair value of the Deferred Purchase Consideration was a gain of $230 and a loss of $638, respectively, primarily due to the change in the fair value of the underlying stock price and was recognized as the (gain) loss on fair value remeasurement of deferred purchase consideration in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022.

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. To date, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) upon achieving the First Dosing Milestone in February 2023 and paid the remaining amount due in connection

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

with the First Dosing Milestone of $146 in cash in January 2024, which was included within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2023. Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, the change in the fair value of the contingent consideration liabilities was a loss of $740, primarily due to changes in discount rates, as well as changes in the expected timing and probability of payment, partially offset by the passage of time, and was recognized as a loss on fair value remeasurement of contingent consideration in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. During the year ended December 31, 2022, the change in the fair value of the contingent consideration liabilities was a gain of $288, primarily due to changes in discount rates, partially offset by the passage of time, and was recognized as a gain on fair value remeasurement of contingent consideration in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of December 31, 2023 and 2022:

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44,639	$44,639	$—	$—
Total Assets	$44,639	$44,639	$—	$—
Liabilities:
Contingent consideration	$4,110	$—	$—	$4,110
Total Liabilities	$4,110	$—	$—	$4,110

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$31,587	$31,587	$—	$—
Total Assets	$31,587	$31,587	$—	$—
Liabilities:
Deferred purchase consideration	$595	$—	$—	$595
Contingent consideration	8,370	—	—	8,370
Total Liabilities	$8,965	$—	$—	$8,965

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of December 31, 2023 and 2022:

	Fair Value at
	December 31,			Range
Financial Instrument	2023	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,110	Probability-adjusted	Period of expected milestone achievement	2025 - 2028 (2027)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	16.3%

	Fair Value at
	December 31,			Range
Financial Instrument	2022	Valuation Technique	Unobservable Input	(Average)
Deferred purchase consideration	$595	Option pricing model	Discount for lack of marketability	20%

Contingent consideration	$8,370	Probability-adjusted	Period of expected milestone achievement	2023 - 2027 (2025)
		discounted cash flow model	Probabilities of achievement	19.9% - 95.0% (44.9%)
			Discount rate	19.0%
			Discount for lack of marketability	20.0%

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2023:

Deferred purchase consideration
Balance at January 1, 2022	$7,892
Fair value adjustments	638
Settlements	(7,935)
Balance at January 1, 2023	$595
Fair value adjustments	(230)
Settlements	(365)
Balance at December 31, 2023	$—

Contingent consideration
Balance at January 1, 2022	$8,658
Fair value adjustments	(288)
Balance at January 1, 2023	$8,370
Fair value adjustments	740
Settlements	(4,854)
Reclassification to accrued expenses and other current liabilities	(146)
Balance at December 31, 2023	$4,110

During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2, and Level 3.

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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 6: Grant Income

CIRM Award

On August 2, 2023, Combangio, a wholly owned subsidiary of the Company, entered into an award agreement with CIRM for a $15,000 grant (the “CIRM Award”) to support Combangio’s KPI-012 program for the treatment of PCED. The award includes funding for the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio received an initial $5,900 disbursement from CIRM, and the balance of the award is payable to Combangio upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE Phase 2b clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1,000 of funds utilized by the Company until the earlier of ten years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties (the “Base Royalty”). In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500,000 per year until the last to expire patent covering such invention expires.

During the year ended December 31, 2023, the Company recognized $4,825 of grant income related to the CIRM Award on its consolidated statement of operations. As of December 31, 2023, the Company had deferred grant income of $1,075 on its consolidated balance sheet.

Note 7: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, consists of the following:

	December 31,	December 31,
	2023	2022

Insurance	$675	$698
Prepaid research and development	555	—
Non-trade receivables	119	908
Trade receivables, net	117	195
Due from Alcon	—	5,394
Other	509	657
Prepaid expenses and other current assets	$1,975	$7,852

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 8: Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2023	2022

Equipment	$894	$391
Computer hardware and software	869	1,204
Furniture and office equipment	—	29
Construction in progress	100	—
Property and equipment—at cost	1,863	1,624
Less: Accumulated depreciation	(1,110)	(1,224)
Property and equipment—net	$753	$400

Depreciation expense for the years ended December 31, 2023 and 2022 was $248 and $421, respectively.

Note 9: Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2023	2022

Compensation and benefits	$2,616	$3,334
Accrued revenue reserves (1)	1,659	807
Development costs	837	446
Professional services	515	948
Commercial costs	33	271
Contract manufacturing	11	453
Due to third parties in connection with Transition Agreement (2)	—	2,244
Other	347	407
Accrued expenses and other current liabilities	$6,018	$8,910
(1)	There were additional revenue reserves included in accounts payable of $483 as of December 31, 2022. There were no such amounts included in accounts payable as of December 31, 2023.
(2)	There were additional amounts due to third parties in connection with the Transition Agreement included in accounts payable of $1,737 as of December 31, 2022. There were no such amounts included in accounts payable as of December 31, 2023.

Note 10: Lease

Operating leases

Menlo Park, California Office Lease

In April 2023, Combangio entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The initial term of the lease is for 62 months which commenced on the lease commencement date of July 1, 2023, unless earlier terminated pursuant to the terms of the lease. The lease provides Combangio with an

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease during the year ended December 31, 2023, which is included in other long-term assets on the consolidated balance sheet as of December 31, 2023. Upon the lease commencement, the Company recorded a right-of-use asset of $2.2 million and corresponding $2.1 million of lease liability.

As of December 31, 2023, the Company recognized $2.0 million of right-of-use asset and a corresponding $2.1 million of lease liability (current and non-current) by calculating the present value of lease payments, discounted at 13.1%, the Company’s estimated incremental borrowing rate, over the expected term of the lease. As of December 31, 2023, the remaining lease term on the lease was 4.7 years. Variable lease expense for the lease, includes real estate taxes, common area maintenance, and management fees.

Terminated Vehicle Fleet Lease

During the year ended December 31, 2019, the Company entered into a master fleet lease agreement (the “Vehicle Fleet Lease”), pursuant to which it leased vehicles. The Vehicle Fleet Lease commenced upon the delivery of the initial vehicles in March 2019 and had been subject to modifications as the number of leased vehicles had increased or decreased. During the year ended December 31, 2022, in connection with the closing of the Alcon Transaction, the Company terminated the Vehicle Fleet Lease and, as of December 31, 2022, there was no remaining right-of-use asset or corresponding lease liability. In connection with the Vehicle Fleet Lease, the Company issued a letter of credit for $450 which was released in September 2022. As of December 31, 2022, the Company had a receivable of $775 due from the vendor for the sale of used vehicles following the lease termination, which was included within prepaid expenses and other current assets on the consolidated balance sheet. The remaining receivable from the vendor as of December 31, 2023 is de minimis.

The components of lease expense and related cash flows were as follows:

	Year Ended
	December 31,
	2023	2022
Lease cost
Operating lease cost	$314	$414
Short-term lease cost	161	173
Variable lease cost	98	758
Total lease cost	$573	$1,345

Operating cash outflows from operating leases	$203	$1,318

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	December 31,	December 31,
	2023	2022
Weighted average remaining lease term	4.7 years	0.5 years
Weighted average discount rate	13.1%	10.4%

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

As of December 31, 2023, the Company’s future minimum lease payments will become due and payable as follows:

Years Ending December 31,
2024	$581
2025	601
2026	622
2027	644
2028	440
Less: interest	(755)
Total	$2,133

Note 11: Debt

Loan and Security Agreement

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

Through June 30, 2023, the term loan bore interest at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, (b) 0.10% and (c) 7.89%. The Loan Agreement, prior to the Second Loan Amendment and Third Loan Amendment (as defined below), provided for interest-only payments until December 1, 2024 if neither the tranche B term loan nor the tranche C term loan are made, and until June 1, 2025 if either the tranche B term loan or the tranche C term loan is made (the “Amortization Date”). The aggregate outstanding principal balance of the term loans were required to be repaid in monthly installments starting on the Amortization Date based on a repayment schedule equal to (i) 18 months if neither the tranche B term loan nor the tranche C term loan is made and (ii) 12 months if either the tranche B term loan or the tranche C term loan is made. All unpaid principal and accrued and unpaid interest with respect to each term loan was due and payable in full on May 1, 2026 (the “Maturity Date”).

The Company paid a facility fee of $400 on the closing date of the Loan Agreement and agreed to pay a facility fee of $100 upon closing of the tranche B term loan and a $125 facility fee upon the closing of the tranche C term loan. The Company will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the Maturity Date. At the Company’s option, the Company may elect to make partial repayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid.

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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of December 31, 2023. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the consolidated statements of operations and comprehensive loss.

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

KALA BIO, INC.
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

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the consolidated statements of operations and comprehensive loss. As of December 31, 2023, the effective interest rate was 17.22%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the year ended December 31, 2023, the Company recognized interest expense of $5,814 for the Loan Agreement. This consisted of amortization of debt discount of $274, accretion of the final payment fee of $979 and the contractual coupon interest expense of $4,561. During the year ended December 31, 2022, the Company recognized interest expense of $7,280 for the Loan Agreement. This consisted of amortization of debt discount of $342, accretion of the final payment fee of $1,083 and the contractual coupon interest expense of $5,855.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The components of the carrying value of the debt as of December 31, 2023 and 2022 are detailed below:

	December 31,	December 31,
	2023	2022
Principal loan balance	$33,957	$43,303
Unamortized debt discount and issuance cost	(532)	(806)
Cumulative accretion of exit fee	765	440
Total debt	$34,190	$42,937
Less: current portion of long-term debt	—	(5,000)
Long-term debt, net	$34,190	$37,937

The annual principal payments due under the Loan Agreement as of December 31, 2023 were as follows:

Years Ending December 31,
2024	$—
2025	23,970
2026	9,987
2027	—
Total	$33,957

Note 12: Warrants

The Company has issued warrants in connection with debt transactions that were completed in 2018 and prior.

The following table summarizes the common stock warrants outstanding as of December 31, 2023 and 2022, each exercisable into the number of shares of common stock set forth below as of the specified dates:

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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 13: Common and Preferred Stock

Preferred Stock

The Company was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2023 and 2022. As of December 31, 2023, the Company designated 2,928 shares of preferred stock as Series F Preferred Stock, all of which were outstanding as of December 31, 2023. As of December 31, 2022, the Company designated 54,000 shares of preferred stock as Series E Preferred Stock of which 51,246 and 53,144 shares were outstanding as of December 31, 2023 and 2022, respectively.

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

Series E and Series F Convertible Non-Redeemable Preferred Stock

Pursuant to the Company’s Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock and the Company’s Certificate of Designations, Preferences and Rights of Series F Convertible Non-Redeemable Preferred Stock, each filed with the Secretary of State of the State of Delaware, the Company designated 54,000 and 2,928 shares of its authorized and unissued preferred stock as Series E Preferred Stock and Series F Preferred Stock, respectively, and established the rights, preferences and privileges of the Series E Preferred Stock and Series F Preferred Stock. As discussed more fully in Note 1, “Nature of Business,” on December 21, 2023, the Company entered into the 2023 Securities Purchase Agreement pursuant to which it issued 2,928 shares of Series F

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Preferred Stock at a per share price of $683.00. In December 2022, the Company entered into the 2022 Securities Purchase Agreement pursuant to which it issued 53,144 shares of Series E Preferred Stock at a per share price of $575.00. Each share of Series E Preferred Stock and Series F Preferred Stock has a par value of $0.001.

Series E Preferred Stock and Series F Preferred Stock

Conversion

Each share of Series E Preferred Stock and Series F Preferred Stock is initially convertible into 100 shares of common stock (subject to adjustment as provided in the applicable Certificate of Designations) at any time at the option of the holder, provided that the holder will be prohibited, subject to certain exceptions, from converting its shares of Series E Preferred Stock and/or Series F Preferred Stock for shares of common stock to the extent that immediately prior to or following such conversion, the holder, together with its affiliates and other attribution parties, would own in excess of 9.99% of the total number of shares of common stock of the Company then issued and outstanding after giving effect to such conversion, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to the Company (collectively, the “Beneficial Ownership Limitation”).

Voting

Shares of Series E Preferred Stock and shares of Series F Preferred Stock will generally have no voting rights, except to the extent provided by applicable law, and except that (i) the consent of the holders of a majority of the outstanding Series E Preferred Stock will be required to waive any provisions of the Series E Certificate of Designations and (ii) the consent of the holders of a majority of the outstanding Series F Preferred Stock will be required to waive any provisions of the Series F Certificate of Designations.

Dividends

Shares of Series E Preferred Stock and Series F Preferred Stock will be entitled to receive dividends equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of common stock.

Liquidation Rights

Upon any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary (“Dissolution”), subject to any superior rights of holders of senior securities, if any, holders of Series E Preferred Stock and holders of Series F Preferred Stock will be entitled to receive, on a pari passu basis, as applicable (A) an amount per share of Series E Preferred Stock equal to the greater of (i) $575.00 (as adjusted for stock splits, combinations, reorganizations and the like) plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series E Preferred Stock been converted into common stock (without regard to any restrictions on conversion, including the Beneficial Ownership Limitation) immediately prior to such Dissolution and (B) an amount per share of Series F Preferred Stock equal to the greater of (i) $683.00 (as adjusted for stock splits, combinations, reorganizations and the like) plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series F Preferred Stock been converted into common stock (without regard to any restrictions on conversion, including the Beneficial Ownership Limitation) immediately prior to such Dissolution, in each case, before any distributions shall be made to holders of common stock or any series of preferred stock ranked junior to the Series E Preferred Stock and the Series F Preferred Stock. If, upon any such Dissolution, the assets of the Company are insufficient to pay the holders of shares of the Series E Preferred Stock and the holders of shares of Series F Preferred Stock the full amount required under the preceding sentence, the holders of shares of Series E Preferred Stock and the holders of shares of Series F Preferred Stock will share in any distribution of the assets

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares of Series E Preferred Stock and the Series F Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares of were paid in full.

Common Stock

The Company was authorized to issue up to 120,000,000 shares of common stock with a $0.001 par value per share as of December 31, 2023 and 2022. The Company had 2,759,372 and 1,706,971 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively.

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

In the event of the Company’s Dissolution, whether voluntary or involuntary, the holders of its common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of the Series F Preferred Stock, the Series E Preferred Stock and any preferred stock that the Company may issue in the future. Holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to and may be adversely affected by the rights of the holders of Series F Preferred Stock, the Series E Preferred Stock and shares of any series of its preferred stock that the Company may designate and issue in the future.

Reserved Shares

As of December 31, 2023 and 2022, the Company has reserved the following shares of common stock for issuance upon exercise of rights under warrants, under the Amended and Restated 2017 Employee Stock Purchase Plan (the “ESPP”), upon the exercise of stock options, upon the vesting of RSUs and PSUs, upon the issuance of the Deferred Purchase Consideration in connection with the Combangio Acquisition (see Note 5), upon conversion of the Series E Preferred Stock and upon conversion of the Series F Preferred Stock:

	December 31,	December 31,
	2023	2022
Warrant rights to acquire common stock	4,303	4,303
ESPP	28,927	15,548
Outstanding inducement stock option awards	14,180	11,080
2009 Plan	26	32,642
2017 Plan	1,596,113	248,221
Deferred Purchase Consideration	—	19,350
Series E Preferred Stock (as converted to common shares)	5,124,600	5,314,400
Series F Preferred Stock (as converted to common shares)	292,800	—
Total	7,060,949	5,645,544

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Second Closing Right

The Company determined that the common stock and the Series E Preferred Stock issued on December 1, 2022 and the Series E Preferred Stock issued on December 27, 2022 (the “Second Closing Right”) pursuant to the 2022 Securities Purchase Agreement, each represented separate freestanding financial instruments and were not within the scope of ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”). The instruments did not contain any embedded derivatives required to be bifurcated from the Series E Preferred Stock and the instruments were each equity classified within permanent equity. The Company determined that the relative fair value of the Second Closing Right was de minimis.

The Series F Preferred Stock issued on December 22, 2023 pursuant to the 2023 Securities Purchase Agreement was not within the scope of ASC 480, the instrument did not contain any embedded derivatives required to be bifurcated from the Series F Preferred Stock and the instrument was equity classified within permanent equity.

Note 14: Stock-based Compensation

Stock Incentive Plans

On June 22, 2023, the Company’s stockholders approved the Company’s Amended and Restated 2017 Equity Incentive Plan, which amended and restated the Company’s 2017 Equity Incentive Plan, as amended (the “2017 Plan”), to (i) increase the number of shares of common stock authorized for issuance thereunder by 1,250,000 shares; (ii) limit the number of incentive stock options that can be granted under the plan to 7,738,761 shares of common stock; (iii) add an annual limit on non-employee director compensation, including cash and the value of equity awards, of $750,000 for incumbent directors and $1,000,000 in a director’s first year of service; and (iv) extend the term of the plan (including the duration of the evergreen) to 10 years from June 22, 2023, the date that stockholders approved the plan. As of December 31, 2023, there were 112,597 shares of common stock available for grant under the Amended and Restated 2017 Equity Incentive Plan. In addition, the Amended and Restated 2017 Equity Plan provides for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2033, equal to the lower of (i) 4% of the sum of (I) the number of outstanding shares of common stock on such date and (II) the number of shares of common stock issuable upon conversion of any outstanding shares of convertible preferred stock of the Company on such date (without giving effect to any restrictions or limitations on conversion) and (ii) an amount determined by the Company’s board of directors. On January 1, 2024, 327,070 shares of common stock were added and were available for grant under the Amended and Restated 2017 Equity Incentive Plan.

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

Stock Option Awards

On May 1, 2023, the Company commenced a one-time stock option exchange program (the “Option Exchange Program”), under which the Company’s eligible executive officers, other employees and non-employee directors (collectively, “Eligible Holders”) were given the opportunity to exchange outstanding options to purchase shares of the Company’s common stock held by them for an equal number of RSUs that are subject to vesting conditions. The Option Exchange Program expired on May 30, 2023. A total of 36 Eligible Holders participated in the Option Exchange Program. Pursuant to the terms and conditions of the Option Exchange Program, the Company accepted for exchange

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

options to purchase a total of 182,251 shares of the Company’s common stock. All surrendered options were cancelled effective as of the expiration of the Option Exchange Program, and immediately thereafter, in exchange therefor, the Company granted a total of 182,251 RSUs pursuant to the terms of the Option Exchange Program and the 2017 Plan. A de minimis number of eligible options were not surrendered for exchange and remain outstanding. Based upon the modification guidance under ASC 718, the Company is required to record an incremental compensation expense of $1,210, which will be recorded, along with the unrecognized compensation cost as of the date of the modification, over the remaining service period of the modified awards.

During the year ended December 31, 2023, the Company granted options for the purchase of 666,962 shares of common stock, including options to directors and inducement grant options to purchase 13,920 shares of common stock to new employees made outside of the 2017 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). During the year ended December 31, 2022, the Company granted options for the purchase of 83,221 shares of common stock, including options with performance criteria as described below, options to directors and inducement grant options to purchase 2,800 shares of common stock to new employees made outside of the 2017 Plan in accordance with Nasdaq Listing Rule 5635(c)(4).

A summary of option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding as of January 1, 2023	206,221	$260.00	6.2	$203
Granted	666,962	14.57
Exercised	—	—
Forfeited	(203,119)	259.25
Outstanding as of December 31, 2023	670,064	$15.93	9.4	$—
Vested or expected to vest as of December 31, 2023	670,064	$15.93	9.4	$—
Options exercisable as of December 31, 2023	2,892	$329.92	3.3	$—

The Company records stock-based compensation related to stock options granted at fair value. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted during the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023			2022
Expected volatility	108.4%	–	123.1%	72.9%	–	87.0%
Risk-free interest rate	3.55%	–	4.43%	1.43%	–	4.19%
Expected dividend yield		0%			0%
Expected term (in years)	5.50	–	6.10	5.50	–	6.10

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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The weighted average grant-date fair value of options granted during the years ended December 31, 2023 and 2022, was $12.82 and $40.40, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. As of December 31, 2023, there was $7,346 of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted-average period of 3.34 years. Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended
	December 31,
	2023	2022
Cost of product revenues	$—	$166
Research and development	2,110	1,292
Selling, general and administrative	5,353	5,550
Total	$7,463	$7,008

There were no stock-based compensation costs capitalized into inventory in the year ended December 31, 2023. Stock-based compensation costs capitalized into inventory totaled $190 for the year ended December 31, 2022. Capitalized stock-based compensation was recognized as an expense in cost of product revenues when the related product was sold or in selling, general and administrative expense when the related product was designated as a sample.

There were no stock options exercised during the year ended December 31, 2023. Cash proceeds received from the exercise of stock options were de minimis during the year ended December 31, 2022. The total intrinsic value of options exercised for the year ended December 31, 2022, was de minimis.

In January 2022, the Company granted stock options to purchase up to 14,850 shares of common stock to certain executives tied to certain performance criteria. On March 14, 2023, the Compensation Committee of the Company’s Board determined that certain of the performance conditions were achieved at specific levels of achievement, resulting in vesting of options to purchase an aggregate of 3,960 shares of common stock. All outstanding stock options tied to performance criteria were surrendered in the Option Exchange Program and as such, there were none outstanding as of December 31, 2023.

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

During the years ended December 31, 2023 and 2022, the Company issued 824,190 RSUs (which includes the RSUs issued in connection with the Option Exchange Program) and 6,910 RSUs, respectively, to certain executives and other employees which will vest no sooner than one-third per year over three years on the anniversary of the date of grant.

As of December 31, 2023, a total of 827,658 RSUs were outstanding, consisting of 824,998 unvested shares and 2,660 vested and deferred shares by directors. This results in unrecognized stock-based compensation of $13,343 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 2.16 years.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A summary of activity for RSUs for the year ended December 31, 2023 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested and outstanding balance as of January 1, 2023	4,887	$230.29
Changes during the period:
Granted	824,190	21.73
Vested	(2,202)	248.11
Forfeited	(1,877)	43.75
Unvested and outstanding balance as of December 31, 2023	824,998	$22.31
Vested and deferred balance as of December 31, 2023	2,660

Employee Stock Purchase Plan—In 2017, the Company approved the 2017 Employee Stock Purchase Plan, which was amended and restated in December 2018 (as amended, the “ESPP”). The ESPP reserved an aggregate of 4,466 shares of common stock and provides for an annual increase on the first day of each fiscal year, beginning on January 1, 2019 and ending on December 31, 2029, in an amount equal to the lowest of: (1) 17,868 shares of the Company’s common stock; (2) 1% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the Company’s board of directors. On January 1, 2024, 27,593 shares of common stock were added and were available for grant under the ESPP.

The ESPP provides for two six-month offering periods each year: the first offering period begins on the first trading day on or after each January 1 and the second offering period begins on the first trading day on or after each July 1. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The fair value of the purchase rights granted under the ESPP was estimated on the date of grant, using the Black-Scholes option-pricing model. During the years ended December 31, 2023 and 2022, employees of the Company purchased an aggregate of 3,690 and 13,791 shares, respectively under the ESPP.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 15: Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(42,199)	$(44,822)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	2,432,008	1,520,611

Net loss per share attributable to common stockholders, basic and diluted	$(17.35)	$(29.48)
(1)	Included in the weighted-average common shares outstanding, basic and diluted for the year ended December 31, 2022 is an aggregate of 19,350 shares of common stock that were held back by the Company as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued in March 2023.

The following potential common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The share amounts presented below represent the average of the quarters’ incremental shares:

	Year Ended
	December 31,
	2023	2022
Options to purchase shares of common stock	549,952	233,231
Unvested RSUs and PSUs	654,907	9,718
Unexercised warrants	4,303	4,303
Convertible preferred stock (as converted to common stock)	5,282,850	1,328,600
	6,492,012	1,575,852

Note 16: Income Taxes

The Company has had no income tax expense due to operating losses incurred for the years ended December 31, 2023 and 2022. The Company has also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	7.6	5.4
Research and development tax credits	2.4	—
Stock-based compensation	(15.0)	(4.6)
Change in valuation allowance	(15.3)	7.5
Losses and Credits Limited by Section 382 & Section 383	—	(28.8)
Other	(0.7)	(0.5)
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$108,919	$102,565
Capitalized research and development and start-up expenditures	12,153	8,230
Stock-based compensation	1,195	7,243
Research and development tax credit carryforwards	1,154	—
Lease liabilities	672	4
Rebates, incentives, trade discounts and allowances	522	223
Deferred gain on sale of Commercial Business	—	1,145
Other	4,754	2,000
Total deferred tax assets	$129,369	$121,410
Deferred tax liabilities:
Right-of-use assets	(638)	(4)
Total deferred tax liabilities	$(638)	$(4)
Valuation allowance	$(128,731)	$(121,406)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $7,325 and decreased by $2,727 during the years ended December 31, 2023 and 2022, respectively. The current year increase is primarily the result of an increase in federal net operating losses and the generation of federal and state research and development tax credits. The prior year decrease is primarily the result of a material reduction to the net operating loss carryforward and the research and development tax credits deferred tax assets caused by limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, thus lowering the valuation allowance required. Management reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of $369,337 and $349,378, respectively, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2023 and 2022, the Company had state net operating loss carryforwards of $413,711 and $390,607, respectively, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2024. As of December 31, 2023, the Company had $1,154 federal and state research and

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

development credit carryforwards and as of December 31, 2022, the Company had no federal and state research and development credit carryforwards.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company completed an analysis as of December 31, 2022 and determined that an ownership change occurred during December 2022 as a result of the Company’s entry into the 2022 Securities Purchase Agreement which materially limited the net operating loss carryforwards and research and development tax credits. As a result of this most recent ownership change, the utilization of the Company’s net operating loss carryforwards is subject to an annual limitation of $222, which is reflected in the numbers presented above. The Company has not completed an analysis as of December 31, 2023 but does not expect any change would further limit the net operating loss carryforwards.

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

As of December 31, 2023 and 2022 the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2023 and 2022.

Note 17: Commitments and Contingencies

Stanford License Agreement — In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. During the year ended December 31, 2023, the Company paid Stanford a $175 milestone payment which was triggered by the commencement of the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. Additional amounts paid to Stanford in the years ended December 31, 2023 and 2022 were de minimis.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company’s minimum obligations due under the Stanford License Agreement as of December 31, 2023, are as follows:

Years Ending December 31,
2024	$30
2025	65
2026	65
2027	65
2028	65
Thereafter	325
Total minimum license payments	$615

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the First Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the Merger Agreement, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of December 31, 2023 or December 31, 2022, such contingencies have not been recorded in the Company’s consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

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

As of December 31, 2023 and 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and has no amount accrued related to these contingencies. The Company does not expect these indemnifications to have a material adverse effect on these consolidated financial statements.

Note 18: Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits.

The Company made discretionary matching contributions of $142 and $396 to the 401(k) Plan during the years ended December 31, 2023 and 2022, respectively.