Form 10-Q
period 2024-03-31
KALA BIO, Inc.
filed 2024-05-14
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 2,816,454 shares of Common Stock, $0.001 par value per share, outstanding as of May 13, 2024.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of March 31, 2024, we had an accumulated deficit of $641.2 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts. The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business, and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, could result in an event of default and acceleration of amounts due.
●	We are substantially dependent on the success of KPI-012. If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other biological product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development or commercialization of our product candidates, we may need to abandon or limit our development and/or commercialization efforts for such product candidates.

●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States, and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.
●	Public health epidemics, including the COVID-19 pandemic, could impact the development of KPI-012 or any other product candidate we develop, and may adversely affect our business, results of operations and financial condition.
●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, may also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	Our reliance on CIRM funding for KPI-012 adds uncertainty to our research and development efforts, imposes certain compliance obligations on us and imposes requirements that may increase the costs of commercializing KPI-012.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if and when approved, will be harmed.
●	If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market are each events of default under our Loan Agreement, which could adversely effect our financial condition and ability to pursue our business strategy.
●	Our largest stockholder may have the ability to exercise significant influence over certain of our business decisions and could influence matters submitted to stockholders for approval.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$48,478	$50,895
Prepaid expenses and other current assets	1,609	1,975
Total current assets	50,087	52,870
Non-current assets:
Property and equipment, net	714	753
Right-of-use assets	1,945	2,025
Other long-term assets	287	301
Total assets	$53,033	$55,949
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$732	$919
Accrued expenses and other current liabilities	4,810	6,018
Deferred grant income	—	1,075
Current portion of lease liabilities	345	334
Current portion of long-term debt	5,992	—
Total current liabilities	11,879	8,346
Long-term liabilities:
Long-term lease liabilities	1,715	1,799
Long-term debt	28,510	34,190
Long-term contingent consideration	4,268	4,110
Total long-term liabilities	34,493	40,099
Total liabilities	46,372	48,445
Commitments and Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 51,246 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023, 2,928 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023, and 10,901 and 0 shares of Series G Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 2,816,454 and 2,759,372 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	647,874	636,910
Accumulated deficit	(641,216)	(629,409)
Total stockholders' equity	6,661	7,504
Total liabilities and stockholders' equity	$53,033	$55,949

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023

Costs and expenses:
General and administrative	5,422	6,030
Research and development	6,351	4,036
Gain on fair value remeasurement of deferred purchase consideration	—	(230)
Loss on fair value remeasurement of contingent consideration	158	1,847
Total costs and expenses	11,931	11,683
Loss from operations	(11,931)	(11,683)
Other income (expense):
Interest income	504	675
Interest expense	(1,455)	(1,474)
Grant income	1,075	—
Other (expense) income, net	—	(1,973)
Total other income (expense)	124	(2,772)
Net loss	$(11,807)	$(14,455)
Net loss per share attributable to common stockholders—basic and diluted	$(4.20)	$(6.99)
Weighted average shares outstanding—basic and diluted	2,813,210	2,069,186

Net loss	$(11,807)	$(14,455)
Other comprehensive loss:
Change in unrealized gain on investments	—	—
Total other comprehensive loss	—	—
Total comprehensive loss	$(11,807)	$(14,455)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2024
	Series E		Series F		Series G
	Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	51,246	$—	2,928	$—	—	$—	2,759,372	$3	$636,910	$(629,409)	$7,504
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	49,503	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	3,579	—	21	—	21
Issuance of common stock to satisfy service contract	—	—	—	—	—	—	4,000	—	29	—	29
Issuance of convertible Series G preferred stock, net of issuance cost of $62	—	—	—	—	10,901	—	—	—	8,538	—	8,538
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,376	—	2,376
Net loss	—	—	—	—	—	—	—	—	—	(11,807)	(11,807)
Balance as of March 31, 2024	51,246	$—	2,928	$—	10,901	$—	2,816,454	$3	$647,874	$(641,216)	$6,661

	Three Months Ended March 31, 2023
	Series E
	Convertible
	Non-Redeemable
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	53,144	$—	1,706,971	$2	$606,182	$(587,210)	$18,974
At the market offering, net of offering costs of $384	—	—	475,265	—	14,893	—	14,893
Issuance of common stock for vested restricted stock units	—	—	2,202	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	461	—	6	—	6
Issuance of common stock to satisfy deferred purchase consideration	—	—	19,350	—	365	—	365
Issuance of common stock to satisfy contingent consideration	—	—	105,038	—	2,354	—	2,354
Stock-based compensation expense	—	—	—	—	1,324	—	1,324
Net loss	—	—	—	—	—	(14,455)	(14,455)
Balance as of March 31, 2023	53,144	$—	2,309,287	$2	$625,124	$(601,665)	$23,461

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,807)	$(14,455)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	66	77
Non-cash operating lease cost	80	10
Gain on fair value remeasurement of deferred purchase consideration	—	(230)
Loss on fair value remeasurement of contingent consideration	158	1,847
Amortization of debt discount and other non-cash interest	312	329
Stock-based compensation	2,376	1,324
Other non-cash losses	17	—
Change in operating assets and liabilities:
Accounts receivable	—	80
Prepaid expenses and other current assets	378	5,470
Inventory and assets held for sale	—	2,189
Accounts payable	(187)	(1,826)
Accrued expenses and other current liabilities	(2,164)	(4,489)
Lease liabilities and other long-term liabilities	(73)	(10)
Net cash used in operating activities	(10,844)	(9,684)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(13)	(108)
Net cash used in investing activities	(13)	(108)
Cash flows from financing activities:
Proceeds from issuance of Series G preferred stock, net of issuance costs of $62	8,538	—
Proceeds from common stock offerings, net of offering costs	—	14,893
Payment of principal, prepayment premium and final payment fee on debt	—	(10,000)
Contingent consideration related to Combangio acquisition	(119)	(2,041)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	21	6
Net cash provided by financing activities	8,440	2,858
Net decrease in cash, cash equivalents and restricted cash:	(2,417)	(6,934)
Cash, cash equivalents and restricted cash at beginning of period	50,895	70,745
Cash, cash equivalents and restricted cash at end of period	$48,478	$63,811
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$48,478	$63,811
Less restricted cash	—	(175)
Cash and cash equivalents at end of period	$48,478	$63,636

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$67
Issuance of common stock to satisfy deferred purchase consideration in additional paid-in capital	—	365
Issuance of common stock to satisfy contingent consideration in additional paid-in capital	—	2,354
Issuance of common stock to satisfy service contract in additional paid-in capital	29	—
Transaction costs included in accrued expenses	62	—

Supplemental disclosure:
Cash paid for interest	$1,144	$1,227

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

On November 15, 2021, the Company acquired Combangio, Inc. (“Combangio”), including its mesenchymal stem cell secretomes (“MSC-S”) platform and lead product candidate for the treatment of persistent corneal epithelial defects (“PCED”), which the Company refers to as KPI-012 (collectively, the “Combangio Acquisition”). PCED is a rare disease of impaired corneal healing. In February 2023, the Company dosed its first patient in the CHASE (“Corneal Healing After SEcretome therapy”) Phase 2b clinical trial of KPI-012 for PCED in the United States. KPI-012 has received both Orphan Drug and Fast Track designations from the FDA for the treatment of PCED. The Company expects to commercialize in the United States any of its product candidates that receive marketing approval. In connection with the determination to focus its research and development efforts on KPI-012, in 2022, the Company ceased the development of its preclinical pipeline programs that are unrelated to its MSC-S platform.

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

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations including a net loss of $11,807 and $14,455 for the three months ended March 31, 2024 and 2023,

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

respectively, and cash used in operating activities of $10,844 and $9,684, in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $641,216. The Company generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public offerings of common stock and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s private placements in 2022, 2023 and 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (the “Loan Agreement”), convertible promissory notes and warrants. In August 2023, following entry into the award agreement with the California Institute for Regenerative Medicine (“CIRM”), Combangio received an initial $5,900 disbursement from CIRM, and the balance of the total $15,000 award is payable to Combangio upon the achievement of specified milestones (see Note 4, “Grant Income” for further information about the CIRM Award (as defined below)). The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of the Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the Combangio Acquisition and the sale of the Commercial Business to Alcon, the Company is devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications the Company determines to pursue, including Limbal Stem Cell Deficiency. The Company has no revenue-generating commercial products and, as a result of the Combangio Acquisition, may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or of the amount of milestone payments the Company may receive, if any. Additionally, the Company cannot be certain that it will achieve the milestones within the timeframe required by the CIRM Award, or at all, and as such the Company may never receive the remaining $9,100 under the award. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash and cash equivalents as of March 31, 2024, will enable it to fund its operating expenses, lease and debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.

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

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Net Loss per Share Attributable to Common Stockholders—The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no contractual obligation to share in losses. For all periods presented, the two-class method was not applicable.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2024 and 2023. (See Note 11, “Loss Per Share”).

Unaudited Interim Financial Information—The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations, statement of stockholders’ equity and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of KALA BIO, Inc. and its wholly owned subsidiaries, Kala Pharmaceuticals Security Corporation and Combangio, Inc. All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2024.

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

The Company’s financial instruments as of March 31, 2024 and December 31, 2023 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

The Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue an aggregate of 155,664 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to former Combangio stockholders and other equityholders (the “Combangio Equityholders”) consisting of (i) an aggregate of 136,314 shares of common stock issued on January 3, 2022 (the “Upfront Shares”) and (ii) an aggregate of 19,350 shares of common stock that were held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued on March 10, 2023 (the “Holdback Shares”). The Company established liabilities for these considerations. The Deferred Purchase Consideration related to the Combangio Acquisition was measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Any change in the fair value of the Deferred Purchase Consideration was included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023, the Company settled the remaining liability of $365 upon the issuance of the Holdback Shares and therefore there was no change in the fair value of the Deferred Purchase Consideration during the three months ended March 31, 2024. The change in the fair value of the Deferred Purchase Consideration was a gain of $230 during the three months ended March 31, 2023, primarily due to the change in the fair value of the underlying stock price and was recognized as the gain on fair value remeasurement of deferred purchase consideration in the condensed consolidated statement of operations and comprehensive loss.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. As of March 31, 2024, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,646 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) following dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “First Dosing Milestone”). Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024 and 2023, the change in fair value of the contingent consideration liabilities was a loss of $158 and $1,847, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment, and were recognized as a loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41,898	$41,898	$—	$—
Total Assets	$41,898	$41,898	$—	$—
Liabilities:
Contingent consideration	$4,268	$—	$—	$4,268
Total Liabilities	$4,268	$—	$—	$4,268

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44,639	$44,639	$—	$—
Total Assets	$44,639	$44,639	$—	$—
Liabilities:
Contingent consideration	$4,110	$—	$—	$4,110
Total Liabilities	$4,110	$—	$—	$4,110

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of March 31, 2024 and December 31, 2023:

	Fair Value at
	March 31,			Range
Financial Instrument	2024	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,268	Probability-adjusted	Period of expected milestone achievement	2025 - 2028 (2027)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	16.0%

	Fair Value at
	December 31,			Range
Financial Instrument	2023	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,110	Probability-adjusted	Period of expected milestone achievement	2025 - 2028 (2027)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	16.3%

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2024 and 2023:

Contingent consideration
Balance at January 1, 2024	$4,110
Fair value adjustments	158
Balance at March 31, 2024	$4,268

Contingent consideration
Balance at January 1, 2023	$8,370
Fair value adjustments	1,847
Settlements	(4,854)
Reclassification to accrued expenses and other current liabilities	(129)
Balance at March 31, 2023	$5,234

Deferred purchase consideration
Balance at January 1, 2023	$595
Fair value adjustments	(230)
Settlements	(365)
Balance at March 31, 2023	$—

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2, and Level 3.

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

During the three ended March 31, 2024, the Company recognized $1,075 of grant income related to the CIRM Award on its condensed consolidated statement of operations and recognized no grant income during the three months ended March 31, 2023. As of March 31, 2024, the Company had no deferred grant income on its condensed consolidated balance sheet and as of December 31, 2023, the Company had deferred grant income of $1,075 on its condensed consolidated balance sheet.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023

Accrued revenue reserves	$1,501	$1,659
Compensation and benefits	1,271	2,616
Development costs	752	837
Professional services	710	515
Contract manufacturing	423	11
Other	153	380
Accrued expenses and other current liabilities	$4,810	$6,018

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

6. LEASES

Operating leases

Menlo Park, California Office Lease

In April 2023, Combangio entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The initial term of the lease is for 62 months which commenced on the lease commencement date of July 1, 2023, unless earlier terminated pursuant to the terms of the lease. The lease provides Combangio with an option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease during the year ended December 31, 2023, which is included in other long-term assets on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. Upon the lease commencement, the Company recorded a right-of-use asset of $2,154 and corresponding $2,133 of lease liability.

As of March 31, 2024, the Company recognized $1,945 of right-of-use asset and a corresponding $2,060 of lease liability (current and non-current) by calculating the present value of lease payments, discounted at 13.1%, the Company’s estimated incremental borrowing rate, over the expected term of the lease. As of March 31, 2024, the remaining lease term on the lease was 4.4 years. Variable lease expense for the lease, includes real estate taxes, common area maintenance, and management fees.

The components of lease expenses and related cash flows were as follows:

	Three Months Ended
	March 31,
	2024	2023
Lease cost
Operating lease cost	$149	$10
Short-term lease cost	8	20
Variable lease cost	60	6
Total lease cost	$217	$36

Operating cash outflows from operating leases	$143	$10

The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	March 31,	December 31,
	2024	2023
Weighted average remaining lease term	4.4 years	4.7 years
Weighted average discount rate	13.1%	13.1%

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

As of March 31, 2024, the Company expects that its future minimum lease payments will become due and payable as follows:

Years Ending December 31,
2024 (remaining nine months)	$438
2025	601
2026	622
2027	644
2028	440
Less: interest	(685)
Total	$2,060

7. DEBT

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

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of March 31, 2024. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, the effective interest rate was 17.20%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $1,456 and $1,475, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $72 and $71 for the three months ended March 31, 2024 and 2023, respectively, accretion of the final payment fee of $240 and $258 for the three months ended March 31, 2024 and 2023, respectively, and the contractual coupon interest expense of $1,144 and $1,146 for the three months ended March 31, 2024 and 2023, respectively.

The components of the carrying value of the debt as of March 31, 2024 and December 31, 2023 are detailed below:

	March 31,	December 31,
	2024	2023
Principal loan balance	$33,957	$33,957
Unamortized debt discount and issuance cost	(459)	(532)
Cumulative accretion of exit fee	1,004	765
Total debt	$34,502	$34,190
Less: current portion of long-term debt	(5,992)	—
Long-term debt, net	$28,510	$34,190

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The annual principal payments due under the Loan Agreement as of March 31, 2024 were as follows:

Years Ending December 31,
2024 (remaining nine months)	$—
2025	23,970
2026	9,987
Total	$33,957

8. WARRANTS

The following table summarizes the common stock warrants outstanding as of March 31, 2024 and December 31, 2023, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	March 31,	December 31,
Issued	Price Per Share	Date	From	2024	2023
2014	$375.00	November 2024	July 2017	320	320
2016	$413.50	October 2026	September 2017	290	290
2018	$609.23	October 2025	October 2018	3,693	3,693
				4,303	4,303

9. EQUITY FINANCINGS

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

During the three months ended March 31, 2023, the Company sold an aggregate of 475,265 shares of its common stock pursuant to (1) the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2020 Shelf ATM Prospectus Supplement, for total net proceeds of $14,893.

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

There were no shares sold under the Open Market Sale Agreement under the 2023 Shelf Registration during the three months ended March 31, 2024.

Private Placements

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

On March 25, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of Series G Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series G Preferred Stock”), for aggregate gross proceeds of approximately $8,600 (the “2024 Private Placement”). Pursuant to the 2024 Securities Purchase Agreement, the Company issued and sold to the purchasers at the closing of the 2024 Private Placement, 10,901 shares of Series G Preferred Stock, at a price per preferred share equal to $788.90. Costs incurred in connection with the 2024 Private Placement were $62, which were recorded as a reduction to additional paid-in capital.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

10. STOCK‑BASED COMPENSATION

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

As of March 31, 2024, there were 92,062 shares of common stock available for grant under the Amended and Restated 2017 Equity Incentive Plan.

During the three months ended March 31, 2024, the Company granted options for the purchase of 287,691 shares of common stock, including inducement grant options to purchase 3,125 shares of common stock to a new employee made outside of the 2017 Plan in accordance with Nasdaq Listing Rule 5635(c)(4), and 63,080 RSUs. In January 2024, employees of the Company purchased an aggregate of 3,579 shares under the Employee Stock Purchase Plan.

The assumptions used in determining fair value of the stock options granted during the three months ended March 31, 2024 are as follows:

	Three Months Ended March 31,
	2024
Expected volatility	108.1%	–	108.2%
Risk-free interest rate	3.98%	–	3.98%
Expected dividend yield		0%
Expected term (in years)	6.02	–	6.07

During the three months ended March 31, 2024, the weighted average grant-date fair value of options granted was $5.86.

As of March 31, 2024, a total of 841,235 RSUs were outstanding, consisting of 838,575 unvested RSUs and 2,660 vested and deferred shares by directors.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Research and development	$665	$385
General and administrative	1,711	939
Total	$2,376	$1,324

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

11. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(11,807)	$(14,455)
Denominator:
Weighted-average common shares outstanding, basic and diluted	2,813,210	2,069,186

Net loss per share attributable to common stockholders, basic and diluted	$(4.20)	$(6.99)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2024	2023
Options to purchase shares of common stock	957,714	191,475
Unvested RSUs and PSUs	838,575	144,633
Unexercised warrants	4,303	4,303
Convertible preferred stock (as converted to common stock)	6,507,500	5,314,400
	8,308,092	5,654,811

12. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2024 and 2023. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company completed an analysis as of December 31, 2022 and determined that an ownership change occurred during December 2022 which materially limited the net operating loss carryforwards and research and development tax credits. As a result of this most recent ownership change, the utilization of the Company’s net operating loss carryforwards is subject to an annual

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

limitation of $222. The Company has not completed an analysis as of December 31, 2023 but does not expect any change would further limit the net operating loss carryforwards.

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

As of March 31, 2024 and December 31, 2023, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three months ended March 31, 2024 and 2023.

13. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. The Company was obligated to pay Stanford a $175 milestone payment which was triggered by the commencement of the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States which was included within accounts payable on the consolidated balance sheet as of March 31, 2023. Amounts paid to Stanford in the three months ended March 31, 2024 and 2023 were de minimis.

Litigation— The Company is not currently subject to any material legal proceedings.

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the First Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the merger agreement for the Combangio Acquisition, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of March 31, 2024 or December 31, 2023, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 29, 2024. This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

We believe the multifactorial mechanism of action of KPI-012 also makes our MSC-S a platform technology. We are evaluating the potential development of KPI-012 for additional rare front-of-the-eye diseases, such as for the treatment of Limbal Stem Cell Deficiency and other rare corneal diseases that threaten vision. In addition, we have initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. In connection with the determination to focus our research and development efforts on KPI-012, in 2022, we determined to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform. We expect to commercialize in the United States any of our product candidates that receive marketing approval. For a further description of our acquisition of Combangio, KPI-012 and PCED, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and see Note 1, “Nature of Business and Basis of Presentation”, Note 3, “Fair Value of Financial Instruments” and Note 13, “Commitments and Contingencies” of our condensed consolidated financial statements included herein.

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

On July 8, 2022, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer to collectively as Alcon, purchased from us the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business. We refer to this transaction as the Alcon Transaction. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction. For a further description of the Alcon Transaction, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 1, “Nature of Business and Basis of Presentation” of our condensed consolidated financial statements, included herein.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net loss was $11.8 million for the three months ended March 31, 2024, and $42.2 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $641.2 million. We generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and/or preferred stock (including our private placement of preferred stock for gross proceeds of approximately $2.0 million in December 2023, or our 2023 Private Placement, and $8.6 million in March 2024, or our 2024 Private Placement), borrowings under credit facilities and our Loan Agreement with Oxford Finance, or the Loan Agreement, a grant from California Institute for Regenerative Medicine, or CIRM, convertible promissory notes and warrants.

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

Financial Operations Overview

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, stock-based compensation and travel expenses related to our executive, finance, human resources, legal, compliance, information technology and business development functions. General and administrative expenses also include professional fees for auditing, tax, information technology, consultants, legal services and allocated facility-related costs not otherwise included in research and development expenses.

We expect that our general and administrative expenses for 2024 will be comparable to such expenses for the year ended December 31, 2023. We anticipate that our general and administrative expenses will stabilize at 2023 expense levels for the next several years. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

Gain on Fair Value Remeasurement of Deferred Purchase Consideration

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

Loss on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. As of March 31, 2024, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) as a result of our dosing the first patient in our CHASE trial in February 2023, or the First Dosing Milestone. The remaining amount of $0.1 million due in connection with the First Dosing Milestone was paid in cash in January 2024. All potential milestone payments to the Combangio Equityholders are payable in cash going forward.

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

The potential payments and milestones are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 3, “Fair Value of Financial Instruments” of our condensed consolidated financial statements.

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

Other (Expense) Income, Net

Other income (expense), net consists of expenses recorded to assets held for sale for the write-off of the remaining inventory balance related to the Alcon Transaction, partially offset by reimbursable transition-related services we provided to Alcon following the sale of the Commercial Business.

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

There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	Change

	(in thousands)
Costs and expenses:
General and administrative	$5,422	$6,030	$(608)
Research and development	6,351	4,036	2,315
Gain on fair value remeasurement of deferred purchase consideration	—	(230)	230
Loss on fair value remeasurement of contingent consideration	158	1,847	(1,689)
Total operating expenses	11,931	11,683	248
Loss from operations	(11,931)	(11,683)	(248)
Other income (expense)
Interest income	504	675	(171)
Interest expense	(1,455)	(1,474)	19
Grant income	1,075	—	1,075
Other (expense) income, net	—	(1,973)	1,973
Net loss	$(11,807)	$(14,455)	$2,648

General and administrative expenses

General and administrative expenses were $5.4 million for the three months ended March 31, 2024, compared to $6.0 million for the three months ended March 31, 2023, which was a decrease of $0.6 million. The decrease in general and administrative expenses for the three months ended March 31, 2024 was primarily due to a $1.3 million decrease in administrative and professional service fees, partially offset by a $0.7 million increase in stock-based compensation costs and employee related costs.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	Change

	(in thousands)
KPI-012 development costs	$3,047	$1,825	$1,222
Employee‑related costs	2,868	2,159	709
Other research and development costs	436	52	384
Total research and development	$6,351	$4,036	$2,315

Research and development expenses were $6.4 million for the three months ended March 31, 2024, compared to $4.0 million for the three months ended March 31, 2023, an increase of $2.3 million. The increase was primarily related to a $1.2 million increase in KPI-012 development costs and a $0.7 million increase in employee-related costs, as we advance the clinical development of KPI-012, and a $0.4 million increase in other research and development costs, which primarily included facility costs.

Gain on fair value remeasurement of Deferred Purchase Consideration

There was no gain or loss on fair value remeasurement of Deferred Purchase Consideration for the three months ended March 31, 2024 due to the final settlement of the liability in March 2023. The gain on fair value remeasurement of Deferred Purchase Consideration for the three months ended March 31, 2023 was $0.2 million, which was primarily due to a change in the fair value of our underlying stock price.

Loss on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2024 and 2023 was $0.2 million and $1.8 million, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment.

Interest income

Interest income was $0.5 million for the three months ended March 31, 2024 and was $0.7 million for the three months ended March 31, 2023. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to a lower cash balance and the quantity and mix of investments, partially offset by higher interest rates during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Interest expense

We incurred interest expense of $1.5 million for each of the three months ended March 31, 2024 and 2023. Interest expense for the three months ended March 31, 2024 and 2023 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the three months ended March 31, 2024, $34.0 million of indebtedness was outstanding under our Loan Agreement. During the three months ended March 31, 2023, $43.3 million of indebtedness was outstanding under our Loan Agreement until $9.3 million was repaid on January 25, 2023 resulting in an outstanding indebtedness of $34.0 million.

Grant income

Grant income for the three months ended March 31, 2024 was $1.1 million related to the CIRM Award. There was no grant income recognized during the three months ended March 31, 2023.

Other (expense) income, net

There was no other income (expense), net for the three months ended March 31, 2024. Other expense, net was $2.0 million for the three months ended March 31, 2023 and represented a $2.2 million expense recorded to assets held for sale for expiring inventory, partially offset by $0.2 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

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

On January 19, 2023, we entered into a new sales agreement with Jefferies, or the Open Market Sale Agreement, pursuant to which we may issue and sell, from time to time, shares of our common stock through Jefferies under our at-the-market offering. We filed a prospectus supplement relating to the Open Market Sale Agreement under our 2020 Shelf Registration, or the 2020 Shelf ATM Prospectus Supplement, pursuant to which we could offer and sell shares of common stock having an aggregate offering price of up to $40.0 million under the Open Market Sale Agreement. From January 19, 2023 to May 11, 2023, we sold 229,378 shares of our common stock under our at-the-market offering pursuant to the Open Market Sale Agreement under the 2020 Shelf ATM Prospectus, resulting in net proceeds of $4.9 million.

During the three months ended March 31, 2023, the Company sold an aggregate of 475,265 shares of its common stock pursuant to (1) the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2020 Shelf ATM Prospectus Supplement, for total net proceeds of $14.9 million.

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

There were no shares sold under the Open Market Sale Agreement under the 2023 Shelf Registration during the three months ended March 31, 2024.

Loan Agreement

On May 4, 2021, we entered into the Loan Agreement with Oxford Finance, in its capacity as lender, or the Lender, and in its capacity as collateral agent, or Agent, pursuant to which a term loan of up to an aggregate principal amount of $125.0 million became available to us, consisting of a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million and additional tranches that are no longer available to us. Through June 30, 2023, the term loan bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (a) 8.00% and (b) the sum of (i) the 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (ii) 0.10% and (iii) 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. In connection with our entry into the purchase agreement for the sale of our Commercial Business to Alcon on May 21, 2022, we entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the Lender and Agent consented to the entry by us into the asset purchase agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the payment by us at the closing of the Alcon Transaction of an aggregate amount of $40.0 million, or the Second Amendment Prepayment, to the Lender and Agent. The Second Amendment Prepayment, which represented a partial prepayment of principal in the amount of $36.7 million of the $80.0 million principal amount outstanding under the term loan advanced by the Lender under the Loan Agreement, plus a prepayment fee of $0.7 million and a final payment fee of $2.6 million, was paid on July 8, 2022 in connection with the closing of the Alcon Transaction.

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

Under the Third Loan Amendment, Oxford Finance also agreed to waive the prepayment fees for the Third Amendment Prepayments, the First Extension Prepayment, the Second Extension Prepayment and any other prepayments under the Loan Agreement. Pursuant to the Loan Agreement, we also will be required to pay all accrued and unpaid interest on the principal amounts of the term loan being repaid at the time of repayment.

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

Private Placements

On November 28, 2022, we entered into a Securities Purchase Agreement, with certain institutional investors named therein, or the Series E Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock, or the Series E Preferred Stock, in two tranches for aggregate gross proceeds of up to $31.0 million, which we refer collectively as the 2022 Private Placement. At the first closing of the 2022 Private Placement on December 1, 2022, we issued and sold to the Series E Purchasers (i) 76,813 shares of common stock, at a price per share equal to $5.75 and (ii) 9,666 shares of Series E Preferred Stock, at a price per share of Series E Preferred Stock equal to $575.00, for aggregate gross proceeds of approximately $6.0 million. On December 27, 2022, following the certification by our Chief Executive Officer that the FDA accepted our IND application for KPI-012, we issued and sold to the Series E Purchasers at a second closing of the 2022 Private Placement a total of 43,478 shares of Series E Preferred Stock, at a price per share of Series E Preferred Stock equal to $575.00, for aggregate gross proceeds of approximately $25.0 million.

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

Combangio Acquisition

As a result of the acquisition of Combangio, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the merger agreement, contingent consideration, which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations which are in the mid-to-high single digits. The total potential maximum payout for the milestone payments which are contingent upon the achievement of specified development, regulatory and commercialization milestones is $40.0 million and the total potential maximum payout for future sales-based milestone payments is an additional $65.0 million. To date, of the $40.0 million of contingent consideration payable upon achievement of specified development, regulatory and commercialization milestones, in March 2023 we paid to the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,038 shares of our common stock) following dosing of the first patient in our CHASE trial in February 2023. The remaining amount of $0.1 million for this milestone was paid in cash in January 2024. For a full description of the consideration payable as a result of the Combangio Acquisition, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 3, “Fair Value of Financial Instruments”, of our condensed consolidated financial statements.

Other Contractual Obligations

Our other material cash requirements from known contractual and other obligations as of March 31, 2024 primarily related to our license agreement with Stanford University and our operating lease. For information related to our future commitments relating to our license agreement, see Note 13, “Commitments and Contingencies”, of our condensed consolidated financial statements. For information related to our future commitments for our lease related obligations, see Note 6, “Leases”, of our condensed consolidated financial statements.

Cash Flows

As of March 31, 2024 and December 31, 2023, we had $48.5 million and $50.9 million in cash and cash equivalents, respectively. As of March 31, 2024 and December 31, 2023, we had $34.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2024	2023	Change

	(in thousands)
Net cash used in operating activities	$(10,844)	$(9,684)	$(1,160)
Net cash used in investing activities	(13)	(108)	95
Net cash provided by financing activities	8,440	2,858	5,582
Decrease in cash and restricted cash	$(2,417)	$(6,934)	$4,517

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $10.8 million, compared to $9.7 million for the three months ended March 31, 2023, an increase of $1.1 million, primarily due to a $3.4 million increase due to the timing of working capital fluctuations, partially offset by the decrease in the net loss adjusted for non-cash charges of $2.3 million. Notable working capital fluctuations included a $0.4 million decrease in prepaid expenses and other current assets during the three months ended March 31, 2024, as compared to a $5.5 million decrease during the three months ended March 31, 2023, as a result of the collection of receivables due from Alcon and third parties in connection with transition-related services. Inventory and assets held for sale decreased by $2.2 million during the three months ended March 31, 2023, as a result of the expense recorded to assets held for sale to write-off the remaining inventory balance, whereas there was no fluctuation related to inventory for the three months ended March 31, 2024. These changes in working capital from the three months ended March 31, 2023 to the three months ended March 31, 2024 were partially offset by a decrease of $4.0 million in accounts payable and accrued expenses and other current liabilities fluctuations due to the timing of payables.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was less than $0.1 million compared to $0.1 million for the three months ended March 31, 2023, a decrease of $0.1 million. Net cash used in investing activities for the three months ended March 31, 2024 related to purchases of property and equipment and other assets of less than $0.1 million. Net cash used in investing activities for the three months ended March 31, 2023 related to purchases of property and equipment and other assets of $0.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $8.4 million, compared to $2.9 million for the three months ended March 31, 2023, an increase of $5.5 million. Net cash provided by financing activities for the three months ended March 31, 2024 largely consisted of $8.5 million of net proceeds from the sale of shares of our Series G Preferred Stock in our 2024 Private Placement, partially offset by a $0.1 million payment for the First Dosing Milestone reflected in financing activities. Net cash provided by financing activities for the three months ended March 31, 2023 largely consisted of $14.9 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the market equity offering, partially offset by $10.0 million of repayment of principal and final payment fee on our Loan Agreement and a $2.0 million payment for the First Dosing Milestone reflected in financing activities.

Funding Requirements

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase in the future as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidates we may develop in the future, including our planned preclinical studies under our KPI-014 program. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of March 31, 2024, together with the $9.1 million of remaining funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the third quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the funds awarded under the CIRM Award. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents. Our cash equivalents as of March 31, 2024 consisted of money market accounts and U.S. treasury securities that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of March 31, 2024 and 2023, the aggregate principal amount outstanding under the Loan Agreement was $34.0 million. The aggregate principal amount outstanding under the Loan Agreement bore interest through June 30, 2023 at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term SOFR, (b) 0.10% and (c) 7.89% per annum. An immediate 10% change in the 1-Month CME Term SOFR rate would not have a material impact on our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $11.8 million and $42.2 million for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $641.2 million. Prior to the sale of the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business, to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and/or preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, convertible promissory notes and warrants. Upon entry into the CIRM award in August 2023, Combangio received an initial $5.9 million disbursement from CIRM, and the balance of the $15.0 million award is payable to Combangio upon the achievement of specified milestones. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of the acquisition of Combangio in November 2021 and the sale of our Commercial Business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our Commercial Business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We also cannot assure you that we will achieve milestones within the timeframe required by the CIRM award, or at all, and as such we may never receive the remaining $9.1 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012. Our research and development expenses will also increase in the future as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidates we may develop in the future, including our planned preclinical studies under our KPI-014 program, which is a mesenchymal secretome formulation that is in preclinical development for the treatment of inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $48.5 million as of March 31, 2024 together with the $9.1 million of remaining funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations and capital expenditure requirements into the third quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the funds awarded under the CIRM Award. As a result, we could deplete our available capital resources sooner than we currently expect.

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

We have a substantial amount of indebtedness. As of March 31, 2024, we had $34.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, which through June 30, 2023 bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (b) 0.10% and (c) 7.89%. Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement. The start date for amortization payments under the Loan Agreement is January 1, 2025, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in monthly installments through May 1, 2026. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt, particularly if we are in default under our Loan Agreement and all of our indebtedness under the Loan Agreement is due, and funds from external sources may not be available on a timely basis or acceptable terms, if at all. In addition, a failure to comply with the covenants under our Loan Agreement could result in an event of default and acceleration of amounts due. In particular, a delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about our ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements and would adversely effect our financial condition and ability to pursue our business strategy. For more information about risks related to compliance with the The Nasdaq Capital Market listing standards, please see “Risks Related to Our Common Stock - If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.”

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

Further, our ability to develop and market new products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the United States. In April 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. In August 2023, the Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. In December 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision. The Supreme Court heard oral arguments in this case on March 26, 2024 and a decision is expected in July 2024.

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

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Mark Iwicki, our Chief Executive Officer, Todd Bazemore, our President and Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Head of Research and Development and Chief Medical Officer and Darius Kharabi, our Chief Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we are highly dependent on the employees who joined us in connection with the Combangio Acquisition and their expertise developing biologics.

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

Our common stock is currently listed on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and either a minimum stockholders’ equity of $2,500,000, or a minimum market value of our common stock of at least $35,000,000, or risk delisting, which would have a material adverse effect on our business. The market value of our common stock has not exceeded $35,000,000 since August 2023, and as such, in order to avoid the delisting of our common stock, we have had to maintain a minimum stockholders’ equity of $2.5 million. There are many factors that may adversely affect our ability comply with the requirements for continued listing on The Nasdaq Capital Market, including those described throughout this “Risk Factors” section. Many of these factors are outside of our control. As a result, we cannot assure you that we will continue to comply with the requirements for continued listing on The Nasdaq Capital Market, including the minimum stockholders’ equity requirement.

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

Our stock price is volatile and fluctuates substantially. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such common stock. The market price for our common stock may be influenced by many factors, including:

●	whether we receive, and the amount of, any future milestone payments from Alcon in connection with the sale of our Commercial Business;
●	our strategic decision to focus our research and development efforts on our MSC-S platform, including KPI-012;
●	results of preclinical studies and clinical trials of KPI-012 or any other product candidates we may develop;
●	our ability to receive marketing approval for and to successfully commercialize KPI-012 or any other product candidate we may develop;
●	results of clinical trials of product candidates of our competitors;
●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel;
●	the level of expenses related to the development of KPI-012 and any other product candidate we develop;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	sales of common stock by us, our executive officers, directors or principal stockholders, or others, or the anticipation of such sales;
●	the concentration of our stock ownership;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the societal and economic impact of public health epidemics, such as the COVID-19 pandemic;
●	general economic, industry and market conditions;

●	political instability in the United States and Europe, including as a result of Congress failing to timely raise the U.S. debt ceiling; or
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 13, 2024, we had outstanding 2,816,454 shares of common stock.

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

Certain existing stockholders will experience dilution upon any future conversion of the outstanding shares of our preferred stock into shares of our common stock.

Each outstanding share of Series E Convertible Non-Redeemable Preferred Stock, Series F Convertible Non-Redeemable Preferred Stock and Series G Convertible Non-Redeemable Preferred Stock is initially convertible into 100 shares of our common stock at any time at the option of 667, L.P. and Bakers Brothers Life Sciences, L.P., which are affiliates of Baker Bros. Advisors LP, which we refer to collectively as Baker Brothers, subject to certain beneficial ownership limitations which prohibit any such conversion if the holder would own, following such conversion, in excess of 9.99% of the outstanding shares of our common stock. Such holder of preferred stock can also elect for its beneficial ownership limitation to be increased up to 19.99% upon 61 days’ notice. On April 29, 2024, we filed a definitive proxy statement seeking approval from our stockholders at our 2024 Annual Meeting of Stockholders of proposals, or the Proposals, (i) to provide discretion to our board of directors to increase such beneficial ownership limitations (up to a maximum of 100%) at any time and from time to time and (ii) if the board exercises such discretion to increase the beneficial ownership limitations, to allow such preferred stockholders to elect to convert their shares of preferred stock into common stock up to any such new limitation. Certain existing stockholders will experience dilution upon any future conversion of the outstanding shares of our preferred stock into shares of our common stock, which dilution could be increased if the Proposals are approved. We cannot be certain that our board of directors would exercise its discretion to increase the beneficial ownership limitation if the Proposals were approved or that Baker Brothers would elect to convert its shares of preferred stock into common stock if the beneficial ownership limitation were increased. However, if the Proposals are approved and our board of directors determines to increase the beneficial ownership limitation to 100% and Baker Brothers elects to convert all of its shares into common stock, the common stock outstanding would increase by 6,507,500 shares, Baker Brothers would own approximately 72.65% of our outstanding common stock and our other existing stockholders will experience significant dilution.

Our largest stockholder may have the ability to exercise significant influence over certain of our business decisions and could influence matters submitted to stockholders for approval.

 Baker Brothers owned, in the aggregate, shares of common stock representing approximately 9.47% of our outstanding common stock as of May 13, 2024. Such stockholder also holds all of the outstanding shares of our Series E Convertible Non-Redeemable Preferred Stock, the Series F Convertible Non-Redeemable Preferred Stock and the Series G Convertible Non-Redeemable Preferred Stock.

If such stockholder elects to convert its shares of preferred stock into common stock and/or increase its current beneficial ownership limitation to up to 19.99%, it would hold a significant percentage of our outstanding shares of common stock and could exercise significant influence matters submitted to our stockholders for approval. If the Proposals are approved and our board of directors determines to increase the beneficial ownership limitation up to 100% and such holder of preferred stock elects to convert its shares into common stock, such holder would own approximately 72.65% of our common stock. In such event, Baker Brothers, already our largest stockholder, would have even further ability to significantly influence or control the outcome of certain matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets.

In addition, pursuant to the terms of our securities purchase agreements for the private placement transactions, we have agreed that we will not, without the prior approval of such stockholder (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Convertible Non-Redeemable Preferred Stock, the Series F Convertible Non-Redeemable Preferred Stock or the Series G Convertible Non-Redeemable Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions. As a holder of our Series E Preferred Stock, Baker Brothers has the right to have our board of directors nominate and recommend for election by the stockholders up to three designees to our board of directors, subject to certain requirements and exceptions. In addition, as a holder of our Series E Preferred Stock, Baker Brothers has certain rights to participate in our future equity offerings, which rights are more fully described in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2023.

As a result of the foregoing, our largest stockholder may have the ability to exercise significant influence over certain matters affecting our business. Such stockholder may have interests that differ from your interests, and it may vote as a stockholder or act in a way with which you disagree and that may be adverse to your interests. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the common stock held by Baker Brothers and may adversely affect the market price of our common stock and, in turn, the market value of our common stock for Nasdaq listing purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On January 16, 2024, we granted stock options to one new employee to purchase a total of 3,125 shares of our common stock at an exercise price of $7.85 per share. These options were inducement grants made outside of our Amended and Restated 2017 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The options have a ten-year term and vest over four years, with 25% of the shares underlying the option awards vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three-years. Vesting of the options is subject to the applicable employee’s continued service with our company through the applicable vesting dates. We have filed a registration statement on a Form S-8 to register the shares of common stock underlying these options.

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

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 6. Exhibits

Exhibit Index

EXHIBIT 3.1

Restated Certificate of Incorporation of the Registrant, as amended as of November 28, 2022, including Certificate of Designation of the Series D Preferred Stock of Registrant, Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Preferred Stock of Registrant, Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock of Registrant, Certificate of Designations, Preferences and Rights of Series F Convertible Non-Redeemable Preferred Stock of Registrant and Certificate of Designations, Preferences and Rights of Series G Convertible Non-Redeemable Preferred Stock of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 29, 2024)

EXHIBIT 4.1		Form of Series G Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on March 26, 2024)

EXHIBIT 10.1

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

KALA BIO, Inc.

Dated: May 14, 2024	By:	/s/ Mark Iwicki
Mark Iwicki
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2024	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)