Form 10-Q
period 2024-06-30
KALA BIO, Inc.
filed 2024-08-06
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 4,607,569 shares of Common Stock, $0.001 par value per share, outstanding as of August 5, 2024.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of June 30, 2024, we had an accumulated deficit of $650.8 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts. The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, could result in an event of default and acceleration of amounts due.
●	We are substantially dependent on the success of our product candidate, KPI-012. If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other biological product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development or commercialization of our product candidates, we may need to abandon or limit our development and/or commercialization efforts for such product candidates.

●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.
●	Public health epidemics, including the COVID-19 pandemic, could impact the development of KPI-012 or any other product candidate we develop, and may adversely affect our business, results of operations and financial condition.
●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, may also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	Our reliance on CIRM funding for KPI-012 adds uncertainty to our research and development efforts, imposes certain compliance obligations on us and imposes requirements that may increase the costs of commercializing KPI-012.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if and when approved, will be harmed.
●	If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market are each events of default under our loan agreement, which could adversely effect our financial condition and ability to pursue our business strategy.
●	Our largest stockholder may have the ability to exercise significant influence over certain of our business decisions and could influence matters submitted to stockholders for approval.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$54,197	$50,895
Prepaid expenses and other current assets	4,656	1,975
Total current assets	58,853	52,870
Non-current assets:
Property and equipment, net	617	753
Right-of-use assets	1,863	2,025
Other long-term assets	273	301
Total assets	$61,606	$55,949
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$665	$919
Accrued expenses and other current liabilities	3,924	6,018
Deferred grant income	2,260	1,075
Current portion of lease liabilities	356	334
Current portion of long-term debt	11,985	—
Total current liabilities	19,190	8,346
Long-term liabilities:
Long-term lease liabilities	1,628	1,799
Long-term debt	22,832	34,190
Long-term contingent consideration	4,239	4,110
Total long-term liabilities	28,699	40,099
Total liabilities	47,889	48,445
Commitments and Contingencies (Note 14)
Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 51,246 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023, 2,928 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023, 10,901 and 0 shares of Series G Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023, and 9,393 and 0 shares of Series H Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively

	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 4,598,419 and 2,759,372 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	3
Additional paid-in capital	664,507	636,910
Accumulated deficit	(650,795)	(629,409)
Total stockholders' equity	13,717	7,504
Total liabilities and stockholders' equity	$61,606	$55,949

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Costs and expenses:
General and administrative	$4,317	$4,962	$9,739	$10,992
Research and development	5,317	4,278	11,668	8,314
Gain on fair value remeasurement of deferred purchase consideration	—	—	—	(230)
(Gain) loss on fair value remeasurement of contingent consideration	(29)	359	129	2,206
Total costs and expenses	9,605	9,599	21,536	21,282
Loss from operations	(9,605)	(9,599)	(21,536)	(21,282)
Other income (expense):
Interest income	504	718	1,008	1,393
Interest expense	(1,458)	(1,413)	(2,913)	(2,887)
Grant income	980	—	2,055	—
Other expense, net	—	(119)	—	(2,092)
Total other income (expense)	26	(814)	150	(3,586)
Net loss	$(9,579)	$(10,413)	$(21,386)	$(24,868)
Net loss per share attributable to common stockholders—basic and diluted	$(3.16)	$(4.36)	$(7.32)	$(11.15)
Weighted average shares outstanding—basic and diluted	3,030,213	2,387,793	2,921,712	2,229,370

Net loss	$(9,579)	$(10,413)	$(21,386)	$(24,868)
Other comprehensive income:
Change in unrealized gain on investments	—	9	—	9
Total other comprehensive income	—	9	—	9
Total comprehensive loss	$(9,579)	$(10,404)	$(21,386)	$(24,859)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2024
	Series E		Series F		Series G		Series H
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	51,246	$—	2,928	$—	10,901	$—	—	$—	2,816,454	$3	$647,874	$(641,216)	$6,661
At the market offering, net of offering costs of $50	—	—	—	—	—	—	—	—	387,500	1	2,470	—	2,471
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	197,151	—	—	—	—
Common stock offering, net of offering costs of $122	—	—	—	—	—	—	—	—	1,197,314	1	6,881	—	6,882
Issuance of convertible Series H preferred stock, net of issuance cost of $96	—	—	—	—	—	—	9,393	—	—	—	5,399	—	5,399
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,883	—	1,883
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,579)	(9,579)
Balance as of June 30, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	4,598,419	$5	$664,507	$(650,795)	$13,717

	Three Months Ended June 30, 2023
	Series E
	Convertible
	Non-Redeemable					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2023	53,144	$—	2,309,287	$2	$625,124	$—	$(601,665)	$23,461
At the market offering, net of offering costs of $62	—	—	190,000	1	3,072	—	—	3,073
Issuance of common stock upon conversion of Series E preferred stock	(394)	—	39,400	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,362	—	—	1,362
Change in fair value of investments	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(10,413)	(10,413)
Balance as of June 30, 2023	52,750	$—	2,538,687	$3	$629,558	$9	$(612,078)	$17,492

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2024
	Series E		Series F		Series G		Series H
	Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	51,246	$—	2,928	$—	—	$—	—	$—	2,759,372	$3	$636,910	$(629,409)	$7,504
At the market offering, net of offering costs of $50	—	—	—	—	—	—	—	—	387,500	1	2,470	—	2,471
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	246,654	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	3,579	—	21	—	21
Issuance of common stock to satisfy service contract	—	—	—	—	—	—	—	—	4,000	—	29	—	29
Common stock offering, net of offering costs of $122	—	—	—	—	—	—	—	—	1,197,314	1	6,881	—	6,882
Issuance of convertible Series G preferred stock, net of issuance cost of $62	—	—	—	—	10,901	—	—	—	—	—	8,538	—	8,538
Issuance of convertible Series H preferred stock, net of issuance cost of $96	—	—	—	—	—	—	9,393	—	—	—	5,399	—	5,399
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,259	—	4,259
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,386)	(21,386)
Balance as of June 30, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	4,598,419	$5	$664,507	$(650,795)	$13,717

	Six Months Ended June 30, 2023
	Series E
	Convertible
	Non-Redeemable					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2022	53,144	$—	1,706,971	$2	$606,182	$—	$(587,210)	$18,974
At the market offering, net of offering costs of $446	—	—	665,265	1	17,965	—	—	17,966
Issuance of common stock for vested restricted stock units	—	—	2,202	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	461	—	6	—	—	6
Issuance of common stock to satisfy deferred purchase consideration	—	—	19,350	—	365	—	—	365
Issuance of common stock to satisfy contingent consideration	—	—	105,038	—	2,354	—	—	2,354
Issuance of common stock upon conversion of Series E preferred stock	(394)	—	39,400	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,686	—	—	2,686
Change in fair value of investments	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(24,868)	(24,868)
Balance as of June 30, 2023	52,750	$—	2,538,687	$3	$629,558	$9	$(612,078)	$17,492

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,386)	$(24,868)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	127	154
Non-cash operating lease cost	162	16
Gain on fair value remeasurement of deferred purchase consideration	—	(230)
Loss on fair value remeasurement of contingent consideration	129	2,206
Amortization of debt discount and other non-cash interest	627	632
Stock-based compensation	4,259	2,686
Other non-cash losses (gains)	117	(47)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,669)	6,743
Inventory and assets held for sale	—	2,300
Other long-term assets	—	(144)
Accounts payable	(254)	(2,063)
Accrued expenses and other current liabilities	(1,022)	(4,651)
Lease liabilities and other long-term liabilities	(149)	(13)
Net cash used in operating activities	(20,059)	(17,279)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(49)	(322)
Proceeds from sale of property and equipment	—	47
Purchases of short-term investments	—	(9,866)
Net cash used in investing activities	(49)	(10,141)
Cash flows from financing activities:
Proceeds from issuance of Series G preferred stock, net of issuance costs of $50	8,538	—
Proceeds from issuance of common stock and Series H preferred stock	12,499	—
Proceeds from common stock offerings, net of offering costs	2,471	17,966
Payment of principal, prepayment premium and final payment fee on debt	—	(10,000)
Contingent consideration related to Combangio acquisition	(119)	(2,041)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	21	6
Net cash provided by financing activities	23,410	5,931
Net increase (decrease) in cash and cash equivalents:	3,302	(21,489)
Cash and cash equivalents at beginning of period	50,895	70,745
Cash and cash equivalents at end of period	$54,197	$49,256

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$14	$50
Issuance of common stock to satisfy deferred purchase consideration in additional paid-in capital	—	365
Issuance of common stock to satisfy contingent consideration in additional paid-in capital	—	2,354
Issuance of common stock to satisfy service contract in additional paid-in capital	29	—
Issuance costs included in accrued expenses	218	—

Supplemental disclosure:
Cash paid for interest	$2,300	$2,334

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

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations including a net loss of $9,579 and $21,386 for the three and six months ended June 30, 2024,

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

respectively, a net loss of $10,413 and $24,868 for the three and six months ended June 30, 2023, respectively, and cash used in operating activities of $20,059 and $17,279 in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $650,795. The Company generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public offerings of common stock and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s most recent private placements in March and June 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (the “Loan Agreement”), disbursements under a grant from California Institute for Regenerative Medicine (“CIRM”) (including the Company’s most recent disbursement of $3,240 in August 2024 from CIRM upon achievement of a specified milestone), convertible promissory notes and warrants.

The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of the Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. The Company is devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications the Company determines to pursue, including Limbal Stem Cell Deficiency. The Company has no revenue-generating commercial products and, as a result of the Combangio Acquisition, may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or of the amount of milestone payments the Company may receive, if any. Additionally, the Company cannot be certain that it will achieve the remaining milestones under the CIRM Award within the required timeframes, or at all, and as such the Company may never receive the remaining $5,860 under the award (see Note 4, “Grant Income” for further information about the CIRM Award). The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash and cash equivalents as of June 30, 2024, will enable it to fund its operating expenses, lease and debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2024 and 2023. (See Note 12, “Loss Per Share”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended June 30, 2024.

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

The Company’s financial instruments as of June 30, 2024 and December 31, 2023 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

The Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue an aggregate of 155,664 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to former Combangio stockholders and other equityholders (the “Combangio Equityholders”) consisting of (i) an aggregate of 136,314 shares of common stock issued on January 3, 2022 and (ii) an aggregate of 19,350 shares of common stock that were held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued on March 10, 2023 (the “Holdback Shares”). The Company established liabilities for these considerations. The Deferred Purchase Consideration related to the Combangio Acquisition was measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Any change in the fair value of the Deferred Purchase Consideration was included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023, the Company settled the remaining liability of $365 upon the issuance of the Holdback Shares and therefore there was no change in the fair value of the Deferred Purchase Consideration during the three or six months ended June 30, 2024 or the three months ended June 30, 2023. The change in the fair value of the Deferred Purchase Consideration was a gain of $230 during the six months ended June 30, 2023, primarily due to the change in the fair value of the underlying stock price and was recognized as the gain on fair value remeasurement of deferred purchase consideration in the condensed consolidated statement of operations and comprehensive loss.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. As of June 30, 2024, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,646 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) following dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “First Dosing Milestone”). Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2024, the change in fair value of the contingent consideration liabilities was a gain of $29 as compared to a loss of $359 during the three months ended June 30, 2023, and during the six months ended June 30, 2024 and 2023, the change in the fair value of the contingent consideration liabilities was a loss of $129 and $2,206, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment, and were recognized as a gain or loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$47,309	$47,309	$—	$—
Total Assets	$47,309	$47,309	$—	$—
Liabilities:
Contingent consideration	$4,239	$—	$—	$4,239
Total Liabilities	$4,239	$—	$—	$4,239

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44,639	$44,639	$—	$—
Total Assets	$44,639	$44,639	$—	$—
Liabilities:
Contingent consideration	$4,110	$—	$—	$4,110
Total Liabilities	$4,110	$—	$—	$4,110

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of June 30, 2024 and December 31, 2023:

	Fair Value at
	June 30,			Range
Financial Instrument	2024	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,239	Probability-adjusted	Period of expected milestone achievement	2025 - 2028 (2028)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	16.5%

	Fair Value at
	December 31,			Range
Financial Instrument	2023	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,110	Probability-adjusted	Period of expected milestone achievement	2025 - 2028 (2027)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	16.3%

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the three and six months ended June 30, 2024 and 2023:

Contingent consideration
Balance at January 1, 2024	$4,110
Fair value adjustments	158
Balance at March 31, 2024	$4,268
Fair value adjustments	(29)
Balance at June 30, 2024	$4,239

Contingent consideration
Balance at January 1, 2023	$8,370
Fair value adjustments	1,847
Settlements	(4,854)
Reclassification to accrued expenses and other current liabilities	(129)
Balance at March 31, 2023	$5,234
Fair value adjustments	359
Reclassification to accrued expenses and other current liabilities	(5)
Balance at June 30, 2023	$5,588

Deferred purchase consideration
Balance at January 1, 2023	$595
Fair value adjustments	(230)
Settlements	(365)
Balance at March 31, 2023 and June 30, 2023	$—

During the three and six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2, and Level 3.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

4. GRANT INCOME

CIRM Award

On August 2, 2023, Combangio, a wholly owned subsidiary of the Company, entered into an award agreement with CIRM for a $15,000 grant (as amended from time to time, the “CIRM Award”) to support Combangio’s KPI-012 program for the treatment of PCED. The CIRM Award includes funding for the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio received an initial $5,900 disbursement from CIRM, and, in August 2024, Combangio received a second disbursement of $3,240 from CIRM upon the achievement of a specified milestone. The balance of the award is payable to Combangio upon the achievement of other specified milestones that are primarily related to Combangio’s progress in conducting the CHASE Phase 2b clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1,000 of funds utilized by the Company until the earlier of ten years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties (the “Base Royalty”). In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500,000 per year until the last to expire patent covering such invention expires.

During the three and six months ended June 30, 2024, the Company recognized $980 and $2,055 of grant income, respectively, related to the CIRM Award on its condensed consolidated statement of operations and recognized no grant income during the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the Company had deferred grant income of $2,260 and $1,075 on its condensed consolidated balance sheet, respectively.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consists of the following:

	June 30,	December 31,
	2024	2023

CIRM receivable	$3,240	$—
Prepaid research and development	583	555
Insurance	122	675
Trade receivables, net	117	117
Other non-trade receivables	99	119
Other	495	509
Prepaid expenses and other current assets	$4,656	$1,975

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023

Compensation and benefits	$1,750	$2,616
Development costs	723	837
Professional services	591	515
Accrued revenue reserves	483	1,659
Contract manufacturing	210	11
Other	167	380
Accrued expenses and other current liabilities	$3,924	$6,018

7. LEASES

Operating leases

Menlo Park, California Office Lease

In April 2023, Combangio entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The initial term of the lease is for 62 months which commenced on the lease commencement date of July 1, 2023, unless earlier terminated pursuant to the terms of the lease. The lease provides Combangio with an option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease during the year ended December 31, 2023, which is included in other long-term assets on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. Upon the lease commencement, the Company recorded a right-of-use asset of $2,154 and corresponding $2,133 of lease liability.

As of June 30, 2024, the Company recognized $1,863 of right-of-use asset and a corresponding $1,984 of lease liability (current and non-current) by calculating the present value of lease payments, discounted at 13.1%, the Company’s estimated incremental borrowing rate, over the expected term of the lease. As of June 30, 2024, the remaining lease term on the lease was 4.2 years. Variable lease expense for the lease, includes real estate taxes, common area maintenance, and management fees.

The components of lease expenses and related cash flows were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$149	$6	$298	$16
Short-term lease cost	9	92	17	112
Variable lease cost	50	—	110	6
Total lease cost	$208	$98	$425	$134

Operating cash outflows from operating leases	$142	$3	$285	$13

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	June 30,	December 31,
	2024	2023
Weighted average remaining lease term	4.2 years	4.7 years
Weighted average discount rate	13.1%	13.1%

As of June 30, 2024, the Company expects that its future minimum lease payments will become due and payable as follows:

Years Ending December 31,
2024 (remaining six months)	$295
2025	601
2026	622
2027	644
2028	440
Less: interest	(618)
Total	$1,984

8. DEBT

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

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the embedded derivatives have a de minimis value as of June 30, 2024. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, the effective interest rate was 17.21%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended June 30, 2024 and 2023, the Company recognized interest expense of $1,470 and $1,412, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $75 and $65 for the three months ended June 30, 2024 and 2023, respectively, accretion of the final payment fee of $240 and $238 for the three months ended June 30, 2024 and 2023, respectively, and the contractual coupon interest expense of $1,155 and $1,109 for the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized interest expense of $2,926 and $2,887, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $147 and $136 for the six months ended June 30, 2024 and 2023, respectively, accretion of the final payment fee of $480 and $496 for the six months ended June 30, 2024 and 2023, respectively, and the contractual coupon interest expense of $2,299 and $2,255 for the six months ended June 30, 2024 and 2023, respectively.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of the carrying value of the debt as of June 30, 2024 and December 31, 2023 are detailed below:

	June 30,	December 31,
	2024	2023
Principal loan balance	$33,957	$33,957
Unamortized debt discount and issuance cost	(385)	(532)
Cumulative accretion of exit fee	1,245	765
Total debt	$34,817	$34,190
Less: current portion of long-term debt	(11,985)	—
Long-term debt, net	$22,832	$34,190

The annual principal payments due under the Loan Agreement as of June 30, 2024 were as follows:

Years Ending December 31,
2024 (remaining six months)	$—
2025	23,970
2026	9,987
Total	$33,957

9. WARRANTS

The following table summarizes the common stock warrants outstanding as of June 30, 2024 and December 31, 2023, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	June 30,	December 31,
Issued	Price Per Share	Date	From	2024	2023
2014	$375.00	November 2024	July 2017	320	320
2016	$413.50	October 2026	September 2017	290	290
2018	$609.23	October 2025	October 2018	3,693	3,693
				4,303	4,303

10. EQUITY FINANCINGS

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

During the six months ended June 30, 2023, the Company sold an aggregate of 190,000 shares of its common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $3,073, all of which were sold during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company sold an aggregate of 665,265 shares of its common stock pursuant to (1) the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $17,966.

During the six months ended June 30, 2024, the Company sold an aggregate of 387,500 shares of its common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $2,471, all of which were sold during the three months ended June 30, 2024.

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

On March 25, 2024, the Company entered into a Securities Purchase Agreement (the “March 2024 Securities Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of Series G Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series G Preferred Stock”), for aggregate gross proceeds of approximately $8,600 (the “March 2024 Private Placement”). Pursuant to the March 2024 Securities Purchase Agreement, the Company issued and sold to the purchasers at the closing of the March 2024 Private Placement, 10,901 shares of Series G Preferred Stock, at a price per preferred share equal to $788.90. Costs incurred in connection with the March 2024 Private Placement were $62, which were recorded as a reduction to additional paid-in capital.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

On June 26, 2024, the Company entered into a Securities Purchase Agreement (the “June 2024 Securities Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a private placement, shares of common stock and shares of Series H Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series H Preferred Stock”), for aggregate gross proceeds of approximately $12,499 (the “June 2024 Private Placement”). Pursuant to the June 2024 Securities Purchase Agreement, the Company issued and sold to the purchasers at the closing of the June 2024 Private Placement, 1,197,314 shares of common stock, at a price per common share equal to $5.85, and 9,393 shares of Series H Preferred Stock, at a price per preferred share equal to $585.00. Costs incurred in connection with the June 2024 Private Placement were $218, which were recorded as a reduction to additional paid-in capital.

11. STOCK‑BASED COMPENSATION

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

As of June 30, 2024, there were 205,687 shares of common stock available for grant under the Amended and Restated 2017 Equity Incentive Plan.

During the six months ended June 30, 2024, the Company granted options for the purchase of 307,341 shares of common stock, including inducement grant options to purchase 3,125 shares of common stock to a new employee made outside of the 2017 Plan in accordance with Nasdaq Listing Rule 5635(c)(4), and 71,830 RSUs. In January 2024 and July 2024, employees of the Company purchased an aggregate of 3,579 and 7,869 shares under the Employee Stock Purchase Plan, respectively.

The assumptions used in determining fair value of the stock options granted during the six months ended June 30, 2024 are as follows:

	Six Months Ended June 30,
	2024
Expected volatility	108.1%	–	110.3%
Risk-free interest rate	3.98%	–	4.41%
Expected dividend yield		0%
Expected term (in years)	5.50	–	6.07

During the six months ended June 30, 2024, the weighted average grant-date fair value of options granted was $5.81.

As of June 30, 2024, a total of 583,511 RSUs were outstanding, consisting of 560,735 unvested RSUs and 22,776 vested and deferred shares by directors.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$653	$412	$1,318	$797
General and administrative	1,230	950	2,941	1,889
Total	$1,883	$1,362	$4,259	$2,686

12. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(9,579)	$(10,413)	$(21,386)	$(24,868)
Denominator:
Weighted-average common shares outstanding, basic and diluted	3,030,213	2,387,793	2,921,712	2,229,370

Net loss per share attributable to common stockholders, basic and diluted	$(3.16)	$(4.36)	$(7.32)	$(11.15)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Options to purchase shares of common stock	901,432	668,204	929,573	429,840
Unvested RSUs and PSUs	560,735	824,998	699,655	484,816
Unexercised warrants	4,303	4,303	4,303	4,303
Convertible preferred stock (as converted to common stock)	7,446,800	5,275,000	6,977,150	5,294,700
	8,913,270	6,772,505	8,610,681	6,213,659

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2024 and 2023. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of June 30, 2024 and December 31, 2023, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and six months ended June 30, 2024 and 2023.

14. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees and milestone payments upon the achievement of specified development, regulatory and sales milestones, as well as tiered royalties on net sales of licensed products that are covered by a valid claim of a licensed patent. During the three months ended June 30, 2023, the Company paid Stanford a $175 milestone payment which was triggered by the commencement of the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. Additional amounts paid to Stanford in the three and six months ended June 30, 2024 and 2023 were de minimis.

Litigation— The Company is not currently subject to any material legal proceedings.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the First Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the merger agreement for the Combangio Acquisition, the Company could trigger potential future sales-based milestone payments of up to $65,000. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of June 30, 2024 or December 31, 2023, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

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

The CHASE trial is comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically four times per day, or QID, in two patients. Both patients in the first cohort successfully completed at least one week of dosing with no safety issues observed. We have initiated the second and final patient cohort of the CHASE trial in the United States, which is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial to evaluate the safety and tolerability of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 patients. We have opened approximately 35 to 40 trial sites for the CHASE trial in the United States and are in the process of initiating trial sites for the CHASE trial in Latin America, subject to regulatory approval.

The primary endpoint of the CHASE trial is the complete healing of the PCED as measured by corneal fluorescein staining. We are targeting reporting topline safety and efficacy data from the CHASE trial in the first quarter of 2025. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application, or BLA, for KPI-012 to the FDA.

KPI-012 has received Orphan Drug and Fast Track designations from the FDA for the treatment of PCED.

We believe the multifactorial mechanism of action of KPI-012 also makes our MSC-S a platform technology. We are evaluating the potential development of KPI-012 for additional rare front-of-the-eye diseases, such as for the treatment of Limbal Stem Cell Deficiency and other rare corneal diseases that threaten vision. In addition, we have initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. In connection with the determination to focus our research and development efforts on KPI-012, in 2022, we determined to cease the development of our preclinical pipeline programs that are unrelated to our MSC-S platform. We expect to commercialize in the United States any of our product candidates that receive marketing approval. For a further description of our acquisition of Combangio, KPI-012 and PCED, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and see Note 1, “Nature of Business and Basis of Presentation”, Note 3, “Fair Value of Financial Instruments” and Note 14, “Commitments and Contingencies” of our condensed consolidated financial statements included herein.

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

On July 8, 2022, we sold to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer to collectively as Alcon, the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business. We refer to this transaction as the Alcon Transaction. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction. For a further description of the Alcon Transaction, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 1, “Nature of Business and Basis of Presentation” of our condensed consolidated financial statements, included herein.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net loss was $9.6 million and $21.4 million for the three and six months ended June 30, 2024, respectively, and $42.2 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of $650.8 million. We generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and/or preferred stock (including our most recent private placements resulting in gross proceeds of approximately $8.6 million in March 2024 and $12.5 million in June 2024), borrowings under credit facilities and our Loan Agreement with Oxford Finance, or the Loan Agreement, disbursements under a grant from California Institute for Regenerative Medicine, or CIRM (including our most recent disbursement of $3.2 million from CIRM in August 2024 upon the achievement of a specified milestone), convertible promissory notes and warrants.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commercial Business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio, which are more fully described in the “Liquidity and Capital Resources” section. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. Additionally, we cannot be certain that we will achieve the remaining milestones under CIRM award within the required timeframes, or at all, and as such we may never receive the remaining $5.9 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We expect that our research and development costs for 2024 will be higher than such expenses for the year ended December 31, 2023 as we continue to advance the clinical development of KPI-012 and as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidate we may develop in the future, including our planned preclinical studies under our KPI-014 program. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

(Gain) loss on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. As of June 30, 2024, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.6 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) as a result of our dosing the first patient in our CHASE trial in February 2023, or the First Dosing Milestone. All potential milestone payments to the Combangio Equityholders are payable in cash going forward.

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

Grant Income

On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, or the CIRM Award, subject to entering into a final award agreement, to support Combangio’s ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received an initial $5.9 million disbursement from CIRM. On May 17, 2024, Combangio became entitled to receive a disbursement of $3.2 million from CIRM upon the achievement of a specified milestone, which disbursement was received in August 2024.

The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. The remaining $5.9 million available under the CIRM Award is payable to Combangio only upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1.0 million of funds utilized by us until the earlier of ten years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties, or the Base Royalty. In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500 million per year until the last to expire patent covering such invention expires.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Costs and expenses:
General and administrative	$4,317	$4,962	$(645)
Research and development	5,317	4,278	1,039
(Gain) loss on fair value remeasurement of contingent consideration	(29)	359	(388)
Total operating expenses	9,605	9,599	6
Loss from operations	(9,605)	(9,599)	(6)
Other income (expense)
Interest income	504	718	(214)
Interest expense	(1,458)	(1,413)	(45)
Grant income	980	—	980
Other (expense) income, net	—	(119)	119
Net loss	$(9,579)	$(10,413)	$834

General and administrative expenses

General and administrative expenses were $4.3 million for the three months ended June 30, 2024, compared to $5.0 million for the three months ended June 30, 2023, which was a decrease of $0.6 million. The decrease in general and administrative expenses for the three months ended June 30, 2024 was due to a decrease of $0.7 million in administrative and professional service fees and a decrease of $0.2 million in employee-related costs, partially offset by an increase of $0.3 million in stock-based compensation costs.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
KPI-012 development costs	$2,184	$1,568	$616
Employee‑related costs	2,740	2,406	334
Other research and development costs	393	304	89
Total research and development	$5,317	$4,278	$1,039

Research and development expenses were $5.3 million for the three months ended June 30, 2024, compared to $4.3 million for the three months ended June 30, 2023, an increase of $1.0 million. The increase was primarily related to a $0.6 million increase in KPI-012 development costs, as we advance the clinical development of KPI-012, a $0.3 million increase in employee-related costs and a $0.1 million increase in other research and development costs, which primarily included facility costs.

(Gain) loss on fair value remeasurement of contingent consideration

Gain on fair value remeasurement of contingent consideration for the three months ended June 30, 2024 was less than $0.1 million as compared to a loss of $0.4 million for the three months ended June 30, 2023, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment.

Interest income

Interest income was $0.5 million for the three months ended June 30, 2024 and was $0.7 million for the three months ended June 30, 2023. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to a lower cash balance and the quantity and mix of investments, partially offset by higher interest rates during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Interest expense

We incurred interest expense of $1.5 million for the three months ended June 30, 2024 and $1.4 million for the three months ended June 30, 2023. Interest expense for the three months ended June 30, 2024 and 2023 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During both the three months ended June 30, 2024 and 2023, $34.0 million of indebtedness was outstanding under our Loan Agreement.

Grant income

Grant income for the three months ended June 30, 2024 was $1.0 million related to the CIRM Award. There was no grant income recognized during the three months ended June 30, 2023.

Other (expense) income, net

There was no other (expense) income, net for the three months ended June 30, 2024. Other expense, net was $0.1 million for the three months ended June 30, 2023, which represented an expense recorded to assets held for sale.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Costs and expenses:
General and administrative	$9,739	$10,992	$(1,253)
Research and development	11,668	8,314	3,354
Gain on fair value remeasurement of deferred purchase consideration	—	(230)	230
Loss on fair value remeasurement of contingent consideration	129	2,206	(2,077)
Total operating expenses	21,536	21,282	254
Loss from operations	(21,536)	(21,282)	(254)
Other income (expense)
Interest income	1,008	1,393	(385)
Interest expense	(2,913)	(2,887)	(26)
Grant income	2,055	—	2,055
Other (expense) income, net	—	(2,092)	2,092
Net loss	$(21,386)	$(24,868)	$3,482

General and administrative expenses

General and administrative expenses were $9.7 million for the six months ended June 30, 2024, compared to $11.0 million for the six months ended June 30, 2023, which was a decrease of $1.3 million. The decrease in general and administrative expenses for the six months ended June 30, 2024 was primarily due to a $2.0 million decrease in administrative and professional service fees, a $0.2 million decrease in employee-related costs and a $0.1 million decrease in facility related costs, partially offset by a $1.0 million increase in stock-based compensation costs.

Research and development expenses

The following table summarizes the research and development expenses incurred during the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
KPI-012 development costs	$5,231	$3,393	$1,838
Employee‑related costs	5,608	4,565	1,043
Other research and development costs	829	356	473
Total research and development	$11,668	$8,314	$3,354

Research and development expenses were $11.7 million for the six months ended June 30, 2024, compared to $8.3 million for the six months ended June 30, 2023, an increase of $3.4 million. The increase was primarily related to a $1.8 million increase in KPI-012 development costs, as we advance the clinical development of KPI-012, a $1.0 million increase in employee-related costs and a $0.5 million increase in other research and development costs, which primarily included facility costs.

Gain on fair value remeasurement of Deferred Purchase Consideration

There was no gain or loss on fair value remeasurement of Deferred Purchase Consideration for the six months ended June 30, 2024 due to the final settlement of the liability in March 2023. The gain on fair value remeasurement of Deferred Purchase Consideration for the six months ended June 30, 2023 was $0.2 million, which was primarily due to a change in the fair value of our underlying stock price.

Loss on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the six months ended June 30, 2024 and 2023 was $0.1 million and $2.2 million, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment.

Interest income

Interest income was $1.0 million for the six months ended June 30, 2024 and was $1.4 million for the six months ended June 30, 2023. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to a lower cash balance and the quantity and mix of investments, partially offset by higher interest rates during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Interest expense

We incurred interest expense of $2.9 million for both the six months ended June 30, 2024 and 2023. Interest expense for the six months ended June 30, 2024 and 2023 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the six months ended June 30, 2024, $34.0 million of indebtedness was outstanding under our Loan Agreement. During the six months ended June 30, 2023, $43.3 million of indebtedness was outstanding under our Loan Agreement until $9.3 million was repaid on January 25, 2023 resulting in an outstanding indebtedness of $34.0 million.

Grant income

Grant income for the six months ended June 30, 2024 was $2.1 million related to the CIRM Award. There was no grant income recognized during the six months ended June 30, 2023.

Other (expense) income, net

There was no other (expense) income, net for the six months ended June 30, 2024. Other expense, net was $2.1 million for the six months ended June 30, 2023 and represented a $2.3 million expense recorded to assets held for sale for expiring inventory, partially offset by $0.2 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We only generated limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of our Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our IPO, follow-on public common stock offerings and sales of our common stock under our at-the-market equity offerings, private placements of common stock and/or preferred stock, borrowings under credit facilities and our Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford Finance, disbursements under a grant from CIRM, convertible promissory notes and warrants.

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

During the six months ended June 30, 2023, we sold an aggregate of 190,000 shares of our common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $3.1 million, all of which were sold during the three months ended June 30, 2023. During the six months ended June 30, 2023, we sold an aggregate of 665,265 shares of our common stock pursuant to (1) the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $18.0 million.

During the six months ended June 30, 2024, we sold an aggregate of 387,500 shares of our common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $2.5 million, all of which were sold during the three months ended June 30, 2024.

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

We will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the maturity date. At our option, we may elect to make partial repayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. For further information about the Loan Agreement, see Note 8, “Debt”, of our condensed consolidated financial statements.

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

On June 26, 2024, we entered into a securities purchase agreement with certain institutional investors named therein pursuant to which we agreed to issue and sell, in a private placement, (i) 1,197,314 shares of our common stock, at a price per common share equal to $5.85, and (ii) 9,393 shares of our Series H Convertible Non-Redeemable Preferred Stock, or the Series H Preferred Stock, at a price per preferred share of $585.80, for aggregate gross proceeds of approximately $12.5 million.

CIRM Award

On April 28, 2023, CIRM awarded Combangio a $15 million grant, subject to entering into a final award agreement, to support its ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received a $5.9 million disbursement from CIRM, and in August 2024, Combangio received an additional $3.2 million disbursement from CIRM upon achievement of a specified milestone under the CIRM Award in May 2024. For a further description of the CIRM Award and the potential milestone payments we may receive, see “Financial Operations Overview – Grant Income” above.

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

Other Contractual Obligations

Our other material cash requirements from known contractual and other obligations as of June 30, 2024 primarily related to our license agreement with Stanford University and our operating lease. For information related to our future commitments relating to our license agreement, see Note 14, “Commitments and Contingencies”, of our condensed consolidated financial statements. For information related to our future commitments for our lease related obligations, see Note 7, “Leases”, of our condensed consolidated financial statements.

Cash Flows

As of June 30, 2024 and December 31, 2023, we had $54.2 million and $50.9 million in cash and cash equivalents, respectively. As of June 30, 2024 and December 31, 2023, we had $34.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Net cash used in operating activities	$(20,059)	$(17,279)	$(2,780)
Net cash used in investing activities	(49)	(10,141)	10,092
Net cash provided by financing activities	23,410	5,931	17,479
Net increase (decrease) in cash and cash equivalents	$3,302	$(21,489)	$24,791

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $20.1 million, compared to $17.3 million for the six months ended June 30, 2023, an increase of $2.8 million, primarily due to a $6.3 million increase due to the timing of working capital fluctuations, partially offset by the decrease in the net loss adjusted for non-cash charges of $3.5 million. Notable working capital fluctuations included a $2.7 million increase in prepaid expenses and other current assets during the six months ended June 30, 2024, primarily as a result of a second disbursement of $3.2 million from CIRM in August 2024, which was included in prepaid expenses and other current assets as of June 30, 2024, as compared to a $6.7 million decrease during the six months ended June 30, 2023, as a result of the collection of receivables due from Alcon and third parties in connection with transition-related services. Inventory and assets held for sale decreased by $2.3 million during the six months ended June 30, 2023, as a result of the expense recorded to assets held for sale to write-off the remaining inventory balance, whereas there was no fluctuation related to inventory for the six months ended June 30, 2024. These changes in working capital from the six months ended June 30, 2023 as compared to the six months ended June 30, 2024 were partially offset by a decrease of $5.4 million in accounts payable and accrued expenses and other current liabilities fluctuations primarily due to the timing of payables.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was less than $0.1 million compared to $10.1 million for the six months ended June 30, 2023, a decrease of $10.1 million. Net cash used in investing activities for the six months ended June 30, 2024 related to purchases of property and equipment and other assets. Net cash used in investing activities for the six months ended June 30, 2023 related to purchases of short-term investments of $9.9 million and purchases of property and equipment and other assets of $0.3 million, partially offset by proceeds from the sale of property and equipment of less than $0.1 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $23.4 million, compared to $5.9 million for the six months ended June 30, 2023, an increase of $17.5 million. Net cash provided by financing activities for the six months ended June 30, 2024 largely consisted of $12.5 million of gross proceeds from the sale of common stock and shares of our Series H Preferred Stock in our June 2024 private placement, $8.5 million of net proceeds from the sale of shares of our Series G Preferred Stock in our March 2024 private placement and $2.5 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the-market equity offering, partially offset by a $0.1 million payment for the First Dosing Milestone reflected in financing activities. Net cash provided by financing activities for the six months ended June 30, 2023 largely consisted of $18.0 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the-market equity offering, partially offset by $10.0 million of repayment of principal and final payment fee on our Loan Agreement and a $2.0 million payment for the First Dosing Milestone reflected in financing activities.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of June 30, 2024, together with the $3.2 million of funds received under the CIRM Award in August 2024 and the $5.9 million of remaining funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the fourth quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the remaining funds under the CIRM Award. As a result, we could deplete our available capital resources sooner or later than we currently expect.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under our Loan Agreement, we are also restricted from incurring future debt, granting liens, making investments, making acquisitions, distributing dividends on our common stock, making certain restricted payments and selling assets and making certain other uses of our cash, without the lenders’ consent, subject in each case to certain exceptions. In addition, under the securities purchase agreements for our 2022, 2023 and March 2024 private placements, we also agreed that we will not, without the prior approval of the requisite purchasers, (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock, the Series F Preferred Stock, or the Series G Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions. Under the securities purchase agreement for our June 2024 private placement, we agreed that we will not without the prior approval of the requisite purchasers, issue or authorize the issuance of any equity security that is senior or pari passu to the Series H Preferred Stock with respect to liquidation preference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents. Our cash equivalents as of June 30, 2024 consisted of money market accounts and U.S. treasury securities that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of June 30, 2024 and 2023, the aggregate principal amount outstanding under the Loan Agreement was $34.0 million. The aggregate principal amount outstanding under the Loan Agreement bore interest through June 30, 2023 at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term SOFR, (b) 0.10% and (c) 7.89% per annum. An immediate 10% change in the 1-Month CME Term SOFR rate would not have a material impact on our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $9.6 million and $21.4 million for the three and six months ended June 30, 2024, respectively, and $42.2 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of $650.8 million. Prior to the sale of the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business, to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and/or preferred stock (including our most recent private placement of common stock and preferred stock for gross proceeds of approximately $12.5 million in June 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, disbursements under a grant from CIRM (including our most recent disbursement of $3.2 million from CIRM in August 2024 upon achievement of a specified milestone), convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. We are devoting substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our Commercial Business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We also cannot assure you that we will achieve the remaining milestones under the CIRM award within required timeframes, or at all, and as such we may never receive the remaining $5.9 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $54.2 million as of June 30, 2024 together with the $3.2 million received under the CIRM Award in August 2024 and the $5.9 million of remaining funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations and capital expenditure requirements into the fourth quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the remaining funds under the CIRM Award. As a result, we could deplete our available capital resources sooner than we currently expect.

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

For example, our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under the Loan Agreement, we are also restricted from paying dividends on our common stock, granting liens, making investments, making acquisitions, making certain restricted payments, selling assets and making certain other uses of our cash without the lenders’ consent, subject in each case to certain exceptions. In addition, under our securities purchase agreements for our 2022, 2023 and March 2024 private placements, we have agreed that we will not, without the prior approval of the requisite purchasers: (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock, the Series F Preferred Stock or the Series G Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of its existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions. Under our securities purchase agreement for our June 2024 private placement, we also agreed that we will not, without the prior approval of the requisite holders of Series H Preferred Stock, issue or authorize the issuance of any equity security that is senior or pari passu to the Series H Preferred Stock with respect to liquidation preference.

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

We have a substantial amount of indebtedness. As of June 30, 2024, we had $34.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, which through June 30, 2023 bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, (b) 0.10% and (c) 7.89%. Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement. The start date for amortization payments under the Loan Agreement is January 1, 2025, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in monthly installments through May 1, 2026. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt, particularly if we are in default under our Loan Agreement and all of our indebtedness under the Loan Agreement is due, and funds from external sources may not be available on a timely basis or acceptable terms, if at all. In addition, a failure to comply with the covenants under our Loan Agreement could result in an event of default and acceleration of amounts due. In particular, a delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about our ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements and would adversely effect our financial condition and ability to pursue our business strategy. For more information about risks related to compliance with The Nasdaq Capital Market listing standards, please see “Risks Related to Our Common Stock - If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.”

The milestone consideration we are eligible to receive in connection with the sale of our Commercial Business to Alcon is subject to various risks and uncertainties.

The milestone consideration we are eligible to receive for the sale of our Commercial Business to Alcon is subject to various risks and uncertainties. In addition to the upfront payment of $60.0 million we received from Alcon at closing, we are eligible to receive up to four commercial-based sales milestone payments as follows: (1) $25.0 million upon the achievement of $50.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65.0 million upon the achievement of $100.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75.0 million upon the achievement of $175.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160.0 million upon the achievement of $250.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. To date, we have not received any such milestone payments.

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

We are developing KPI-012 for PCED, which is a rare condition with an estimated incidence in the United States of 100,000 cases per year, and, we have in the past and may in the future have difficulty identifying and enrolling a sufficient number of patients in our clinical trials of KPI-012 given the limited number of patients with PCED. Our inability to locate and enroll a sufficient number of patients for our clinical trials could result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Combangio has in the past chosen, and we may in the future choose, to conduct one or more of our clinical trials outside the United States. We are in the process of initiating, clinical trial sites in Latin America for the CHASE Phase 2b clinical trial, subject to regulatory approval. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trials are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with good clinical practices, or GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States.

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

In 2020 and 2021, Combangio conducted a Phase 1b clinical trial of KPI-012 in nine patients with PCED in Mexico. Based on the results of the Phase 1b clinical trial conducted in Mexico, we initiated a full preclinical development program and submitted an IND application to the FDA for KPI-012 which was approved in December 2022, and in February 2023, we dosed our first patient in the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. We are in the process of initiating clinical trial sites in Latin America for our CHASE Phase 2b trial, subject to regulatory approval. If the FDA does not accept the data from any trial that we conduct outside the United States, it could delay or permanently halt our development of the applicable product candidates.

Public health epidemics, including the COVID-19 pandemic, could impact the development of KPI-012 or any other product candidate we may develop, and may adversely affect our business, results of operations and financial condition.

Public health epidemics, including the COVID-19 pandemic, may affect our ability to initiate and complete preclinical studies and clinical trials for KPI-012 and any other product candidates we develop, including disruptions in procuring supplies that are essential for our research and development activities, manufacturing disruptions, disruptions in our ability to obtain necessary trial site approvals, as well as delays in or difficulties with enrollment and other delays at clinical trial sites. The public health emergency declarations related to COVID-19 ended on May 11, 2023, and the FDA ended certain COVID-19 related policies and retained others. As a result of these and other measures, we may in the future face disruptions to our business. We do not know the extent to which public health epidemics, including the COVID-19 pandemic, will impact our development of KPI-012, including our ongoing CHASE Phase 2b clinical trial, or any other product candidates that we develop. Additionally, while we currently are not experiencing interruptions in our manufacturing of KPI-012, any reinstatement of quarantines, travel restrictions and other measures related to a public health emergency may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver future supplies if and when needed.

Public health epidemics may cause disruptions in financial markets, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the impact of COVID-19 on economies worldwide could result in adverse effects on our business and operations.

We cannot be certain what the overall impact of COVID-19 or any other public health emergencies or pandemics will be on our business in the future and a continuation of the pandemic has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

We are also aware of potential competitors for KPI-012 for Limbal Stem Cell Deficiency, or LSCD. Competitive products and product candidates in LSCD include two stem cell-based approaches. ABCB5+ limbal stem cells, which are being studied in Phase 1/2 clinical trials and are being developed by RHEACELL GmbH & Co. KG, utilize allogeneic limbal stem cells derived from human corneal rims, which are expanded ex-vivo and manufactured as an advanced-therapy medicinal product. Holoclar utilizes autologous limbal stem cells derived from the healthy portion of the patient’s eye. Holoclar is approved in the European Union for treatment of LSCD caused by ocular burns and is developed by Chiesi. Additionally, Claris Biotherapeutics, Inc. has initiated a Phase 1 study in LSCD of its recombinant hepatocyte growth factor product candidate, CSB-001.

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

Third-party manufacturers may not be able to comply with current good manufacturing practice, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations.

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

Our development of KPI-012 is currently being funded, in part, by an award from the California Institute for Regenerative Medicine, or CIRM. On August 2, 2023, our wholly-owned subsidiary, Combangio, entered into an award agreement with CIRM for a $15.0 million grant, or the CIRM Award, to support the ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount and the remaining $5.9 million under the award is payable to Combangio only upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. If we fail to satisfy the co-funding requirement under the CIRM Award or fail to achieve the milestones within the timeframes required by the CIRM Award, we may not receive full funding under the CIRM Award. CIRM may permanently cease disbursements under the CIRM Award if the milestones are not met within four months of their scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. We cannot be certain that we will achieve the remaining milestones under the CIRM Award within the required timeframes, or at all, and as such we may never receive the remaining $5.9 million under the award. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Moreover, disbursements under the CIRM Award are contingent upon the availability of funds in the state of California’s Stem Cell Research and Cures Fund, which is outside of our control.

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

If we fail to comply with our obligations under our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

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

Further, under the Pediatric Research Equity Act, or PREA, a Biologics License Application, or BLA or supplement to a BLA for certain biological products must contain data to assess the safety, potency and purity of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe, potent and pure, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety, potency and purity data need to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Further, our ability to develop and market new products may be impacted if litigation challenging the FDA’s approval of mifepristone continues. In April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, our ability to develop and market new drug products could be delayed, undermined or subject to protracted litigation.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and exclusivity periods for orphan drugs, and revising the eligibility for expedited pathways) was published in April 2023 and the European Parliament has requested several amendments. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and currently ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified. If a competing product candidate with an orphan designation for PCED were to obtain regulatory approval before we are able to obtain approval of KPI-012 for PCED, we could be barred from marketing KPI-012 for PCED in the United States during the seven-year orphan exclusivity period, which would have a severe adverse effect on our business.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce and certain pharmaceutical companies have also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

Further, in December 2023, NIST released for public comment the Draft Framework. The Draft Framework sets forth the factors that an agency may consider when deciding whether to exercise march-in rights pursuant to Bayh-Dole, and includes a first-ever specification that price can be a factor in determining that a drug or other taxpayer-funded invention is not accessible to the public. NIST is currently seeking public comments on the proposed Draft Framework. The potential inclusion of price as a factor in a march-in determination and the exercise of “march-in” rights by the federal government could result in decreased demand for our future products, which could have a material adverse effect on our results of operations and financial condition. In addition, any failure to comply with applicable laws or regulations could harm our business and divert our management’s attention.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision has resulted in increased scrutiny on data transfers generally and may increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

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

Beyond GDPR and similar laws in the United States, there are privacy and data security laws in a growing number of countries around the world, including countries in Latin America where we are in the process of initiating clinical trial sites in the CHASE Phase 2b clinical trial. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws may impact our ability to conduct our business activities.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and other personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Our decision to sell our Commercial Business to Alcon, our determination to solely focus our research and development efforts on our MSC-S platform, including KPI-012, could harm our ability to attract and retain qualified personnel who are critical to our business. In addition, we rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to successfully develop and commercialize KPI-012 and any other product candidate we may develop in the future will be harmed.

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

Although we have a nominal amount of office space on a short-term basis to conduct in-person meetings from time-to-time in Arlington, Massachusetts and lease office and laboratory space in Menlo Park, California, the vast majority of our employees no longer have individual offices. As a result, our management team and the vast majority of our employees will work remotely and without dedicated office space, until such time as we determine to obtain a new operating lease. Our employees are accessing our servers remotely through home or other networks to perform their job responsibilities, which may be less secure. The risk of cyber incidents or other privacy or data security incidents may be heightened as a result of our remote work environment. Remote working arrangements could also impact employee productivity and morale, impede employee training, strain our technology resources and introduce operational risks, all of which could negatively impact our business. Because we are a largely remote workplace, we have an increased reliance on third parties to conduct a significant portion of our research and development activities. We have limited ability to control the amount or timing of resources that any such third party will devote to our research and development activities, and such third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with such third parties, and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs.

Risks Related to Our Common Stock

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.

Our common stock is currently listed on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and either a minimum stockholders’ equity of $2,500,000, or a minimum market value of our common stock of at least $35,000,000, or risk delisting, which would have a material adverse effect on our business. The market value of our common stock has not exceeded $35,000,000 on a sustained basis since August 2023, and as such, in order to avoid the delisting of our common stock, we have had to maintain a minimum stockholders’ equity of $2.5 million. There are many factors that may adversely affect our ability comply with the requirements for continued listing on The Nasdaq Capital Market, including those described throughout this “Risk Factors” section. Many of these factors are outside of our control. As a result, we cannot assure you that we will continue to comply with the requirements for continued listing on The Nasdaq Capital Market, including the minimum stockholders’ equity requirement.

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

Sales of a substantial number of shares of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 5, 2024, we had outstanding 4,607,569 shares of common stock.

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

In 2022, 2023 and 2024, we sold to certain institutional investors shares of our common stock and/or shares of our preferred stock in private placements. We have filed registration statements on Form S-3 covering the resale of such shares of common stock and the common stock issuable upon conversion of the preferred stock issued in the private placements, and we have agreed to keep each such registration statements effective until the date the shares covered by it have been sold or can be resold without restriction under Rule 144 of the Securities Act.

The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline would adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Certain existing stockholders will experience dilution upon any future conversion of the outstanding shares of our preferred stock into shares of our common stock.

Each outstanding share of Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock is initially convertible into 100 shares of our common stock at any time at the option of the applicable holder, subject to certain beneficial ownership limitations which prohibit any such conversion if the holder would own, following such conversion, in excess of 9.99% of the outstanding shares of our common stock. Such holder of preferred stock can also elect for its beneficial ownership limitation to be increased up to 19.99% upon 61 days’ notice. Certain existing stockholders will experience dilution upon any future conversion of the outstanding shares of our preferred stock into shares of our common stock.

Our largest stockholder may have the ability to exercise significant influence over certain of our business decisions and could influence matters submitted to stockholders for approval.

 Bakers Brothers Life Sciences, L.P. and 667, L.P., which are affiliates of Baker Bros. Advisors LP, which we refer to collectively as Baker Brothers owned, in the aggregate, shares of common stock representing approximately 19.38% of our outstanding common stock as of August 5, 2024. Such stockholder also holds all of the outstanding shares of our Series E Preferred Stock, the Series F Preferred Stock and the Series G Preferred Stock, and 24.48% of the outstanding shares of our Series H Preferred Stock. Such stockholder could elect, upon 61 days’ notice to us, to convert a portion of its shares of preferred stock into common stock, up to the beneficial ownership limitation of 19.99%.

Baker Brothers holds a significant percentage of our outstanding shares of common stock and could exercise significant influence matters submitted to our stockholders for approval.

In addition, pursuant to the terms of our securities purchase agreements for the 2022, 2023 and March 2024 private placement transactions, we have agreed that we will not, without the prior approval of Baker Brothers (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock, the Series F Preferred Stock or the Series G Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions. Additionally, pursuant to the terms of our securities purchase agreement for the June 2024 private placement transaction, we have agreed that we will not, without the prior approval of the stockholders holding two-thirds of the outstanding shares of Series H Preferred Stock, issue or authorize the issuance of any equity security that is senior or pari passu to the Series H Preferred Stock with respect to liquidation preference. As a holder of our Series E Preferred Stock, Baker Brothers has the right to have our board of directors nominate and recommend for election by the stockholders up to three designees to our board of directors, subject to certain requirements and exceptions. In addition, as a holder of our Series E Preferred Stock, Baker Brothers has certain rights to participate in our future equity offerings, which rights are more fully described in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2023.

As a result of the foregoing, Baker Brothers may have the ability to exercise significant influence over certain matters affecting our business. Such stockholder may have interests that differ from your interests, and it may vote as a stockholder or act in a way with which you disagree and that may be adverse to your interests. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the common stock held by Baker Brothers and may adversely affect the market price of our common stock and, in turn, the market value of our common stock for Nasdaq listing purposes.

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We would cease to be a smaller reporting company if we have a public float in excess of $250 million or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our Loan Agreement and our securities purchase agreements for our 2022, 2023 and March 2024 private placements restrict us from paying dividends. Any future debt agreements that we may enter into may preclude us from paying dividends without the lenders’ consent or at all. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits

Exhibit Index

EXHIBIT 3.1+	-

Restated Certificate of Incorporation of the Registrant, as amended, including Certificate of Designation of the Series D Preferred Stock of the Registrant, Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series F Convertible Non-Redeemable Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series G Convertible Non-Redeemable Preferred Stock of the Registrant and Certificate of Designations, Preferences and Rights of Series H Convertible Non-Redeemable Preferred Stock of the Registrant

EXHIBIT 4.1	-	Form of Series H Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on June 27, 2024)

EXHIBIT 10.1	-

Securities Purchase Agreement, dated June 26, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on June 27, 2024)

EXHIBIT 10.2	-

Registration Rights Agreement, dated June 26, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on June 27, 2024)

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

KALA BIO, Inc.

Dated: August 6, 2024	By:	/s/ Mark Iwicki
Mark Iwicki
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2024	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)