Form 10-Q
period 2024-09-30
KALA BIO, Inc.
filed 2024-11-12
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 4,610,139 shares of Common Stock, $0.001 par value per share, outstanding as of November 11, 2024.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to our dependency on and potential advantages of KPI-012, our product candidate for the treatment of persistent corneal epithelial defects, or PCED;
●	our expectations with respect to the potential impacts the sale of our commercial business to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer collectively as Alcon, will have on our business, results of operations and financial condition;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon in connection with the sale of our commercial business;
●	our expectations with respect to, and the amount of, future milestone payments we may pay in connection with the acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition;
●	our development efforts for KPI-012 and our ability to discover and develop new programs and product candidates;
●	the timing, progress and results of clinical trials for KPI-012, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of any biologics license applications for KPI-012 and any other product candidate we may develop in the future;
●	our ability to obtain regulatory approvals for KPI-012;
●	our commercialization, marketing and manufacturing capabilities and strategy for KPI-012, if approved;
●	our estimates regarding potential future revenue from sales of KPI-012, if approved;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for KPI-012, if approved;
●	the rate and degree of market acceptance and clinical utility of KPI-012 and our estimates regarding the market opportunity for KPI-012, if approved;
●	plans to pursue the development of, and the timing, progress and results of preclinical studies of, KPI-012 for indications in addition to PCED, including Limbal Stem Cell Deficiency;

●	our expectations with respect to our determination to cease the development of our preclinical pipeline programs that are unrelated to our mesenchymal stem cell secretome, or MSC-S, platform;
●	the timing, progress and results of preclinical studies for our KPI-014 program;
●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand;
●	our expectations regarding our ability to achieve the specified milestones under our award from the California Institute for Regenerative Medicine, or CIRM, and obtain the full funding under the CIRM award;
●	our expectations regarding our ability to comply with the covenants under our loan agreement with Oxford Finance LLC;
●	our intellectual property position, including intellectual property acquired in the Combangio Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers; and
●	the potential impact of global economic and geopolitical developments on our business, operations, strategy and goals.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of September 30, 2024, we had an accumulated deficit of $659.7 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts or otherwise cease operations. The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, or to avoid the occurrence of specified events of default could result in an acceleration of amounts due.
●	We are substantially dependent on the success of our product candidate, KPI-012. If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other biological product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development or commercialization of our product candidates, we may need to abandon or limit our development and/or commercialization efforts for such product candidates.

●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.
●	Public health epidemics, including the COVID-19 pandemic, could impact the development of KPI-012 or any other product candidate we may develop, and may adversely affect our business, results of operations and financial condition.
●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, will also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	Our reliance on CIRM funding for KPI-012 adds uncertainty to our research and development efforts, imposes certain compliance obligations on us and imposes requirements that may increase the costs of commercializing KPI-012.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if any and when approved, will be harmed.
●	If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. Any delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are each events of default under our loan agreement, which could adversely effect our financial condition and ability to pursue our business strategy.
●	Our largest stockholder may have the ability to exercise significant influence over certain of our business decisions and could influence matters submitted to stockholders for approval.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49,202	$50,895
Prepaid expenses and other current assets	2,077	1,975
Total current assets	51,279	52,870
Non-current assets:
Property and equipment, net	762	753
Right-of-use assets	1,778	2,025
Other long-term assets	260	301
Total assets	$54,079	$55,949
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$711	$919
Accrued expenses and other current liabilities	4,497	6,018
Deferred grant income	314	1,075
Current portion of lease liabilities	368	334
Current portion of long-term debt	17,977	—
Total current liabilities	23,867	8,346
Long-term liabilities:
Long-term lease liabilities	1,532	1,799
Long-term debt, net of current portion	17,162	34,190
Long-term contingent consideration	4,659	4,110
Total long-term liabilities	23,353	40,099
Total liabilities	47,220	48,445
Commitments and Contingencies (Note 13)
Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 51,246 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023, 2,928 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023, 10,901 and 0 shares of Series G Convertible Non-Redeemable Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023, and 9,393 and 0 shares of Series H Convertible Non-Redeemable Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively

	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 4,610,139 and 2,759,372 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	3
Additional paid-in capital	666,599	636,910
Accumulated deficit	(659,745)	(629,409)
Total stockholders' equity	6,859	7,504
Total liabilities and stockholders' equity	$54,079	$55,949

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Costs and expenses:
General and administrative	$4,400	$4,952	$14,139	$15,944
Research and development	5,168	5,554	16,836	13,868
Gain on fair value remeasurement of deferred purchase consideration	—	—	—	(230)
Loss (gain) on fair value remeasurement of contingent consideration	420	(1,744)	549	462
Total costs and expenses	9,988	8,762	31,524	30,044
Loss from operations	(9,988)	(8,762)	(31,524)	(30,044)
Other income (expense):
Interest income	570	708	1,578	2,101
Interest expense	(1,478)	(1,459)	(4,391)	(4,346)
Grant income	1,946	2,970	4,001	2,970
Other expense, net	—	(2,161)	—	(4,253)
Total other income (expense)	1,038	58	1,188	(3,528)
Net loss	$(8,950)	$(8,704)	$(30,336)	$(33,572)
Net loss per share attributable to common stockholders—basic and diluted	$(1.93)	$(3.41)	$(8.68)	$(14.36)
Weighted average shares outstanding—basic and diluted	4,627,578	2,550,210	3,494,339	2,337,492

Net loss	$(8,950)	$(8,704)	$(30,336)	$(33,572)
Other comprehensive (loss) income:
Change in fair value of investments	—	(8)	—	1
Total other comprehensive (loss) income	—	(8)	—	1
Total comprehensive loss	$(8,950)	$(8,712)	$(30,336)	$(33,571)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2024
	Series E		Series F		Series G		Series H
	Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	4,598,419	$5	$664,507	$(650,795)	$13,717
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	7,869	—	47	—	47
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	2,570	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	1,281	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,036	—	2,036
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,950)	(8,950)
Balance as of September 30, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	4,610,139	$5	$666,599	$(659,745)	$6,859

	Three Months Ended September 30, 2023
	Series E
	Convertible
	Non-Redeemable					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2023	52,750	$—	2,538,687	$3	$629,558	$9	$(612,078)	$17,492
Issuance of common stock for vested restricted stock units	—	—	800	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	3,229	—	40	—	—	40
Issuance of common stock upon conversion of Series E preferred stock	(1,504)	—	150,400	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,403	—	—	2,403
Change in fair value of investments	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(8,704)	(8,704)
Balance as of September 30, 2023	51,246	$—	2,693,116	$3	$632,001	$1	$(620,782)	$11,223

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2024
	Series E		Series F		Series G		Series H
	Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	51,246	$—	2,928	$—	—	$—	—	$—	2,759,372	$3	$636,910	$(629,409)	$7,504
At the market offering, net of offering costs of $50	—	—	—	—	—	—	—	—	387,500	1	2,470	—	2,471
Exercise of stock options	—	—	—	—	—	—	—	—	1,281	—	9	—	9
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	249,224	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	11,448	—	68	—	68
Issuance of common stock to satisfy service contract	—	—	—	—	—	—	—	—	4,000	—	29	—	29
Common stock offering, net of offering costs of $122	—	—	—	—	—	—	—	—	1,197,314	1	6,881	—	6,882
Issuance of convertible Series G preferred stock, net of issuance cost of $62	—	—	—	—	10,901	—	—	—	—	—	8,538	—	8,538
Issuance of convertible Series H preferred stock, net of issuance cost of $96	—	—	—	—	—	—	9,393	—	—	—	5,399	—	5,399
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,295	—	6,295
Net loss	—	—	—	—	—	—	—	—	—	—	—	(30,336)	(30,336)
Balance as of September 30, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	4,610,139	$5	$666,599	$(659,745)	$6,859

	Nine Months Ended September 30, 2023
	Series E
	Convertible
	Non-Redeemable					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2022	53,144	$—	1,706,971	$2	$606,182	$—	$(587,210)	$18,974
At the market offering, net of offering costs of $446	—	—	665,265	1	17,965	—	—	17,966
Issuance of common stock for vested restricted stock units	—	—	3,002	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	3,690	—	46	—	—	46
Issuance of common stock to satisfy deferred purchase consideration	—	—	19,350	—	365	—	—	365
Issuance of common stock to satisfy contingent consideration	—	—	105,038	—	2,354	—	—	2,354
Issuance of common stock upon conversion of Series E preferred stock	(1,898)	—	189,800	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,089	—	—	5,089
Change in fair value of investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(33,572)	(33,572)
Balance as of September 30, 2023	51,246	$—	2,693,116	$3	$632,001	$1	$(620,782)	$11,223

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,336)	$(33,572)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	190	233
Non-cash operating lease cost	247	94
Gain on fair value remeasurement of deferred purchase consideration	—	(230)
Loss on fair value remeasurement of contingent consideration	549	462
Amortization of debt discount and other non-cash interest	949	941
Stock-based compensation	6,295	5,089
Other non-cash losses (gains)	129	(4,322)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(102)	5,970
Inventory and assets held for sale	—	7,544
Other long-term assets	—	(143)
Accounts payable	(208)	(2,036)
Accrued expenses and other current liabilities	(2,264)	(319)
Lease liabilities and other long-term liabilities	(233)	58
Net cash used in operating activities	(24,784)	(20,231)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(139)	(603)
Proceeds from sale of property and equipment	—	47
Purchases of short-term investments	—	(9,866)
Proceeds from sales or maturities of short-term investments	—	10,000
Net cash used in investing activities	(139)	(422)
Cash flows from financing activities:
Proceeds from issuance of Series G preferred stock, net of issuance costs of $62	8,538	—
Proceeds from issuance of common stock and Series H preferred stock, net of issuance costs of $218	12,281	—
Proceeds from common stock offerings, net of offering costs	2,471	17,966
Payment of principal, prepayment premium and final payment fee on debt	—	(10,000)
Contingent consideration related to Combangio acquisition	(119)	(2,041)
Payment of principal on finance lease	(18)	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	77	46
Net cash provided by financing activities	23,230	5,971
Net decrease in cash and cash equivalents:	(1,693)	(14,682)
Cash and cash equivalents at beginning of period	50,895	70,745
Cash and cash equivalents at end of period	$49,202	$56,063

Non-cash investing and financing activities:
Issuance of common stock to satisfy deferred purchase consideration in additional paid-in capital	$—	$365
Issuance of common stock to satisfy contingent consideration in additional paid-in capital	—	2,354
Issuance of common stock to satisfy service contract in additional paid-in capital	29	—

Supplemental disclosure:
Cash paid for interest	$3,459	$3,477
Right-of-use assets obtained in exchange of operating lease obligations	—	2,180
Right-of-use assets obtained in exchange of finance lease obligations	160	—

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

The Company previously developed and commercialized two marketed products, EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products applied a proprietary mucus-penetrating particle drug delivery technology, which the Company referred to as the AMPPLIFY® Drug Delivery Technology. On July 8, 2022, the Company closed the transaction (the “Alcon Transaction”), contemplated by the asset purchase agreement, dated as of May 21, 2022 (the “Asset Purchase Agreement”), by and between the Company, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC (together referred to as “Alcon”), pursuant to which Alcon purchased the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the Company’s AMPPLIFY Drug Delivery Technology (collectively, the “Commercial Business”). Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction. Alcon paid to the Company an upfront cash payment of $60,000 upon the closing of the Alcon Transaction. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Alcon up to four commercial-based sales milestone payments as follows: (1) $25,000 upon the achievement of $50,000 or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65,000 upon the achievement of $100,000 or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75,000 upon the achievement of $175,000 or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160,000 upon the achievement of $250,000 or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. Each milestone payment will only become payable once, if at all, upon the first time such milestone is achieved, and only one milestone payment will be paid with respect to a calendar year. In the event that more than one milestone is achieved in a calendar year, the higher milestone payment will become payable and the lower milestone payment will become payable only if the corresponding milestone is achieved again in a subsequent calendar year. The Company has not been entitled to any milestone payment to date.

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

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Liquidity— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations including a net loss of $8,950 and $30,336 for the three and nine months ended September 30, 2024, respectively, a net loss of $8,704 and $33,572 for the three and nine months ended September 30, 2023, respectively, and cash used in operating activities of $24,784 and $20,231 in the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $659,745. The Company generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public offerings of common stock and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s most recent private placements in March and June 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (the “Loan Agreement”), disbursements under a grant from California Institute for Regenerative Medicine (“CIRM”) (including the Company’s most recent disbursement of $3,240 in August 2024 from CIRM upon achievement of a specified milestone), convertible promissory notes and warrants.

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

The Company expects that its cash and cash equivalents as of September 30, 2024, will enable it to fund its operating expenses, lease and debt service obligations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects. This evaluation also assumes that the Company remains in compliance with the covenants and no event of default occurs under its Loan Agreement with Oxford Finance. If an event of default occurs under the Loan Agreement and Oxford Finance exercises its rights under the Loan Agreement to foreclose on the Company’s cash, the Company’s ability to fund its operations, lease and debt service obligations will be shorter than it currently expects.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023. (See Note 11, “Loss Per Share”).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended September 30, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance includes the requirements that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, the title and position of the chief operating decision maker, and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures in ASC 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in the guidance retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance may have on its consolidated financial statements.

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

The Company’s financial instruments as of September 30, 2024 and December 31, 2023 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

The Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue an aggregate of 155,664 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to former Combangio stockholders and other equityholders (the “Combangio Equityholders”) consisting of (i) an aggregate of 136,314 shares of common stock issued on January 3, 2022 and (ii) an aggregate of 19,350 shares of common stock that were held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued on March 10, 2023 (the “Holdback Shares”). The Company established liabilities for these considerations. The Deferred Purchase Consideration

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

related to the Combangio Acquisition was measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Any change in the fair value of the Deferred Purchase Consideration was included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023, the Company settled the remaining liability of $365 upon the issuance of the Holdback Shares and therefore there was no change in the fair value of the Deferred Purchase Consideration during the three or nine months ended September 30, 2024 or the three months ended September 30, 2023. The change in the fair value of the Deferred Purchase Consideration was a gain of $230 during the nine months ended September 30, 2023, primarily due to the change in the fair value of the underlying stock price and was recognized as the gain on fair value remeasurement of deferred purchase consideration in the condensed consolidated statement of operations and comprehensive loss.

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. As of September 30, 2024, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,646 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) following dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “First Dosing Milestone”). Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2024, the change in fair value of the contingent consideration liabilities was a loss of $420 as compared to a gain of $1,744 during the three months ended September 30, 2023, and during the nine months ended September 30, 2024 and 2023, the change in the fair value of the contingent consideration liabilities was a loss of $549 and $462, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment, and were recognized as a gain or loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,272	$39,272	$—	$—
Total Assets	$39,272	$39,272	$—	$—
Liabilities:
Contingent consideration	$4,659	$—	$—	$4,659
Total Liabilities	$4,659	$—	$—	$4,659

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44,639	$44,639	$—	$—
Total Assets	$44,639	$44,639	$—	$—
Liabilities:
Contingent consideration	$4,110	$—	$—	$4,110
Total Liabilities	$4,110	$—	$—	$4,110

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of September 30, 2024 and December 31, 2023:

	Fair Value at
	September 30,			Range
Financial Instrument	2024	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,659	Probability-adjusted	Period of expected milestone achievement	2025 - 2028 (2028)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	14.3%

	Fair Value at
	December 31,			Range
Financial Instrument	2023	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,110	Probability-adjusted	Period of expected milestone achievement	2025 - 2028 (2027)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	16.3%

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2024 and 2023:

Contingent consideration
Balance at January 1, 2024	$4,110
Fair value adjustments	158
Balance at March 31, 2024	$4,268
Fair value adjustments	(29)
Balance at June 30, 2024	$4,239
Fair value adjustments	420
Balance at September 30, 2024	$4,659

Contingent consideration
Balance at January 1, 2023	$8,370
Fair value adjustments	1,847
Settlements	(4,854)
Reclassification to accrued expenses and other current liabilities	(129)
Balance at March 31, 2023	$5,234
Fair value adjustments	359
Reclassification to accrued expenses and other current liabilities	(5)
Balance at June 30, 2023	$5,588
Fair value adjustments	(1,744)
Reclassification to accrued expenses and other current liabilities	(6)
Balance at September 30, 2023	$3,838

Deferred purchase consideration
Balance at January 1, 2023	$595
Fair value adjustments	(230)
Settlements	(365)
Balance at March 31, 2023, June 30, 2023 and September 30, 2023	$—

During the three and nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2, and Level 3.

4. GRANT INCOME

CIRM Award

On August 2, 2023, Combangio, a wholly owned subsidiary of the Company, entered into an award agreement with CIRM for a $15,000 grant (as amended from time to time, the “CIRM Award”) to support Combangio’s KPI-012 program for the treatment of PCED. The CIRM Award includes funding for the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio received an initial $5,900 disbursement from CIRM, and in August 2024, Combangio received a second disbursement of $3,240 from CIRM upon the achievement of a specified milestone. The balance of the award is payable to Combangio upon the achievement of other specified milestones that are primarily related to Combangio’s progress in conducting the

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

CHASE Phase 2b clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1,000 of funds utilized by the Company until the earlier of ten years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties (the “Base Royalty”). In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500,000 per year until the last to expire patent covering such invention expires.

During the three and nine months ended September 30, 2024, the Company recognized $1,946 and $4,001 of grant income, respectively, and recognized $2,970 of grant income during each of the three and nine months ended September 30, 2023, related to the CIRM Award on its condensed consolidated statement of operations. As of September 30, 2024 and December 31, 2023, the Company had deferred grant income of $314 and $1,075 on its condensed consolidated balance sheet, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

Compensation and benefits	$2,533	$2,616
Development costs	775	837
Accrued revenue reserves	408	1,659
Professional services	364	515
Contract manufacturing	222	11
Other	195	380
Accrued expenses and other current liabilities	$4,497	$6,018

6. LEASES

Operating leases

Menlo Park, California Office Lease

In April 2023, Combangio entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The initial term of the lease is for 62 months which commenced on the lease commencement date of July 1, 2023, unless earlier terminated pursuant to the terms of the lease. The lease provides Combangio with an option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease during the year ended December 31, 2023, which is included in other long-term assets on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. Upon the lease commencement, the Company recorded a right-of-use asset of $2,154 and corresponding $2,133 of lease liability.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

As of September 30, 2024, the Company recognized $1,778 of right-of-use asset and a corresponding $1,900 of lease liability (current and non-current) by calculating the present value of lease payments, discounted at 13.1%, the Company’s estimated incremental borrowing rate, over the expected term of the lease. As of September 30, 2024, the remaining lease term on the lease was 3.9 years. Variable lease expense for the lease, includes real estate taxes, common area maintenance, and management fees.

The components of lease expenses and related cash flows were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$149	$149	$447	$165
Short-term lease cost	9	20	26	132
Variable lease cost	49	46	159	52
Total lease cost	$207	$215	$632	$349

Operating cash outflows from operating leases	$148	$48	$433	$61

The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term	3.9 years	4.7 years
Weighted average discount rate	13.1%	13.1%

As of September 30, 2024, the Company expects that its future minimum lease payments will become due and payable as follows:

Years Ending December 31,
2024 (remaining three months)	$148
2025	601
2026	622
2027	644
2028	440
Less: interest	(555)
Total	$1,900

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

In connection with its entry into the Loan Agreement, the Company granted the Agent a security interest in substantially all of the Company’s personal property owned or later acquired, including intellectual property and the Commercial Business. The Company also agreed to maintain its cash balance in one or more controlled accounts in favor of the Agent, subject to specified exceptions. The Loan Agreement also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions.

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the value of the embedded derivatives is not material as of September 30, 2024. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the effective interest rate was 17.07%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended September 30, 2024 and 2023, the Company recognized interest expense of $1,462 and $1,459, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $79 and $68 for the three months ended September 30, 2024 and 2023, respectively, accretion of the final payment fee of $243 and $241 for the three months ended September 30, 2024 and 2023, respectively, and the contractual coupon interest expense of $1,140 and $1,150 for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized interest expense of $4,388 and $4,346, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $226 and $204 for the nine months ended September 30, 2024 and 2023, respectively, accretion of the final payment fee of $723 and $737 for the nine months ended September 30, 2024 and 2023, respectively, and the contractual coupon interest expense of $3,439 and $3,405 for the nine months ended September 30, 2024 and 2023, respectively.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of the carrying value of the debt as of September 30, 2024 and December 31, 2023 are detailed below:

	September 30,	December 31,
	2024	2023
Principal loan balance	$33,957	$33,957
Unamortized debt discount and issuance cost	(306)	(532)
Cumulative accretion of exit fee	1,488	765
Total debt	$35,139	$34,190
Less: current portion of long-term debt	(17,977)	—
Long-term debt, net	$17,162	$34,190

The annual principal payments due under the Loan Agreement as of September 30, 2024 were as follows:

Years Ending December 31,
2024 (remaining three months)	$—
2025	23,970
2026	9,987
Total	$33,957

8. WARRANTS

The following table summarizes the common stock warrants outstanding as of September 30, 2024 and December 31, 2023, each exercisable into the number of shares of common stock set forth below as of the specified dates:

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

During the nine months ended September 30, 2023, the Company sold an aggregate of 190,000 shares of its common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $3,073, none of which were sold during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company sold an aggregate of 665,265 shares of its common stock pursuant to (1) the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $17,966.

During the nine months ended September 30, 2024, the Company sold an aggregate of 387,500 shares of its common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $2,471, none of which were sold during the three months ended September 30, 2024.

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

10. STOCK‑BASED COMPENSATION

On June 22, 2023, the Company’s stockholders approved the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”), which amended and restated the Company’s 2017 Equity Incentive Plan, as amended (the “2017 Plan”), to (i) increase the number of shares of common stock authorized for issuance thereunder by 1,250,000 shares; (ii) limit the number of incentive stock options that can be granted under the plan to 7,738,761 shares of common stock; (iii) add an annual limit on non-employee director compensation, including cash and the value of equity awards, of $750,000 for incumbent directors and $1,000,000 in a director’s first year of service; and (iv) extend the term of the plan (including the duration of the evergreen) to 10 years from June 22, 2023, the date that stockholders approved the plan. In addition, the 2017 Plan provides for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2033, equal to the lower of (i) 4% of the sum of (I) the number of outstanding shares of common stock on such date and (II) the number of shares of common stock issuable upon conversion of any outstanding shares of convertible preferred stock of the Company on such date (without giving effect to any restrictions or limitations on conversion) and (ii) an amount determined by the Company’s board of directors.

As of September 30, 2024, there were 236,576 shares of common stock available for grant under the 2017 Plan.

During the nine months ended September 30, 2024, the Company granted options for the purchase of 317,139 shares of common stock, including inducement grant options to purchase 3,125 shares of common stock to a new employee made outside of the 2017 Plan in accordance with Nasdaq Listing Rule 5635(c)(4), and 71,830 RSUs. During the nine months ended September 30, 2024, employees of the Company purchased an aggregate of 11,448 shares under the Employee Stock Purchase Plan.

The assumptions used in determining fair value of the stock options granted during the nine months ended September 30, 2024 are as follows:

	Nine Months Ended September 30,
	2024
Expected volatility	107.9%	–	110.3%
Risk-free interest rate	3.46%	–	4.41%
Expected dividend yield		0%
Expected term (in years)	5.50	–	6.07

During the nine months ended September 30, 2024, the weighted average grant-date fair value of options granted was $5.79.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

As of September 30, 2024, a total of 564,323 RSUs were outstanding, consisting of 544,117 unvested RSUs and 20,206 vested and deferred shares by directors.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$657	$657	$1,975	$1,454
General and administrative	1,379	1,746	4,320	3,635
Total	$2,036	$2,403	$6,295	$5,089

11. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(8,950)	$(8,704)	$(30,336)	$(33,572)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	4,627,578	2,550,210	3,494,339	2,337,492

Net loss per share attributable to common stockholders, basic and diluted	$(1.93)	$(3.41)	$(8.68)	$(14.36)

(1)	Included in the weighted-average common shares outstanding, basic and diluted are vested but deferred shares for which all contingencies have been satisfied.

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Options to purchase shares of common stock	885,430	670,064	914,859	509,914
Unvested RSUs and PSUs	544,117	824,998	647,809	598,210
Unexercised warrants	4,303	4,303	4,303	4,303
Convertible preferred stock (as converted to common stock)	7,446,800	5,124,600	7,133,700	5,238,000
	8,880,650	6,623,965	8,700,671	6,350,427

12. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2024 and 2023. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and nine months ended September 30, 2024 and 2023.

13. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1,075 for the achievement of specified development and regulatory milestones, and an aggregate of up to $1,100 for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties in a low single digit percentage range on net sales of licensed products that are covered by a valid claim of a licensed patent. During the nine months ended September 30, 2023, the Company paid Stanford a $175 milestone payment which was triggered by the commencement of the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. Additional amounts paid to Stanford in the three and nine months ended September 30, 2024 and 2023 were de minimis.

Litigation— The Company is not currently subject to any material legal proceedings.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the First Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the merger agreement for the Combangio Acquisition, the Company could trigger potential future sales-based milestone payments of up to $65,000 and cash royalty payment obligations in the mid-to-high single digits. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of September 30, 2024 or December 31, 2023, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

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

The CHASE trial is comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically four times per day, or QID, in two patients. Both patients in the first cohort successfully completed at least one week of dosing with no safety issues observed. We have initiated the second and final patient cohort of the CHASE trial in the United States, which is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial to evaluate the safety and tolerability of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 patients. We have opened 44 trial sites for the CHASE trial in the United States. We have also initiated several clinical trial sites in Argentina for the CHASE trial and we are in the process of initiating additional clinical trial sites in Latin America, subject to regulatory clearance.

The primary endpoint of the CHASE trial is the complete healing of the PCED as measured by corneal fluorescein staining. We are targeting reporting topline safety and efficacy data from the CHASE trial in the second quarter of 2025. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application, or BLA, for KPI-012 to the FDA.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net loss was $9.0 million and $30.3 million for the three and nine months ended September 30, 2024, respectively, and $42.2 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $659.7 million. We generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and/or preferred stock (including our most recent private placements resulting in net proceeds of approximately $8.5 million in March 2024 and $12.3 million in June 2024), borrowings under credit facilities and our Loan Agreement with Oxford Finance, or the Loan Agreement, disbursements under a grant from California Institute for Regenerative Medicine, or CIRM (including our most recent disbursement of $3.2 million from CIRM in August 2024 upon the achievement of a specified milestone), convertible promissory notes and warrants.

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

We expect that our general and administrative expenses for 2024 will be comparable to such expenses for the year ended December 31, 2023 and expect that our general and administrative expenses will continue at similar levels for the next several years. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

Loss (gain) on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. As of September 30, 2024, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.6 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) as a result of our dosing the first patient in our CHASE trial in February 2023, or the First Dosing Milestone. All potential milestone payments to the Combangio Equityholders are payable in cash going forward.

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

Grant Income

On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, or the CIRM Award, subject to entering into a final award agreement, to support Combangio’s ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received an initial $5.9 million disbursement from CIRM. On May 17, 2024, Combangio became entitled to receive a disbursement of $3.2 million from CIRM upon the achievement of a specified milestone, which was received in August 2024.

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

Other Income (Expense), Net

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Costs and expenses:
General and administrative	$4,400	$4,952	$(552)
Research and development	5,168	5,554	(386)
Loss (gain) on fair value remeasurement of contingent consideration	420	(1,744)	2,164
Total operating expenses	9,988	8,762	1,226
Loss from operations	(9,988)	(8,762)	(1,226)
Other income (expense)
Interest income	570	708	(138)
Interest expense	(1,478)	(1,459)	(19)
Grant income	1,946	2,970	(1,024)
Other expense, net	—	(2,161)	2,161
Net loss	$(8,950)	$(8,704)	$(246)

General and administrative expenses

General and administrative expenses were $4.4 million for the three months ended September 30, 2024, compared to $5.0 million for the three months ended September 30, 2023, which was a decrease of $0.6 million. The decrease in general and administrative expenses for the three months ended September 30, 2024 was due to a decrease of $0.4 million in stock-based compensation costs, $0.3 million in employee-related costs and $0.1 million in facility related costs, partially offset by an increase of $0.2 million in administrative and professional service fees.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
KPI-012 development costs	$2,090	$2,445	$(355)
Employee‑related costs	2,740	2,685	55
Other research and development costs	338	424	(86)
Total research and development	$5,168	$5,554	$(386)

Research and development expenses were $5.2 million for the three months ended September 30, 2024, compared to $5.6 million for the three months ended September 30, 2023, a decrease of $0.4 million. The decrease was primarily due to the timing of manufacturing costs related to KPI-012 development.

Loss (gain) on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the three months ended September 30, 2024 was $0.4 million as compared to a gain of $1.7 million for the three months ended September 30, 2023, primarily due to changes in discount rates, the passage of time and changes in the expected timing.

Interest income

Interest income was $0.6 million for the three months ended September 30, 2024 and was $0.7 million for the three months ended September 30, 2023. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to a lower cash balance and the quantity and mix of investments, partially offset by higher interest rates during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Interest expense

We incurred interest expense of $1.5 million for the three months ended September 30, 2024 and $1.5 million for the three months ended September 30, 2023. Interest expense for the three months ended September 30, 2024 and 2023 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During both the three months ended September 30, 2024 and 2023, $34.0 million of indebtedness was outstanding under our Loan Agreement.

Grant income

Grant income for the three months ended September 30, 2024 and 2023 was $1.9 million and $3.0 million, respectively, related to the CIRM Award.

Other expense, net

There was no other expense, net for the three months ended September 30, 2024. Other expense, net was $2.2 million for the three months ended September 30, 2023, which represented an expense recorded to assets held for sale.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Costs and expenses:
General and administrative	$14,139	$15,944	$(1,805)
Research and development	16,836	13,868	2,968
Gain on fair value remeasurement of deferred purchase consideration	—	(230)	230
Loss on fair value remeasurement of contingent consideration	549	462	87
Total operating expenses	31,524	30,044	1,480
Loss from operations	(31,524)	(30,044)	(1,480)
Other income (expense)
Interest income	1,578	2,101	(523)
Interest expense	(4,391)	(4,346)	(45)
Grant income	4,001	2,970	1,031
Other expense, net	—	(4,253)	4,253
Net loss	$(30,336)	$(33,572)	$3,236

General and administrative expenses

General and administrative expenses were $14.1 million for the nine months ended September 30, 2024, compared to $15.9 million for the nine months ended September 30, 2023, which was a decrease of $1.8 million. The decrease in general and administrative expenses for the nine months ended September 30, 2024 was primarily due to a $1.8 million decrease in administrative and professional service fees, a $0.5 million decrease in employee-related costs and a $0.2 million decrease in facility related costs, partially offset by a $0.7 million increase in stock-based compensation costs.

Research and development expenses

The following table summarizes the research and development expenses incurred during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
KPI-012 development costs	$7,321	$5,838	$1,483
Employee‑related costs	8,348	7,250	1,098
Other research and development costs	1,167	780	387
Total research and development	$16,836	$13,868	$2,968

Research and development expenses were $16.8 million for the nine months ended September 30, 2024, compared to $13.9 million for the nine months ended September 30, 2023, which was an increase of $3.0 million. The increase was primarily related to a $1.5 million increase in KPI-012 development costs, as we advance the clinical development of KPI-012, a $1.1 million increase in employee-related costs and a $0.4 million increase in other research and development costs, which primarily included facility costs.

Gain on fair value remeasurement of Deferred Purchase Consideration

There was no gain or loss on fair value remeasurement of Deferred Purchase Consideration for the nine months ended September 30, 2024 due to the final settlement of the liability in March 2023. The gain on fair value remeasurement of Deferred Purchase Consideration for the nine months ended September 30, 2023 was $0.2 million, which was primarily due to a change in the fair value of our underlying stock price.

Loss on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the nine months ended September 30, 2024 and 2023 was $0.5 million and $0.5 million, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment.

Interest income

Interest income was $1.6 million for the nine months ended September 30, 2024 and was $2.1 million for the nine months ended September 30, 2023. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to a lower cash balance and the quantity and mix of investments, partially offset by higher interest rates during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Interest expense

We incurred interest expense of $4.4 million for the nine months ended September 30, 2024 and $4.3 million for the nine months ended September 30, 2023. Interest expense for the nine months ended September 30, 2024 and 2023 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the nine months ended September 30, 2024, $34.0 million of indebtedness was outstanding under our Loan Agreement. During the nine months ended September 30, 2023, $43.3 million of indebtedness was outstanding under our Loan Agreement until $9.3 million was repaid on January 25, 2023 resulting in an outstanding indebtedness of $34.0 million.

Grant income

Grant income for the nine months ended September 30, 2024 and 2023 was $4.0 million and $3.0 million, respectively, related to the CIRM Award.

Other expense, net

There was no other expense, net for the nine months ended September 30, 2024. Other expense, net was $4.3 million for the nine months ended September 30, 2023 and represented a $7.6 million expense recorded to assets held for sale for expiring inventory and $1.1 million related to an adjustment for the returns’ reserve associated with our former commercial products, partially offset by the $4.2 million write-off related to the deferred gain recorded on the sale of the Commercial Business and $0.2 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

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

During the nine months ended September 30, 2023, we sold an aggregate of 190,000 shares of our common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $3.1 million, none of which were sold during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we sold an aggregate of 665,265 shares of our common stock pursuant to (1) the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration and (2) the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $18.0 million.

During the nine months ended September 30, 2024, we sold an aggregate of 387,500 shares of our common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $2.5 million, none of which were sold during the three months ended September 30, 2024.

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

We will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the maturity date. At our option, we may elect to make partial repayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. For further information about the Loan Agreement, see Note 7, “Debt”, of our condensed consolidated financial statements.

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

CIRM Award

On April 28, 2023, CIRM awarded Combangio a $15 million grant, subject to entering into a final award agreement, to support its ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received a $5.9 million disbursement from CIRM, and in August 2024, Combangio received an additional $3.2 million disbursement from CIRM upon achievement of a specified milestone under the CIRM Award. For a further description of the CIRM Award and the potential milestone payments we may receive, see “Financial Operations Overview – Grant Income” above.

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

Other Contractual Obligations

Our other material cash requirements from known contractual and other obligations as of September 30, 2024 primarily related to our license agreement with Stanford University and our operating lease. For information related to our future commitments relating to our license agreement, see Note 13, “Commitments and Contingencies”, of our condensed consolidated financial statements. For information related to our future commitments for our lease related obligations, see Note 6, “Leases”, of our condensed consolidated financial statements.

Cash Flows

As of September 30, 2024 and December 31, 2023, we had $49.2 million and $50.9 million in cash and cash equivalents, respectively. As of September 30, 2024 and December 31, 2023, we had $34.0 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Net cash used in operating activities	$(24,784)	$(20,231)	$(4,553)
Net cash used in investing activities	(139)	(422)	283
Net cash provided by financing activities	23,230	5,971	17,259
Net decrease in cash and cash equivalents	$(1,693)	$(14,682)	$12,989

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $24.8 million, compared to $20.2 million for the nine months ended September 30, 2023, an increase of $4.6 million, primarily due to a $13.9 million increase due to the timing of working capital fluctuations, partially offset by the decrease in the net loss adjusted for non-cash charges of $9.3 million. Notable working capital fluctuations included a $6.0 million decrease in prepaid expenses and other current assets during the nine months ended September 30, 2023, as compared to a $0.1 million increase during the nine months ended September 30, 2024, as a result of the collection of receivables due from Alcon and third parties in connection with transition-related services. Inventory and assets held for sale decreased by $7.5 million during the nine months ended September 30, 2023, as a result of the expense recorded to assets held for sale to write-off the remaining inventory balance, whereas there was no fluctuation related to inventory for the nine months ended September 30, 2024.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $0.1 million compared to $0.4 million for the nine months ended September 30, 2023, a decrease of $0.3 million. Net cash used in investing activities for the nine months ended September 30, 2024 related to purchases of property and equipment and other assets. Net cash used in investing activities for the nine months ended September 30, 2023 related to purchases of short-term investments of $9.9 million and purchases of property and equipment and other assets of $0.6 million, partially offset by proceeds from the sale or maturities of short-term investments of $10.0 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $23.2 million, compared to $6.0 million for the nine months ended September 30, 2023, an increase of $17.3 million. Net cash provided by financing activities for the nine months ended September 30, 2024 largely consisted of $12.3 million of net proceeds from the sale of common stock and shares of our Series H Preferred Stock in our June 2024 private placement, $8.5 million of net proceeds from the sale of shares of our Series G Preferred Stock in our March 2024 private placement and $2.5 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the-market equity offering, partially offset by a $0.1 million payment for the First Dosing Milestone reflected in financing activities. Net cash provided by financing activities for the nine months ended September 30, 2023 largely consisted of $18.0 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the-market equity offering, partially offset by $10.0 million of repayment of principal and final payment fee on our Loan Agreement and a $2.0 million payment for the First Dosing Milestone reflected in financing activities.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of September 30, 2024, together with the $5.9 million of remaining funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the fourth quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the remaining funds under the CIRM Award. In addition, our estimates also assume that we remain in compliance with the covenants and no event of default occurs under our Loan Agreement with Oxford Finance. If we do not receive all of the funding from CIRM we currently expect or if an event of default occurs under our Loan Agreement and Oxford Finance exercises its rights under the Loan Agreement to foreclose on our cash, our ability to fund our operations, lease and debt service obligations will be shorter than we currently expect. As a result, we could deplete our available capital resources sooner than we currently expect.

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

We will need to raise additional capital in the future to advance our business. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or current or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves or cease operations and, potentially, wind down the company under the bankruptcy laws or otherwise. If we were to cease operations and wind down the company under the bankruptcy laws or otherwise, we cannot assure our stockholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents. Our cash equivalents as of September 30, 2024 consisted of money market accounts and U.S. treasury securities that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of September 30, 2024 and 2023, the aggregate principal amount outstanding under the Loan Agreement was $34.0 million. The aggregate principal amount outstanding under the Loan Agreement bore interest through June 30, 2023 at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term SOFR, (b) 0.10% and (c) 7.89% per annum. An immediate 10% change in the 1-Month CME Term SOFR rate would not have a material impact on our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $9.0 million and $30.3 million for the three and nine months ended September 30, 2024, respectively, and $42.2 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $659.7 million. Prior to the sale of the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY

Drug Delivery Technology, which we collectively refer to as the Commercial Business, to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and/or preferred stock (including our most recent private placement of common stock and preferred stock for net proceeds of approximately $12.3 million in June 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, disbursements under a grant from CIRM (including our most recent disbursement of $3.2 million from CIRM in August 2024 upon achievement of a specified milestone), convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. We are devoting substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our Commercial Business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We also cannot assure you that we will achieve the remaining milestones under the CIRM award within required timeframes, or at all, and as such we may never receive the remaining $5.9 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts or cease operations.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct research and development activities, and initiate clinical trials of, and seek regulatory approval for, KPI-012 and any other product candidate that we develop in the future. If we do obtain regulatory approval for KPI-012 or any other product candidate that we develop, we expect to incur commercialization expenses related to product sales, marketing, distribution and manufacturing capabilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or cease operations and, potentially, wind down the company under the bankruptcy laws or otherwise. If we were to cease operations and wind down the company under the bankruptcy laws or otherwise, we cannot assure our stockholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $49.2 million as of September 30, 2024 and the $5.9 million of remaining funding anticipated under the CIRM Award, will enable us to fund our operations, lease and debt service obligations and capital expenditure requirements into the fourth quarter of 2025. We expect that our existing cash resources will be sufficient to enable us to obtain safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, we may not receive all of the remaining funds under the CIRM Award. In addition, our estimates also assume that we remain in compliance with the covenants and no event of default occurs under our Loan Agreement with Oxford Finance. If we do not receive all of the funding from CIRM we currently expect or if an event of default occurs under our Loan Agreement and Oxford Finance exercises its rights under the Loan Agreement to foreclose on our cash, our ability to fund our operations, lease and debt service obligations will be shorter than we currently expect. As a result, we could deplete our available capital resources sooner than we currently expect.

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

In addition, if we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or current or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves or cease operations and, potentially, wind down the company under the bankruptcy laws or otherwise. If we were to cease operations and wind down the company under the bankruptcy laws or otherwise, we cannot assure our stockholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our Loan Agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, or to avoid the occurrence of specified events of default could result in an acceleration of amounts due.

We have a substantial amount of indebtedness. As of September 30, 2024, we had $34.0 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, which through June 30, 2023 bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, (b) 0.10% and (c) 7.89%. Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement. The start date for amortization payments under the Loan Agreement is January 1, 2025, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in monthly installments through May 1, 2026. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt, particularly if we are in default under our Loan Agreement and all of our indebtedness under the Loan Agreement is due, and funds from external sources may not be available on a timely basis or acceptable terms, if at all. In addition, a failure to comply with the covenants under our Loan Agreement could result in an event of default and acceleration of amounts due. In particular, a delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement. Our lender could also declare a default upon the occurrence of any event that is determined to be a material adverse change as defined under our Loan Agreement. In such events, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, including by foreclosing on our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us, or to immediately cease operations. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about our ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements, would adversely effect our financial condition and ability to pursue our business strategy and may cause us to cease operations and seek protection and wind down the company under the bankruptcy laws or otherwise. For more information about risks related to compliance with The Nasdaq Capital Market listing standards, please see “Risks Related to Our Common Stock - If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.”

The milestone consideration we are eligible to receive in connection with the sale of our Commercial Business to Alcon is subject to various risks and uncertainties.

The milestone consideration we are eligible to receive for the sale of our Commercial Business to Alcon is subject to various risks and uncertainties. We are eligible to receive up to four commercial-based sales milestone payments from Alcon as follows: (1) $25.0 million upon the achievement of $50.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65.0 million upon the achievement of $100.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75.0 million upon the achievement of $175.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160.0 million upon the achievement of $250.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. To date, we have not received any such milestone payments.

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

We are developing KPI-012 for PCED, which is a rare condition with an estimated incidence in the United States of 100,000 cases per year, and, we have in the past and may in the future have difficulty identifying and enrolling a sufficient number of patients in our clinical trials of KPI-012 given the limited number of patients with PCED. Our inability to locate and enroll a sufficient number of patients for our clinical trials could result in significant delays, could cause us to reduce the number of patients that we enroll in a trial, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials have in the past and may in the future result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

In 2020 and 2021, Combangio conducted a Phase 1b clinical trial of KPI-012 in nine patients with PCED in Mexico. Based on the results of the Phase 1b clinical trial conducted in Mexico, we initiated a full preclinical development program and submitted an IND application to the FDA for KPI-012 which was approved in December 2022, and in February 2023, we dosed our first patient in the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. We have initiated several clinical trial sites in Argentina for the CHASE Phase 2b clinical trial and we are in the process of initiating additional clinical trial sites in Latin America, subject to regulatory clearance. If the FDA does not accept the data from any trial that we conduct outside the United States, it could delay or permanently halt our development of the applicable product candidates.

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

If approved, we expect KPI-012 to compete with Oxervate®, which is the only approved prescription pharmaceutical product in the PCED space. Oxervate (cenegermin-bkbj) was approved in August 2018 for the treatment of neurotrophic keratitis, or NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to represent approximately one-third of all PCED cases. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes. To our knowledge, there are currently only two product candidates in active clinical development for the treatment of a broad PCED population. KIO-201, a chemically modified form of the natural polymer hyaluronic acid administered as an eye drop, is currently being studied in a Phase 2 clinical trial in patients with PCED by Kiora Pharmaceuticals, Inc. Nexagon®, an antisense oligonucleotide that inhibits connexin43 being developed by Amber Ophthalmics, is currently being studied in a Phase 2/3 clinical trial in patients with PCED resulting from severe ocular chemical and/or thermal injuries. Amber Ophthalmics has also indicated that it plans to study Nexagon ® in a broad PCED population. A number of companies are pursuing development of product candidates for the treatment of NK, including ReGenTree, LLC (Timbetasin) and Claris Biotherapeutics, Inc. (CSB-001).

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

Further, our ability to develop and market new products may be impacted by litigation challenging the FDA’s approval of mifepristone. In April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the U.S. District Court for the Northern District of Texas challenging the FDA’s actions. Depending on the outcome of this litigation, if it continues, our ability to develop and market new drug products could be delayed, undermined or subject to protracted litigation.

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

Beyond GDPR and similar laws in the United States, there are privacy and data security laws in a growing number of countries around the world, including countries in Latin America where we have initiated several clinical trial sites in the CHASE Phase 2b clinical trial. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws may impact our ability to conduct our business activities.

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

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 11, 2024, we had outstanding 4,610,139 shares of common stock.

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

 Bakers Brothers Life Sciences, L.P. and 667, L.P., which are affiliates of Baker Bros. Advisors LP, which we refer to collectively as Baker Brothers owned, in the aggregate, shares of common stock representing approximately 19.33% of our outstanding common stock as of November 11, 2024. Such stockholder also holds all of the outstanding shares of our Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, and 24.48% of the outstanding shares of our Series H Preferred Stock. Such stockholder could elect, upon 61 days’ notice to us, to convert a portion of its shares of preferred stock into common stock, up to the beneficial ownership limitation of 19.99%.

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

KALA BIO, Inc.

Dated: November 12, 2024	By:	/s/ Mark Iwicki
Mark Iwicki
Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)