Form 10-K
period 2024-12-31
KALA BIO, Inc.
filed 2025-03-31
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $23.9 million, based on the closing price of the registrant’s common stock on June 28, 2024.

There were 6,452,398 shares of common stock, par value $0.001 per share, outstanding as of March 28, 2025.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our expectations with respect to our dependency on and potential advantages of KPI-012, our product candidate for the treatment of persistent corneal epithelial defects, or PCED;
●	our development efforts for KPI-012 and our ability to discover and develop new programs and product candidates;
●	the timing, progress and results of clinical trials for KPI-012, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of any biologics license applications for KPI-012 and any other product candidate we may develop in the future;
●	our ability to obtain regulatory approvals for KPI-012;
●	our expectations regarding our ability to comply with the covenants under our loan agreement with Oxford Finance LLC;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon Pharmaceuticals Ltd. and Alcon Visions, LLC in connection with the sale of our commercial business;
●	our expectations with respect to, and the amount of, future milestone payments we may pay in connection with the acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition;
●	our commercialization, marketing and manufacturing capabilities and strategy for KPI-012, if approved;
●	our estimates regarding potential future revenue from sales of KPI-012, if approved;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for KPI-012, if approved;
●	the rate and degree of market acceptance and clinical utility of KPI-012 and our estimates regarding the market opportunity for KPI-012, if approved;
●	plans to pursue the development of, and the timing, progress and results of preclinical studies of, KPI-012 for indications in addition to PCED, including Limbal Stem Cell Deficiency;

●	the timing, progress and results of preclinical studies for our KPI-014 program;
●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand;
●	our intellectual property position, including intellectual property acquired in the Combangio Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers; and
●	the potential impact of global economic and geopolitical developments on our business, operations, strategy and goals.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of December 31, 2024, we had an accumulated deficit of $667.9 million.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts or otherwise cease operations. The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, or to avoid the occurrence of specified events of default could result in an acceleration of amounts due.
●	We are substantially dependent on the success of our product candidate, KPI-012. If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other biological product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development or commercialization of our product candidates, we may need to abandon or limit our development and/or commercialization efforts for such product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.
●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate

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

Part I

Item 1.       Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. Our product candidate, KPI-012, which we acquired from Combangio, Inc., or Combangio, on November 15, 2021, is a mesenchymal stem cell secretome, or MSC-S, and is currently in clinical development for the treatment of persistent corneal epithelial defects, or PCED, a rare disease of impaired corneal healing. Based on the positive results of a Phase 1b clinical safety and efficacy trial of KPI-012 in patients with PCED, along with favorable preclinical safety and efficacy results, we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, which was accepted in December 2022. In February 2023, we dosed our first patient in the United States in our CHASE (Corneal Healing After SEcretome therapy) Phase 2b clinical trial of KPI-012 for PCED, or the CHASE trial.

The CHASE trial is comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically four times per day, or QID, in two patients. Both patients in the first cohort successfully completed eight weeks of dosing with no safety issues observed. We have initiated the second and final patient cohort of the CHASE trial, which is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial to evaluate the safety and efficacy of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 adult patients. To date, we have opened 45 trial sites for the CHASE trial in the United States. We have also initiated several clinical trial sites in Argentina for the CHASE trial and we are in the process of initiating additional clinical trial sites in Latin America.

The primary endpoint of the CHASE trial is the complete healing of PCED as measured by corneal fluorescein staining. To date, we have randomized 87 patients. Upon review of the only masked screening and baseline data, we have decided to extend enrollment to account for 13 patients who were enrolled and treated based on the investigators’ determination of the presence of a PCED which was subsequently not verified by the central reading center. We are targeting reporting topline safety and efficacy data from the CHASE trial in the third quarter of 2025. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application, or BLA, for KPI-012 to the FDA.

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

Strategy

Our goal is to become a leading biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. Key elements of our strategy include:

●	Advance the clinical development of, and seek regulatory approval for, KPI-012 for the treatment of PCED. KPI-012 is a novel, human bone-marrow derived MSC-S currently in clinical development for the treatment of PCED. A PCED is a persistent non-healing corneal defect or wound that is refractory to conventional treatments. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial and subsequently initiated the second and final patient cohort. We are targeting reporting topline safety and efficacy data for the CHASE trial in the third quarter of 2025. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a BLA for KPI-012 to the FDA. If approved, we intend to commercialize KPI-012 with a small, targeted, internal sales force in the United States. We also expect to explore commercialization of KPI-012 for the treatment of PCED in certain markets outside the United States utilizing a variety of collaboration, distribution, co-promotion and other marketing arrangements with one or more third parties.
●	Advance KPI-012 for additional rare ocular surface disease indications and KPI-014 for rare inherited retinal degenerative diseases. We are also evaluating the potential of KPI-012 to treat other rare front-of-the-eye diseases, such as LSCD and other rare corneal diseases that threaten vision. In addition, we have initiated preclinical studies of KPI-014, our preclinical program evaluating the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease.
●	Business development through selective transactions. We plan to pursue value-driven business development opportunities as they arise in order to enhance our business and product pipeline, which may include opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies, particularly for the treatment of rare ophthalmic diseases. We also plan to explore a variety of transactions to maximize the value of our assets, including out-licensing transactions, collaborations, distributions and other development and marketing arrangements with one or more third parties for our product candidates.

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

CHASE 2b Clinical Trial of KPI-012 and Clinical Development Plan of KPI-012

We are initially developing KPI-012 for the treatment of PCED. Combangio completed a Phase 1b clinical efficacy trial in nine patients with PCED in Mexico City, Mexico. Based on the results of this Phase 1b clinical trial, we initiated a full preclinical development program and submitted an IND application to the FDA for KPI-012, which was accepted in December 2022. In February 2023, we dosed the first patient in the CHASE trial of KPI-012 in patients with PCED in the United States. The CHASE trial is comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically QID in two patients. Both patients in the first cohort successfully completed eight weeks of dosing with no safety issues observed.

We have initiated the second and final patient cohort of the CHASE trial, which is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial to evaluate the safety and efficacy of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 adult patients with PCED. The trial has an 8-week treatment period with evaluations at frequent times during the dosing period and at 10 weeks and 26 weeks. To date, we have opened 45 trial sites for the CHASE trial in the United States. We have also initiated several clinical trial sites in Argentina for the CHASE trial and we are in the process of initiating additional clinical trial sites in Latin America. The primary endpoint of the CHASE trial is the complete healing of the PCED as measured by corneal fluorescein staining using a central-reading center assessment of corneal fluorescing staining photographs. To date, we have randomized 87 patients. Upon review of the only masked screening and baseline data, we have decided to extend enrollment to account for 13 patients who were enrolled and treated based on the investigators’ determination of the presence of a PCED which was subsequently not verified by the central reading center. We are targeting reporting topline safety and efficacy data from the CHASE trial in the third quarter of 2025. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a BLA for KPI-012 to the FDA.

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

LSCD is an ocular surface disease characterized by the loss or deficiency of stem cells in the junction of the cornea and limbus, where they play an essential role in the generation and repopulation of corneal epithelial cells. When the limbal stem cell population is reduced or depleted, the ability of the corneal epithelium to repair and renew itself is compromised, which can result in recurrent epithelial breakdown, neovascularization, conjunctival overgrowth and other sequalae that can lead to loss of corneal clarity and vision impairment, as well as significant pain and diminished quality of life. With the exception of the autologous stem cell product Holoclar, which is approved in the European Union for treatment of LSCD caused by ocular burns, there are currently no approved pharmaceutical products for the treatment of LSCD and there are an estimated 100,000 patients in the United States suffering from this disease. We believe these patients may be appropriate candidates for KPI-012 to maintain the integrity of the ocular surface and to avoid the vision impairment and pain associated with the disease. In addition to the effects of KPI-012 on corneal healing observed in both animal models and in PCED patients, there is data in the literature that suggest that MSC-S can restore the limbal stem cell niche, which would be of significant benefit in both partial or complete LSCD.

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

To our knowledge, there are currently only two product candidates in active clinical development for the treatment of a broad PCED population. KIO-201, a chemically modified form of the natural polymer hyaluronic acid administered as an eye drop, is currently being studied in a Phase 2 clinical trial in patients with PCED by Kiora

Pharmaceuticals, Inc. Nexagon®, an antisense oligonucleotide that inhibits connexin43 being developed by Amber Ophthalmics, is currently being studied in a Phase 2/3 clinical trial in patients with PCED.

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

As of March 1, 2025, we owned eight U.S. issued patents and six U.S. patent applications, as well as 41 foreign patent applications (including pending Patent Cooperation Treaty, or PCT, applications). We exclusively licensed one U.S. patent application, as well as one foreign patent and one foreign patent application including original filings, continuations and divisional applications. Our patent portfolio includes the following patents and patent applications that we own or exclusively license:

●	Eight U.S. patents, six U.S. patent applications, and 41 related foreign patent applications, all relating to pharmaceutical compositions including KPI-012 for treating ocular conditions, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2040; and
●	One U.S. patent application, one foreign patent, and one foreign patent application, all related to secreted stem cell factors for tissue repairment and regeneration, and which are exclusively in-licensed from Stanford University, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2038;

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

Financial Terms

In consideration for that license, Combangio paid Stanford an upfront fee of $15,000. Under the Stanford Agreement, we are obligated to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1.1 million for the achievement of specified development and regulatory milestones, and an aggregate of up to $1.1 million for the achievement of specified sales milestones. In 2023, we paid Stanford a $175,000 milestone payment which was triggered by the commencement of the CHASE trial in the United States. Stanford is also entitled to receive tiered royalties from us in a low single digit percentage range of our, our affiliates’ and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country and licensed product-by-licensed product basis, until the last-to-expire valid claim of a licensed patent covering such licensed product in the country of manufacture and sale. Additionally, we are required to pay Stanford a low double-digit percentage of certain consideration we receive as a result of granting sublicenses to the licensed patents. In connection with our acquisition of Combangio, we paid Stanford a one-time change of control fee of $100,000. Stanford retains the right, on behalf of itself, Stanford Health Care, Lucile Packard Children’s Hospital at Stanford, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose. In addition, the United States government retains nonexclusive rights under the licensed patents to practice or have practiced the licensed patents by or on behalf of the United States government or on behalf of any foreign government or international organization pursuant to treaty or agreement.

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

Combangio Merger Agreement

Pursuant to the Agreement and Plan of Merger, or the Merger Agreement, we entered into with Combangio in connection with the acquisition of Combangio in November 2021, the former Combangio stockholders or other equityholders, or the Combangio Equityholders, are entitled to receive from us up to $105.0 million in payments that are contingent upon the achievement of specified development, regulatory and commercialization milestones, or the Contingent Consideration.

Upon dosing of the first patient in our CHASE trial for PCED in the United States in February 2023, we paid the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,038 shares of our common stock) in March 2023. The remaining amount of $0.1 million was paid in cash in January 2024. Any Contingent Consideration payable under the Merger Agreement in the future will be paid only in cash as follows:

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

CIRM Award

Our development of KPI-012 is currently being funded, in part, by an award from the California Institute for Regenerative Medicine, or CIRM. On August 2, 2023, Combangio entered into an award agreement with CIRM for a $15.0 million grant, or the CIRM Award, to support the KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount and a significant portion of the award is payable to Combangio upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. Combangio received an initial $5.9 million disbursement from CIRM upon entry into the CIRM Award, and an aggregate of $5.8 million in disbursements from CIRM upon the achievement of specified milestones. The balance of $3.3 million is payable to Combangio upon the achievement of other specified milestones. If we fail to satisfy the co-funding requirement under the CIRM Award or fail to achieve the milestones within the timeframe required by the CIRM Award, we may not receive full funding under the CIRM Award. CIRM may permanently cease disbursements under the CIRM Award if the milestones are not met within four months of their scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Moreover, disbursements under the CIRM Award are contingent upon the availability of funds in the state of California’s Stem Cell Research and Cures Fund, which is outside of our control.

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

Securities Purchase Agreements for Private Placements

Series E Private Placement

On November 28, 2022, we entered into a Securities Purchase Agreement, or the 2022 Securities Purchase Agreement, with certain institutional investors named therein, or the Series E Purchasers, pursuant to which we issued and sold, in a private placement priced at-the-market under Nasdaq rules, shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock, or Series E Preferred Stock, in two tranches for aggregate gross proceeds of up to $31.0 million, which we refer to collectively as the Series E Private Placement.

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

Pursuant to the 2022 Securities Purchase Agreement, the Series E Purchasers have the right to have up to two non-voting observers attend and participate in all of our board of directors, or the Board, and committee meetings and, subject to the Series E Purchasers owning directly specified minimum amounts of our common stock, the right to have the Board nominate and recommend for election by the stockholders up to three Series E Purchaser designees to the Board (one designee at 9.9%, two designees at 15.0% and three designees at 25.0%) designated by the Series E Purchasers, provided that at such time as the Series E Purchasers have designated three Board designees, at least one such designee must qualify as an “independent” director under Nasdaq rules and be acceptable to the members of the Board who are not Series E Purchaser designees.

The Series E Purchasers’ observer rights and Board designation rights will terminate at such time as the Series E Purchasers and their affiliates cease to own, in the aggregate, specified minimum amounts of the shares purchased in the Series E Private Placement.

Pursuant to the 2022 Securities Purchase Agreement, we agreed that we will not without the prior approval of the requisite Series E Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions. We have filed a registration statement covering the resale of the shares of common stock acquired in the Series E Private Placement and the shares of common stock issuable upon conversion of the shares of Series E Preferred Stock acquired in the Series E Private Placement.

Series F Private Placement

On December 21, 2023, we entered into a Securities Purchase Agreement, or the 2023 Securities Purchase Agreement, with certain institutional investors named therein, or the Series F Purchasers, pursuant to which we issued and sold, in a private placement priced at-the-market under Nasdaq rules, or the Series F Private Placement, shares of our Series F Convertible Non-Redeemable Preferred Stock, or Series F Preferred Stock, for aggregate gross proceeds of approximately $2.0 million. We agreed that we will not without the prior approval of the requisite Series F Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series F Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions. We have filed a registration statement covering the resale of the shares of common stock issuable upon conversion of the shares of Series F Preferred Stock acquired in the Series F Private Placement.

Series G Private Placement

On March 25, 2024, we entered into a Securities Purchase Agreement, or the March 2024 Securities Purchase Agreement, with certain institutional investors named therein, or the Series G Purchasers, pursuant to which we issued and sold, in a private placement priced at-the-market under Nasdaq rules, or the Series G Private Placement, shares of our Series G Convertible Non-Redeemable Preferred Stock, or Series G Preferred Stock, for aggregate gross proceeds of approximately $8.6 million. We agreed that we will not without the prior approval of the requisite Series G Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series G Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions. We have filed a registration statement covering the resale of the shares of common stock issuable upon conversion of the shares of Series G Preferred Stock acquired in the Series G Private Placement.

Series H Private Placement

On June 26, 2024, we entered into a Securities Purchase Agreement, or the June 2024 Securities Purchase Agreement, with certain institutional investors named therein, or the Series H Purchasers, pursuant to which we issued and sold, in a private placement, or the Series H Private Placement, shares of our common stock and shares of our Series H Convertible Non-Redeemable Preferred Stock, or Series H Preferred Stock, for aggregate gross proceeds of approximately $12.5 million. We agreed that we will not, without the prior approval of the requisite Series H Purchasers, issue or authorize the issuance of any equity security that is senior or pari passu to the Series H Preferred Stock with respect to liquidation preference. We have filed a registration statement covering the resale of the shares of common stock acquired in the Series H Private Placement and the shares of common stock issuable upon conversion of the shares of Series H Preferred Stock acquired in the Series H Private Placement.

Series I Private Placement

On December 29, 2024, we entered into a Securities Purchase Agreement, or the December 2024 Securities Purchase Agreement, with certain institutional investors named therein, or the Series I Purchasers, pursuant to which we agreed to issue and sell, in a private placement, or the Series I Private Placement, shares of our common stock and shares of our Series I Convertible Non-Redeemable Preferred Stock, or the Series I Preferred Stock, for aggregate gross proceeds of approximately $10.8 million. We agreed that we will not, without the prior approval of the requisite Series I Purchasers, issue or authorize the issuance of any equity security that is senior or pari passu to the Series I Preferred Stock with respect to liquidation preference. We have filed a registration statement covering the resale of the shares of common stock acquired in the Series I Private Placement and the shares of common stock issuable upon conversion of the shares of Series I Preferred Stock acquired in the Series I Private Placement.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, reimbursement and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources and may have a substantial impact on our business.

U.S. Government Regulation of Biological Products

In the United States, biological products, or biologics, are licensed for marketing by the FDA under the Public Health Service Act, or the PHSA, and regulated by the FDA under the Food, Drug and Cosmetic Act, or FDCA. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. A sponsor seeking approval to market and distribute a new biologic in the United States must satisfactorily complete each of the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLP, regulations or other applicable regulations;
●	design of a clinical protocol and submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated when certain changes are made;
●	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety, potency and purity of the investigational product for each proposed indication;
●	preparation and submission to the FDA of a BLA, demonstrating the safety, purity and potency of the proposed product and requesting marketing approval for one or more proposed indications, including payment of application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
●	review of the BLA by an FDA advisory committee, where applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the biologic is produced to assess compliance with current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the BLA;
●	FDA review and approval of the BLA authorizing marketing of the new biologic product for particular indications in the United States; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies required by the FDA.

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are typically referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems or bioprinted or computer models.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved BLA. In addition to reviewing an IND to ensure the safety and rights of patients, the FDA also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug’s safety, potency and purity. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or to suspend an ongoing trial. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of the trial. The DMC receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determined there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017. The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party to failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, signaling the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the potency and purity of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of diversity action plans are specified in FDA guidance.

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

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. A development safety and update report detailing the results of clinical trials must be submitted annually to the FDA within 60 days of the anniversary date that the IND went into effect and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or completed at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether a BLA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The FDA may also generally express support for the sponsor’s approach in the clinical development program but indicate that questions concerning whether the data support approval will be subject to review by the FDA following its acceptance for filing of the BLA. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure. In September 2023, the FDA issued draft guidance outlining the terms of such meetings in more detail.

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

With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed). Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. These guidances describe the FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for fiscal year 2025 this application fee is approximately $4.3 million), and the sponsor of an approved application is also subject to an annual program fee, currently $403,889 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 calendar days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety, potency and purity or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors. While the costs associated with review of an application are typically covered by the PDUFA user fee program, other activities, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes, may impact the FDA’s review and approval of marketing applications. Average review times at the agency have fluctuated in recent years, as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. Further, there is substantial uncertainty as to how measures being implemented by the new Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over biologics. For example, the potential loss of FDA personnel could lead to further disruptions and delays in the FDA operations and activities.

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

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety, potency or purity, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process.

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety, potency or purity of the investigational product.

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

With respect to the evidentiary standard for making this determination, the FDA typically requires a robust safety database and two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If the FDA determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. The FDA has not yet finalized that guidance, but it did issue draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy.

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

Post-Approval Regulation

If regulatory approval for marketing of a new product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety, potency and purity information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product.  If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Manufacturers were required by November 2023 to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

Regulatory Exclusivity Governing Biologics

When a biological product is licensed for marketing by the FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring the FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilar products and interchangeable biosimilar products.

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

The BPCIA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

The FDA maintains a publicly-available online database of licensed biological products, which is commonly referred to as the “Purple Book.” The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity. Further, the reference product sponsor must provide patent information and patent expiry dates to FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.

In an effort to increase competition in the drug and biologic product marketplace, Congress, the executive branch, and FDA have taken certain legislative and regulatory steps. For example, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved drug and biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none have been enacted to date. In addition, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

The period of market exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the disease or condition for which the product has been designated. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation passed in December 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by the FDA.

In September 2021, the Court of Appeals for the 11th Circuit, in Catalyst Pharms, Inc. v. Becerra, or Catalyst, held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, the FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices.  Under this final rule, LDTs are required to come into compliance with FDA’s medical device regulatory requirements in a staged approach over the course of four years.  The implementation of this LDT final rule could potentially be affected by an executive order issued by President Trump in January 2025 and/or the anticipated change in leadership at the FDA under the new administration. Further, while the final regulation is set to take effect on May 6, 2025, a number of parties have challenged the legality of such regulation in a federal district court.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by former President Biden, including at least two executive orders which were designed to further implement the ACA. We anticipate similar efforts to alter the ACA, and litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, the Department of Human and Health Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed legislation establishing workgroups to examine the impact of a state importation program. Several states have also passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards.

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

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. In January 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with the issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect in 2025 and beyond. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 which regulates the collection and sharing of health information that is not otherwise regulated by HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2025. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our product candidates, if approved.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

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

Preclinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with GLP principles as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organisation for Economic Co-operation and Development requirements.

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

The extent to which ongoing and new clinical trials will be governed by the Clinical Trials Regulation varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive, in each case, remained governed by the Clinical Trials Directive until January 31, 2025. Beginning January 31, 2025, all clinical trials (including those which are ongoing) are subject to the provisions of the Clinical Trials Regulation. The failure to transition ongoing clinical trials to the Clinical Trials Regulation can result in corrective measures under Article 77 of the Clinical Trials Regulation, including revocation of the authorization of the clinical trial or suspension of the clinical trial as well as criminal sanctions and fines under national law of EU Member States.

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

Conditional Marketing Authorization

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

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

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

Human Capital

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled workforce. As of December 31, 2024, we had a total of 38 full-time employees. We continually evaluate our business needs and opportunities and balance in-house expertise and capacity with outsourced expertise and capacity.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $38.5 million and $42.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $667.9 million. Prior to the sale of the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business, to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and/or preferred stock (including our most recent private placements of common stock and preferred stock for gross proceeds of approximately $8.6 million in March 2024, $12.5 million in June 2024 and $10.8 million in December 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, disbursements under a grant from CIRM (including our most recent disbursements of $3.2 million and $2.5 million from CIRM in August 2024 and December 2024, respectively, upon achievement of specified milestones), convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. We are devoting substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our Commercial Business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We also cannot assure you that we will achieve the remaining milestones under the CIRM award within required timeframes, or at all, and as such we may never receive the remaining $3.3 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct research and development activities, and initiate and conduct clinical trials of, and seek regulatory approval for, KPI-012 and any other product candidate that we develop in the future. If we do obtain regulatory approval for KPI-012 or any other product candidate that we develop, we expect to incur commercialization expenses related to product sales, marketing, distribution and manufacturing capabilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or cease operations and, potentially, wind down the company under the bankruptcy laws or otherwise. If we were to cease operations and wind down the company under the bankruptcy laws or otherwise, we cannot assure our stockholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $51.2 million as of December 31, 2024 will enable us to fund our operations, lease and debt service obligations and capital expenditure requirements into the first quarter of 2026. We expect that our existing cash resources will be sufficient to enable us to obtain topline safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, our estimates assume that we remain in compliance with the covenants and no event of default occurs under our Loan Agreement with Oxford Finance. If an event of default occurs under our Loan Agreement and Oxford Finance exercises its rights under the Loan Agreement to foreclose on our cash, our ability to fund our operations, lease and debt service obligations will be shorter than we currently expect. As a result, we could deplete our available capital resources sooner than we currently expect.

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

For example, our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under the Loan Agreement, we are also restricted from paying dividends on our common stock, granting liens, making investments, making acquisitions, making certain restricted payments, selling assets and making certain other uses of our cash without the lenders’ consent, subject in each case to certain exceptions. In addition, under our securities purchase agreements for our 2022, 2023 and 2024 private placements, we have agreed that we will not, without the prior approval of the applicable requisite purchasers under such purchase agreements: (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock, the Series F Preferred Stock, the Series G Preferred Stock, the Series H Preferred Stock and the Series I Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of its existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions.

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

We have a substantial amount of indebtedness. As of December 31, 2024, we had $29.3 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, which through June 30, 2023 bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, (b) 0.10% and (c) 7.89%. Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement. The start date for amortization payments under the Loan Agreement is July 1, 2025, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in monthly installments through November 1, 2026. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

In 2020 and 2021, Combangio conducted a Phase 1b clinical trial of KPI-012 in nine patients with PCED in Mexico. Based on the results of the Phase 1b clinical trial conducted in Mexico, we initiated a full preclinical development program and submitted an IND application to the FDA for KPI-012 which was approved in December 2022, and in February 2023, we dosed our first patient in the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. We have initiated several clinical trial sites in Argentina for the CHASE Phase 2b clinical trial and we are in the process of initiating additional clinical trial sites in Latin America. If the FDA does not accept the data from any trial that we conduct outside the United States, it could delay or permanently halt our development of the applicable product candidates.

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

If approved, we expect KPI-012 to compete with Oxervate®, which is the only approved prescription pharmaceutical product in the PCED space. Oxervate (cenegermin-bkbj) was approved in August 2018 for the treatment of neurotrophic keratitis, or NK, a degenerative disease characterized by decreased corneal sensitivity and poor corneal healing, which we believe to represent approximately one-third of all PCED cases. Oxervate is a topical eye drop that is administered six times per day at two-hour intervals for eight weeks. Each administration of Oxervate requires the use of a vial containing the drug product, a vial adapter, a single-use pipette and disinfectant wipes. To our knowledge, there are currently only two product candidates in active clinical development for the treatment of a broad PCED population. KIO-201, a chemically modified form of the natural polymer hyaluronic acid administered as an eye drop, is currently being studied in a Phase 2 clinical trial in patients with PCED by Kiora Pharmaceuticals, Inc. Nexagon®, an antisense oligonucleotide that inhibits connexin43 being developed by Amber Ophthalmics, is currently being studied in a Phase 2/3 clinical trial in patients with PCED. A number of companies are pursuing development of product candidates for the treatment of NK, including ReGenTree, LLC (Timbetasin) and Claris Biotherapeutics, Inc. (CSB-001).

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

Our development of KPI-012 is currently being funded, in part, by an award from the California Institute for Regenerative Medicine, or CIRM. On August 2, 2023, our wholly-owned subsidiary, Combangio, entered into an award agreement with CIRM for a $15.0 million grant, or the CIRM Award, to support the ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount and the remaining $3.3 million under the award is payable to Combangio only upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. If we fail to satisfy the co-funding requirement under the CIRM Award or fail to achieve the milestones within the timeframes required by the CIRM Award, we may not receive full funding under the CIRM Award. CIRM may permanently cease disbursements under the CIRM Award if the milestones are not met within four months of their scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. We cannot be certain that we will achieve the remaining milestones under the CIRM Award within the required timeframes, or at all, and as such we may never receive the remaining $3.3 million under the award. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Moreover, disbursements under the CIRM Award are contingent upon the availability of funds in the state of California’s Stem Cell Research and Cures Fund, which is outside of our control.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance when finalized will have the force of law.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new products may be impacted by litigation challenging the FDA’s approval of mifepristone. In April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the U.S. District Court for the Northern District of Texas challenging the FDA’s actions. In January 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, if it continues, our ability to develop and market new drug products could be delayed, undermined or subject to protracted litigation.

Further, there is substantial uncertainty as to how measures being implemented by the new Trump Administration across the government will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders, which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, the loss of FDA personnel could lead to further disruptions and delays in FDA review and oversight of our product candidates. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs, The RRs notably include EMA and regulators in the European Union/European Economic Area member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

We will also need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of products. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

The FDA Reauthorization Act of 2017, or FDARA, requires that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. FDARA reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. However, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the court decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

In addition, to obtain orphan drug designation in the European Union, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for any of our product candidates. Further, if we do obtain orphan drug designation for a product candidate in the European Union, we will not be able to maintain that designation if we are not able to show, to the satisfaction of the European Union regulatory authorities, that the product candidate is of significant benefit to patients over available commercial products for the indication in the European Union and any additional products that are ahead of our product candidate in clinical development for the indication.

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

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate is intended to treat a serious condition and, if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal is for the FDA to review an application for marketing approval in six months, rather than the standard review period of 10 months.

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

Since enactment of the ACA, there have been and continue to be numerous legal challenges and Congressional actions to repeal and replace provisions of the law and litigation and legislation over the ACA is likely to continue with unpredictable and uncertain results. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders which where were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

Further, the recent election of President Trump, coupled with a consolidation of party control of both chambers of the U.S. Congress, has led to new legislative and regulatory initiatives in the United States and the roll-back of many initiatives of the previous presidential administration, which may impact our business in unpredictable ways. Market uncertainty and volatility have been magnified and may intensify due to the statements and actions of the new U.S. presidential administration and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.

Current and future legislation designed to reduce prescription drug costs may affect the prices we and any collaborators may obtain for our product candidates.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In October 2020, Health Insurance Portability and Accountability Act of 1996, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. A few states have passed legislation establishing workgroups to examine the impact of a state importation program.  Several states have passed laws allowing for the importation of drugs from Canada. Certain states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation and replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. The IRA permits the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with the issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns personnel losses, or regulatory reform could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Further, while the FDA’s review of BLAs and other applications is funded through the user fee program established under PDUFA, the Trump Administration has indicated that it will be reviewing that program and its implementation.

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC had to furlough critical employees and stop critical activities.

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Further, there is substantial uncertainty as to how measures being implemented by the new Trump Administration across the government will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders, which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

On February 10, 2025, President Trump issued an executive order directing the Attorney General to review the guidelines and policies governing FCPA investigations and enforcement actions. Per the executive order, this review will result in new DOJ FCPA guidelines intended to enhance American economic competitiveness and to safeguard national security interests. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed. Additionally, after the Attorney General issues revised guidelines, the executive order directs the Attorney General to assess whether “remedial measures” related to past FCPA actions are warranted. We will need to carefully monitor the implementation of this order.

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

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future. In recent months, the Office of Civil Rights at HHS, or OCR, has been especially active in enforcing the HIPAA rules. Additionally, OCR is looking to amend the HIPAA Security Rule, which (if and when finalized) could create additional compliance obligations and risk for our business.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule, which the FTC also has the authority to enforce. The FTC is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement, depending on the nature of the alleged violations. If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the DOJ recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive U.S. data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2025 legislative sessions. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 which regulates the collection and sharing of health information that is not otherwise regulated by HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2025. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products, if approved.

Plaintiffs’ lawyers in the United States are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

Additionally, laws in all 50 states require businesses to provide notice to customers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify affected individuals or other counterparties of a security breach, incident, or compromise. Although we may have contractual protections with our vendors, any actual or perceived security breach, incident, or compromise could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach, incident, or compromise. Any contractual protections we may have from our vendors may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply.

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

As of December 31, 2024, we had federal net operating loss, or NOL, carryforwards of $405.5 million, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2024, we also had state NOL carryforwards of $469.1 million, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2025. As of December 31, 2024, we had $2.5 million federal and state research and development credit carryforwards. Our NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

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

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Todd Bazemore, our interim Chief Executive Officer, President and Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Head of Research and Development and Chief Medical Officer and Darius Kharabi, our Chief Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we are highly dependent on the employees who joined us in connection with the Combangio Acquisition and their expertise developing biologics.

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

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 28, 2025, we had outstanding 6,452,398 shares of common stock.

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

Each outstanding share of Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock is initially convertible into 100 shares of our common stock at any time at the option of the applicable holder, subject to certain beneficial ownership limitations which prohibit any such conversion if the holder would own, following such conversion, in excess of 9.99% of the outstanding shares of our common stock. Such holder of preferred stock can also elect for its beneficial ownership limitation to be increased up to 19.99% upon 61 days’ notice. Certain existing stockholders will experience dilution upon any future conversion of the outstanding shares of our preferred stock into shares of our common stock.

Our largest stockholder may have the ability to exercise significant influence over certain of our business decisions and could influence matters submitted to stockholders for approval.

Bakers Brothers Life Sciences, L.P. and 667, L.P., which are affiliates of Baker Bros. Advisors LP, which we refer to collectively as Baker Brothers owned, in the aggregate, shares of common stock representing approximately 18.63% of our outstanding common stock as of March 28, 2025. Such stockholder also holds all of the outstanding shares of our Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, and 35.87% of the outstanding shares of our Series H Preferred Stock. Such stockholder could elect, upon 61 days’ notice to us, to convert a portion of its shares of preferred stock into common stock, up to the beneficial ownership limitation of 19.99%.

Baker Brothers holds a significant percentage of our outstanding shares of common stock and could exercise significant influence over matters submitted to our stockholders for approval.

In addition, pursuant to the terms of our securities purchase agreements for the 2022, 2023 and March 2024 private placement transactions, we have agreed that we will not, without the prior approval of Baker Brothers (1) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock, the Series F Preferred Stock or the Series G Preferred Stock with respect to liquidation preference, (2) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (3) pay or declare any dividend or make any distribution on, any of our shares of capital stock, subject to specified exceptions. Additionally, pursuant to the terms of our securities purchase agreement for the June 2024 private placement transaction, we have agreed that we will not, without the prior approval of the stockholders holding two-thirds of the outstanding shares of Series H Preferred Stock, issue or authorize the issuance of any equity security that is senior or pari passu to the Series H Preferred Stock with respect to liquidation preference. As a holder of our Series E Preferred Stock, Baker Brothers has the right to have our board of directors nominate and recommend for election by the stockholders up to three designees to our board of directors, subject to certain requirements and exceptions. In addition, as a holder of our Series E Preferred Stock, Baker Brothers has certain rights to participate in our future equity offerings, which rights are more fully described in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2024.

As a result of the foregoing, Baker Brothers may have the ability to exercise significant influence over certain matters affecting our business. Such stockholder may have interests that differ from your interests, and it may vote as a stockholder or act in a way with which you disagree and that may be adverse to your interests. This significant influence could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this significant influence could result in the consummation of such a transaction that our other stockholders do not support. This significant influence could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the common stock held by

Baker Brothers and may adversely affect the market price of our common stock and, in turn, the market value of our common stock for Nasdaq listing purposes.

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

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The IRA was also signed into law in August 2022. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

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

The Audit Committee of our Board of Directors, or the Audit Committee, provides direct oversight over cybersecurity risk. Our Audit Committee and Board of Directors receive periodic updates from our Chief Business Officer, together with our outside information technology management/cybersecurity consultant, and the Audit Committee and Board of Directors is notified between such updates regarding significant new cybersecurity threats or incidents.

Our Chief Business Officer is responsible for the management oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us to address cybersecurity risks. Our Chief Business Officer has many years of experience overseeing company-wide legal and compliance risks. Our Chief Business Officer is supported by our outside information technology management/cybersecurity consultant and our managed security services provider.

We have also established a cross-functional Cybersecurity Committee led by our Chief Business Officer serving as the chair and consisting of senior leaders within our organization. The Cybersecurity Committee, with assistance from our outside information technology management/cybersecurity consultant, oversees our cybersecurity policy, which includes risk assessment, investments in cybersecurity technologies, cybersecurity insurance and review of relevant information technology policies.

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

Holders

As of March 28, 2025, there were approximately 25 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain all available funds and any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of our Loan and Security Agreement with Oxford Finance LLC and our Securities Purchase Agreements relating to our 2022, 2023 and March 2024 private placements (which securities purchase agreements are more fully described in Item 1., Business and Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations). Future debt financing arrangements also may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Information About our Equity Compensation Plans

The information required by this item is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options, restricted stock units or restricted stock awards, during the year ended December 31, 2024 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

The CHASE trial is comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically four times per day, or QID, in two patients. Both patients in the first cohort successfully completed eight weeks of dosing with no safety issues observed. We have initiated the second and final patient cohort of the CHASE trial in the United States, which is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial to evaluate the safety and efficacy of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 adult patients. To date, we have opened 45 trial sites for the CHASE trial in the United States. We have also initiated several clinical trial sites in Argentina for the CHASE trial and we are in the process of initiating additional clinical trial sites in Latin America.

The primary endpoint of the CHASE trial is the complete healing of the PCED as measured by corneal fluorescein staining. To date, we have randomized 87 patients. Upon review of the only masked screening and baseline data, we have decided to extend enrollment to account for 13 patients who were enrolled and treated based on the investigators’ determination of the presence of a PCED which was subsequently not verified by the central reading center. We are targeting reporting topline safety and efficacy data from the CHASE trial in the third quarter of 2025. If the results are positive, and subject to discussion with regulatory authorities, we believe this trial could serve as the first of two pivotal trials required to support the submission of a Biologics License Application, or BLA, for KPI-012 to the FDA.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $38.5 million for the year ended December 31, 2024 and $42.2 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $667.9 million. We generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and/or preferred stock (including our most recent private placements resulting in gross proceeds of approximately $8.6 million in March 2024, $12.5 million in June 2024 and $10.8 million in December 2024), borrowings under credit facilities and our Loan Agreement with Oxford Finance, or the Loan Agreement, disbursements under a grant from California Institute for Regenerative Medicine, or CIRM (including our most recent disbursements of $3.2 million and $2.5 million from CIRM in August 2024 and December 2024, respectively, upon the achievement of specified milestones), convertible promissory notes and warrants.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commercial Business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio, which are more fully described in the “Liquidity and Capital Resources” section. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. Additionally, we cannot be certain that we will achieve the remaining milestones under CIRM award within the required timeframes, or at all, and as such we may never receive the remaining $3.3 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We expect that our general and administrative expenses for 2025 will be comparable to such expenses for the year ended December 31, 2024 and expect that our general and administrative expenses will continue at similar levels for the next several years. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

We expect that our research and development costs for 2025 will be comparable to such expenses for the year ended December 31, 2024 as we continue to advance the clinical development of KPI-012, including conducting our ongoing CHASE trial from which we anticipate reporting topline safety and efficacy data in the third quarter of 2025, and as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidate we may develop in the future, including our planned preclinical studies under our KPI-014 program. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

Loss on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. As of December 31, 2024, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.6 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) as a result of our dosing the first patient in our CHASE trial in February 2023, or the First Dosing Milestone. All potential milestone payments to the Combangio Equityholders are payable in cash going forward.

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

The potential payments and milestones are more fully described in Item 1, “Business” and in “Liquidity and Capital Resources” below.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

Interest Expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs and accretion of the final payment fee recognized on our debt arrangements.

Grant Income

On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, or the CIRM Award, subject to entering into a final award agreement, to support Combangio’s ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received an initial $5.9 million disbursement from CIRM. In 2024, Combangio received an aggregate of $5.8 million in disbursements from CIRM upon the achievement of specified milestones.

The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. The remaining $3.3 million available under the CIRM Award is payable to Combangio only upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1.0 million of funds utilized by us until the earlier of ten years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties, or the Base Royalty. In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500 million per year until the last to expire patent covering such invention expires.

The CIRM Award is not in the scope of the contracts with customers accounting guidance as the government entity is not a customer under the agreement. Rather, the CIRM Award is accounted for as a contract to perform research and development activities. As a result, grant income is recognized as the related research and development expenses are incurred.

Other Expense, Net

Other income (expense), net consists of expenses recorded to assets held for sale for the write-off of the remaining inventory balance related to the Alcon Transaction, as well as an adjustment for the returns reserve associated with our former commercial products, partially offset by reimbursable transition-related services we provided to Alcon following the sale of the Commercial Business.

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

Grant Income

We account for grants received to perform research and development activities in accordance with Accounting Standards Codification Topic 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development activities. If we are obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then we are required to estimate and recognize that liability. Alternatively, if we are not required to repay, or if we were required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development activities, in which case, grant income is recognized as the related research and development expenses are incurred. Grant income recognized is based on a calculation derived from the eligible research and development expenses incurred which is, in part, based on estimates, specifically related to costs incurred for services performed by our vendors in connection with research and development activities for which we have not been invoiced. We base our estimates on the best information available at the time. Costs of grant income are recorded as a component of research and development expenses in our consolidated statements of operations and comprehensive loss.

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

In addition to upfront consideration, our asset acquisitions may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. We assess whether such contingent consideration is required to be recorded at fair value on the date of the acquisition and subsequently remeasured to fair value at each reporting date. Contingent consideration payments in an asset acquisition not required to be recorded at fair value are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Changes in the fair value of the contingent milestone payments can result from changes to one or more inputs, including adjustments to the probability of achievement, timing of the contingent milestone payments and changes to the applicable discount rates. Significant judgment is used in determining these assumptions and estimates during each reporting period. Reasonable changes in these assumptions can cause material changes to the fair value of our contingent consideration liability. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss. For information related to the unobservable inputs related to the contingent consideration, see Note 3, “Fair Value of Financial Instruments”, of our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes the results of our operations for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023	Change

	(in thousands)
Costs and expenses:
General and administrative	$18,340	$20,567	$(2,227)
Research and development	22,094	18,586	3,508
Gain on fair value remeasurement of deferred purchase consideration	—	(230)	230
Loss on fair value remeasurement of contingent consideration	549	740	(191)
Total operating expenses	40,983	39,663	1,320
Loss from operations	(40,983)	(39,663)	(1,320)
Other income (expense)
Interest income	2,056	2,711	(655)
Interest expense	(5,783)	(5,814)	31
Grant income	6,199	4,825	1,374
Other expense, net	—	(4,258)	4,258
Net loss	$(38,511)	$(42,199)	$3,688

General and administrative expenses

General and administrative expenses were $18.3 million for the year ended December 31, 2024, compared to $20.6 million for the year ended December 31, 2023, which was a decrease of $2.2 million. The decrease in general and administrative expenses for the year ended December 31, 2024 was primarily due to a $1.8 million decrease in administrative and professional service fees and a $0.9 million decrease in employee-related costs, partially offset by a $0.4 million increase in stock-based compensation costs and a $0.1 million net increase in other costs including facility related costs.

Research and development expenses

The following table summarizes the research and development expenses incurred during the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023	Change

	(in thousands)
KPI‑012 development costs	$10,170	$7,678	$2,492
Employee‑related costs for research and development personnel	10,757	9,710	1,047
Other research and development costs	1,167	1,198	(31)
Total research and development	$22,094	$18,586	$3,508

Research and development expenses were $22.1 million for the year ended December 31, 2024, compared to $18.6 million for the year ended December 31, 2023, an increase of $3.5 million. The increase was primarily related to a $2.5 million increase in KPI-012 development costs, as we advance the clinical development of KPI-012, and a $1.0 million increase in employee-related costs.

Gain on fair value remeasurement of Deferred Purchase Consideration

There was no gain or loss on fair value remeasurement of Deferred Purchase Consideration for the year ended December 31, 2024 due to the final settlement of the liability in March 2023. The gain on fair value remeasurement of Deferred Purchase Consideration for the year ended December 31, 2023 was $0.2 million, which was primarily due to a change in the fair value of our underlying stock price.

Loss on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the years ended December 31, 2024 and 2023 was $0.5 million and $0.7 million, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment.

Interest income

Interest income was $2.1 million for the year ended December 31, 2024, compared to $2.7 million for the year ended December 31, 2023, a decrease of $0.6 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to a lower cash balance during the year ended December 31, 2024, partially offset by higher interest rates during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Interest expense

Interest expense was $5.8 million for each of the years ended December 31, 2024 and 2023. Interest expense for the years ended December 31, 2024 and 2023 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the year ended December 31, 2024, $34.0 million of indebtedness was outstanding under our Loan Agreement until $4.7 million was repaid on December 26, 2024 resulting in an outstanding indebtedness of $29.3 million as of December 31, 2024. During the year ended December 31, 2023, $43.3 million of indebtedness was outstanding under our Loan Agreement until $9.3 million was repaid on January 25, 2023 resulting in an outstanding indebtedness of $34.0 million as of December 31, 2023.

Grant income

Grant income for the years ended December 31, 2024 and 2023 was $6.2 million and $4.8 million, respectively, related to the CIRM Award. The increase in grant income was due to the achievement of specified milestones under the CIRM Award and the timing of the associated costs related to the CHASE Phase 2b clinical trial.

Other expense, net

There was no other expense, net for the year ended December 31, 2024. Other expense, net was $4.3 million for the year ended December 31, 2023 and represented a $7.6 million expense recorded to assets held for sale for expiring inventory and $1.1 million related to an adjustment for the returns reserve associated with our former commercial products, partially offset by the $4.2 million write-off related to the deferred gain recorded on the sale of the Commercial Business and $0.2 million of reimbursable transition related services we provided to Alcon following the sale of the Commercial Business.

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

On January 19, 2023, we entered into a new sales agreement with Jefferies, or the Open Market Sale Agreement, pursuant to which we may issue and sell, from time to time, shares of our common stock through Jefferies under our at-the-market offering. We filed a prospectus supplement relating to the Open Market Sale Agreement under our 2020 Shelf Registration, or the 2020 Shelf ATM Prospectus Supplement, pursuant to which we could offer and sell shares of common stock having an aggregate offering price of up to $40.0 million under the Open Market Sale Agreement. From January 19, 2023 to May 11, 2023, we sold 229,378 shares of our common stock under our at-the-

market offering pursuant to the Open Market Sale Agreement under the 2020 Shelf ATM Prospectus, resulting in net proceeds of $4.9 million.

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

During the year ended December 31, 2023, we sold (1) an aggregate of 475,265 shares of our common stock pursuant to the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration for total net proceeds of $14.9 million and (2) an aggregate of 256,256 shares of our common stock pursuant to the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $3.6 million.

During the year ended December 31, 2024, we sold an aggregate of 527,940 shares of our common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $3.4 million.

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

Pursuant to the Third Loan Amendment, if we made an additional prepayment under the Loan Agreement equal to $5.0 million (inclusive of the final payment fee) on or prior to December 31, 2024, or the First Extension Prepayment, the Amortization Date would be automatically changed to July 1, 2025, and the maturity date of the Loan Agreement would be automatically changed from May 1, 2026 to November 1, 2026. On December 26, 2024, we paid the First Extension Prepayment, and as a result, the Amortization Date was changed to July 1, 2025 and the maturity date of the Loan Agreement automatically changed to November 1, 2026.

If we make an additional prepayment under the Loan Agreement equal to $2.5 million (inclusive of the final payment fee) on or prior to June 30, 2025, or the Second Extension Prepayment, the Amortization Date will be automatically changed to January 1, 2026, and the maturity date of the Loan Agreement will be automatically changed to May 1, 2027.

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

We will be required to make a final payment fee of 7.00% of the original principal amount of any funded term loan payable on the earlier of (i) the prepayment of the term loan in full or (ii) the maturity date. At our option, we may elect to make partial repayments of the term loan to the Lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. For further information about the Loan Agreement, see Note 8, “Debt”, of our consolidated financial statements.

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

Private Placements

On November 28, 2022, we entered into a Securities Purchase Agreement with certain institutional investors named therein, or the Series E Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock, or the Series E Preferred Stock, in two tranches for aggregate gross proceeds of up to $31.0 million, which we refer collectively as the 2022 Private Placement. At the first closing of the 2022 Private Placement on December 1, 2022, we issued and sold to the Series E Purchasers (i) 76,813 shares of common stock, at a price per share equal to $5.75 and (ii) 9,666 shares of Series E Preferred Stock, at a price per share of Series E Preferred Stock equal to $575.00, for aggregate gross proceeds of approximately $6.0 million. On December 27, 2022, following the certification by our then Chief Executive Officer that the FDA accepted our IND application for KPI-012, we issued and sold to the Series E Purchasers at a second closing of the 2022 Private Placement a total of 43,478 shares of Series E Preferred Stock, at a price per share of Series E Preferred Stock equal to $575.00, for aggregate gross proceeds of approximately $25.0 million.

On December 21, 2023, we entered into a securities purchase agreement with certain institutional investors named therein pursuant to which we issued and sold, in a private placement priced at-the-market under Nasdaq rules, 2,928 shares of our Series F Convertible Non-Redeemable Preferred Stock, or the Series F Preferred Stock, at a price per share of $683.00, for aggregate gross proceeds of approximately $2.0 million.

On March 25, 2024, we entered into a securities purchase agreement with certain institutional investors named therein pursuant to which we issued and sold, in a private placement priced at-the-market under Nasdaq rules, 10,901 shares of our Series G Convertible Non-Redeemable Preferred Stock, or the Series G Preferred Stock, at a price per share of $788.90, for aggregate gross proceeds of approximately $8.6 million.

On June 26, 2024, we entered into a securities purchase agreement with certain institutional investors named therein pursuant to which we issued and sold, in a private placement, (i) 1,197,314 shares of our common stock, at a price per common share equal to $5.85, and (ii) 9,393 shares of our Series H Convertible Non-Redeemable Preferred Stock, or the Series H Preferred Stock, at a price per preferred share of $585.00, for aggregate gross proceeds of approximately $12.5 million.

On December 29, 2024, we entered into a securities purchase agreement with certain institutional investors named therein pursuant to which we issued and sold, in a private placement, (i) 1,340,603 shares of our common stock, at a price per common share equal to $6.44, and (ii) 3,286 shares of our Series I Convertible Non-Redeemable Preferred Stock, or the Series I Preferred Stock, at a price per preferred share of $644.00, for aggregate gross proceeds of approximately $10.8 million.

CIRM Award

On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, subject to entering into a final award agreement, to support its ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received a $5.9 million disbursement from CIRM, and in August 2024 and December 2024, Combangio received an additional $3.2 million and $2.5 million, respectively, in disbursements from CIRM upon achievement of specified milestones under the CIRM Award. For a further description of the CIRM Award and the potential milestone payments we may receive, see “Financial Operations Overview – Grant Income” above.

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

Other Contractual Obligations

Our other material cash requirements from known contractual and other obligations as of December 31, 2024 primarily related to our license agreement with Stanford University and our operating lease. For information related to our future commitments relating to our license agreement, see Note 14, “Commitments and Contingencies” of our consolidated financial statements. For information related to our future commitments for our lease related obligations, see Note 7, “Lease” of our consolidated financial statements.

Cash Flows

As of December 31, 2024 and 2023, we had $51.2 million and $50.9 million in cash and cash equivalents, respectively. As of December 31, 2024 and 2023, we had $29.3 million and $34.0 million in indebtedness, respectively, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2024	2023	Change

	(in thousands)
Net cash used in operating activities	$(29,382)	$(27,927)	$(1,455)
Net cash used in investing activities	(208)	(429)	221
Net cash provided by financing activities	29,876	8,506	21,370
Net increase (decrease) in cash and cash equivalents	$286	$(19,850)	$20,136

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $29.4 million, compared to $27.9 million for the year ended December 31, 2023, an increase of $1.5 million, primarily due to a $10.7 million increase due to the timing of working capital fluctuations, partially offset by the decrease in the net loss adjusted for non-cash charges of $9.2 million. Notable working capital fluctuations included a $5.8 million decrease in prepaid expenses and other current assets during the year ended December 31, 2023, as compared to a $0.4 million decrease during the year ended December 31, 2024, as a result of the collection of receivables due from Alcon and third parties in connection with transition-related services in the prior year. Accounts payable, accrued expenses and other current liabilities decreased by $1.8 million during the year ended December 31, 2024, compared to a decrease of $4.3 million during the year ended December 31, 2023. Inventory and assets held for sale decreased by $7.5 million during the year ended December 31, 2023, as a result of the expense recorded to assets held for sale to write-off the remaining inventory balance, whereas there was no fluctuation related to inventory for the year ended December 31, 2024.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $0.2 million compared to $0.4 million for the year ended December 31, 2023, a decrease of $0.2 million. Net cash used in investing activities for the year ended December 31, 2024 related to purchases of property and equipment and other assets.

Net cash used in investing activities for the year ended December 31, 2023 related to purchases of short-term investments of $9.9 million and purchases of property and equipment and other assets of $0.6 million, partially offset by proceeds from the sale or maturities of short-term investments of $10.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $29.9 million compared to $8.5 million for the year ended December 31, 2023, an increase of $21.4 million. Net cash provided by financing activities for the year ended December 31, 2024 largely consisted of $10.8 million of gross proceeds from the sale of common stock and shares of our Series I Preferred Stock in our December 2024 private placement, $12.3 million of net proceeds from the sale of common stock and shares of our Series H Preferred Stock in our June 2024 private placement, $8.5 million of net proceeds from the sale of shares of our Series G Preferred Stock in our March 2024 private placement and $3.4 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the-market equity offering, partially offset by a $5.0 million repayment of principal and payment fee on our Loan Agreement and a $0.1 million payment for the First Dosing Milestone reflected in financing activities.

Net cash provided by financing activities for the year ended December 31, 2023 largely consisted of $18.5 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the market equity offering, and $2.0 million of proceeds from the sale of shares of our Series F Preferred Stock in our 2023 private placement, partially offset by $10.0 million of repayment of principal and payment fee on our Loan Agreement and a $2.0 million payment for the First Dosing Milestone reflected in financing activities.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of December 31, 2024 will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the first quarter of 2026. We expect that our existing cash resources will be sufficient to enable us to obtain topline safety and efficacy data from our ongoing CHASE trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, our estimates assume that we remain in compliance with the covenants and no event of default occurs under our Loan Agreement with Oxford Finance. If an event of default occurs under our Loan Agreement and Oxford Finance exercises its rights under the Loan Agreement to foreclose on our cash, our ability to fund our operations, lease and debt service obligations will be shorter than we currently expect. As a result, we could deplete our available capital resources sooner than we currently expect.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under our Loan Agreement, we are also restricted from incurring future debt, granting liens, making investments, making acquisitions, distributing dividends on our common stock, making certain restricted payments and selling assets and making certain other uses of our cash, without the lenders’ consent, subject in each case to certain exceptions. In addition, under the securities purchase agreements for our 2022, 2023 and 2024 private placements, we also agreed that we will not, without the prior approval of the applicable requisite purchasers, under such agreements, (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock, the Series F Preferred Stock, the Series G Preferred Stock, the Series H Preferred Stock and the Series I Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions.

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments as of December 31, 2024 consisted primarily of cash equivalents which consisted of money market accounts and U.S. treasury securities that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of December 31, 2024 and 2023, the aggregate principal amount outstanding under the Loan Agreement was $29.3 million and $34.0 million, respectively. The aggregate principal amount outstanding under the Loan Agreement bore interest through June 30, 2023 at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term SOFR, (b) 0.10% and (c) 7.89% per annum. An immediate 10% change in the 1-Month CME Term SOFR rate would not have a material impact on our operating results or cash flows.

Item 8.       Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-35 of this Annual Report on Form 10-K.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

As a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12-b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

(b) None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below are the names of, ages as of March 1, 2025, and certain other information for, each executive officer and member of our board of directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Executive Officers
Todd Bazemore	54	Interim Chief Executive Officer, President and Chief Operating Officer
Kim Brazzell, Ph.D.	72	Head of Research and Development and Chief Medical Officer
Darius Kharabi	46	Chief Business Officer
Mary Reumuth, C.P.A.	49	Chief Financial Officer, Treasurer and Secretary

Non-Employee Directors
Mark Iwicki	58	Chair of the Board
Marjan Farid, M.D.(2)(3)	51	Director
Andrew I. Koven(1)(2)	67	Director
C. Daniel Myers(1)(2)	70	Director
Gregory D. Perry	64	Director
Howard B. Rosen(1)(3)	67	Director
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Todd Bazemore has served as our interim Chief Executive Officer since February 2025, as our President since December 2021 and as our Chief Operating Officer since November 2017. Previously, he served as Executive Vice President and Chief Operating Officer of Santhera Pharmaceuticals (USA) Inc., or Santhera, a pharmaceutical company and subsidiary of Santhera Pharmaceuticals Holdings AG, from September 2016 until November 2017. Prior to joining Santhera, Mr. Bazemore served as Executive Vice President and Chief Commercial Officer of Dyax Corp., or Dyax, a biopharmaceutical company focused on orphan diseases, between April 2014 and January 2016, when Dyax was acquired by Shire plc. At Dyax, Mr. Bazemore oversaw all aspects of Dyax’s commercial department including sales, marketing, commercial analytics, market access and patient services. Between April 2012 and September 2013, he served as Vice President, Managed Markets at Sunovion Pharmaceuticals, Inc., or Sunovion (a subsidiary of Dainippon Sumitomo Pharma Co. Ltd.), a global biopharmaceutical company focused on serious medical conditions. Prior to that, Mr. Bazemore held several roles of increasing responsibility at Sunovion, including Vice President of Sales and Vice President of Respiratory Business Unit. Since October 2020, Mr. Bazemore has served on the board of directors of Pulmatrix Inc., a clinical stage publicly traded biopharmaceutical company. He received his Bachelor of Science from the University of Massachusetts, Lowell.

Kim Brazzell, Ph.D. has served as our Chief Medical Officer since February 2013 and as our Head of Research and Development since December 2021. Dr. Brazzell served as Chief Medical Officer of Mimetogen Pharmaceuticals, Inc., or Mimetogen, a clinical stage biotechnology company, from January 2012 until December 2015 and has served on the board of directors of Mimetogen since January 2024. Dr. Brazzell also held several executive positions at Inspire Pharmaceuticals, Inc., or Inspire, a specialty pharmaceutical company focusing on ophthalmic and respiratory products, including Executive Vice President of Medical and Scientific Affairs from 2010 to 2011, Executive Vice President and Head of Ophthalmology Business from 2009 to 2010, and Senior Vice President of Ophthalmic Research and Development from 2004 to 2008. Prior to joining Inspire, Dr. Brazzell served as Global Head of Clinical R&D and Senior Vice President, U.S. R&D, of Novartis Ophthalmics AG from 2000 to 2004. Dr. Brazzell also served as Vice President, R&D at Ciba Vision Ophthalmics, Inc. and as Associate Director, R&D, at Alcon Laboratories, Inc. Dr. Brazzell received a B.S. in Pharmacy and a Ph.D. in Pharmaceutical Sciences from the University of Kentucky.

Darius Kharabi has served as our Chief Business Officer since November 2021. From August 2018 to November 2021, Mr. Kharabi was co-founder and Chief Executive Officer of Combangio Inc., or Combangio, a clinical stage ophthalmology mesenchymal stem cell secretome company that we acquired in November 2021. He is the co-founder of Lagunita Biosciences, LLC, an early-stage medical investment company. Since 2015, Mr. Kharabi has served as the Chief Operating Officer of Lagunita Biosciences, LLC. From October 2015 to August 2018 he helped create and manage multiple Lagunita portfolio life-science companies, including xCella Biosciences, acquired by Ligand, Kedalion Therapeutics, acquired by Novartis AG, and Combangio. From October 2015 through August 2019 he served as the Chief Operating Officer of xCella Biosciences and from October 2015 through November 2017 he served as the President of Kedalion. Prior to Lagunita, he served as Vice President, Corporate Development and International Sales at OrthAlign, a commercial stage orthopedic surgery navigation company, where his responsibilities included the launch of the KneeAlign® total knee arthroplasty navigation product line in the United States and global markets. Mr. Kharabi started his career as a biotechnology licensing attorney at Wilson, Sonsini, Goodrich & Rosati, PC. He received his B.S. in Biochemistry from Georgetown University and his J.D. and M.B.A. degrees from Stanford University.

Mary Reumuth, C.P.A. has served as our Chief Financial Officer since July 2017, our Secretary since April 2024, our Senior Vice President, Finance from February 2017 to July 2017, our Vice President, Finance from December 2014 to February 2017, our Senior Director, Finance from February 2014 to December 2014, our Corporate Controller from February 2014 to July 2017 and as our Treasurer since February 2014. Prior to joining us, Ms. Reumuth acted as an independent financial consultant from November 2012 to January 2014 and, prior to that, served as Corporate Controller for Enobia Pharma Corp., or Enobia, a global biopharmaceutical company acquired by Alexion Pharmaceuticals, Inc., from May 2011 to June 2012. Prior to Enobia, Ms. Reumuth served as Director of Finance at Verenium Corporation, or Verenium, a biotechnology company, from December 2007 to March 2011. From 2001 to 2007, Ms. Reumuth held a variety of finance and accounting positions at Genzyme Corporation, or Genzyme, (now a Sanofi Company), and ILEX Oncology, Inc., or ILEX (acquired by Genzyme). Prior to ILEX, Ms. Reumuth was an auditor at Ernst & Young LLP. From April 2022 to August 2024, Ms. Reumuth served on the board of directors of Olink Holding AB, a publicly traded company. Ms. Reumuth earned her Bachelor’s degree in Business Administration from Texas A&M University-Corpus Christi, and is a Certified Public Accountant.

Non- Employee Directors

Mark Iwicki has served as Chair of our board of directors since September 2015. Mr. Iwicki has served as the Chief Executive Officer of Inhibikase Therapeutics, Inc., a pharmaceutical company, since February 2025. Mr. Iwicki served as our Chief Executive Officer from September 2015 to February 2025, our President from August 2017 to December 2021 and as Executive Chair of our board of directors from April 2015 to September 2015. Prior to joining us, Mr. Iwicki served as President and Chief Executive Officer of Civitas Therapeutics, Inc., or Civitas, a biopharmaceutical company, from January 2014 to November 2014. Prior to Civitas, Mr. Iwicki served as President and Chief Executive Officer at Blend Therapeutics, Inc., or Blend, a biopharmaceutical company, from December 2012 to January 2014. Prior to Blend, Mr. Iwicki was President and Chief Executive Officer of Sunovion. Mr. Iwicki was at Sepracor Inc./Sunovion from October 2007 to June 2012. Prior to joining Sepracor Inc., Mr. Iwicki was Vice President and Business Unit Head at Novartis Pharmaceuticals Corporation, a biopharmaceutical company. He was at Novartis from March 1998 to October 2007. Prior to that, Mr. Iwicki held management positions at Astra Merck Inc. and Merck & Co., Inc. In addition to serving on our board of directors, Mr. Iwicki also currently serves on the boards of Aerovate Therapeutics, Inc., Merus N.V., or Merus, a public clinical-stage immuno-oncology company, Akero Therapeutics, Inc., Third Harmonic Bio, Inc. and Q32 Bio Inc. and formerly served on the board of Aimmune Therapeutics, Inc. and Pulmatrix Inc., all publicly-traded companies. Mr. Iwicki holds a B.S. in Business Administration from Ball State

University and an M.B.A. from Loyola University. We believe that Mr. Iwicki’s extensive experience as a pharmaceutical industry leader managing all stages of drug development and commercialization in multiple therapeutic areas qualifies him to serve as a member of our board of directors.

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

Andrew I. Koven has served as a member of our board of directors since September 2017 and as our Lead Independent Director since December 2018. Mr. Koven was, until his retirement in January 2019, the President and Chief Business Officer of Aralez Pharmaceuticals Inc., or Aralez, a public specialty pharmaceutical company, and served in that role with the company’s predecessor, Pozen Inc., or Pozen, commencing in June 2015. Prior to joining Pozen, Mr. Koven served as Executive Vice President, Chief Administrative Officer and General Counsel of Auxilium Pharmaceuticals Inc., a public specialty biopharmaceutical company, from February 2012 until January 2015, when it was acquired by Endo International plc. Mr. Koven served as President and Chief Administrative Officer and a member of the board of directors of Neurologix, Inc., a company focused on the development of multiple innovative gene therapy development programs, from September 2011 to November 2011. Before Neurologix, Mr. Koven served as Executive Vice President and Chief Administrative and Legal Officer of Inspire Pharmaceuticals, Inc., a public specialty pharmaceutical company, from July 2010 until May 2011 when it was acquired by Merck & Co., Inc. Previously, Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Sepracor Inc. (now Sunovion), a public specialty pharmaceutical company, from March 2007 until February 2010 when it was acquired by Dainippon Sumitomo Pharma Co., Ltd. Prior to joining Sepracor Inc., Mr. Koven served as Executive Vice President, General Counsel and Corporate Secretary of Kos Pharmaceuticals, Inc., a public specialty pharmaceutical company, from August 2003 until its acquisition by Abbott Laboratories (now AbbVie) in December 2006. Mr. Koven began his career in the pharmaceutical industry first as an Assistant General Counsel and then as Associate General Counsel at Warner-Lambert Company from 1993 to 2000, followed by his role as Senior Vice President and General Counsel at Lavipharm Corporation from 2000 to 2003. Mr. Koven also currently serves on the board of MetaVia, Inc. (formerly named NueroBo Pharmaceuticals Inc.), or MetaVia, a publicly-traded company, and has served as its Chair since January 2022. Mr. Koven is also a member of MetaVia’s Audit Committee and Chair of its Nominating and Corporate Governance Committee. From 1986 to 1992 he was a corporate associate at Cahill, Gordon & Reindel in New York. From 1992 to 1993 he served as Counsel, Corporate and Investment Division, at The Equitable Life Assurance Society of the U.S. Mr. Koven holds a Master of Laws (LL.M.) Degree from Columbia University School of Law and a Bachelor of Laws (LL.B.) Degree and Bachelor of Arts Degree in Political Science from Dalhousie University. We believe that Mr. Koven’s extensive experience in the pharmaceutical industry qualifies him to serve as a member of our board of directors.

C. Daniel Myers has served as a member of our board of directors since October 2021. Mr. Myers served as the Chief Executive Officer of MediPrint Ophthalmics, Inc. (formerly Leo Lens Pharma), a private eye-care company, from April 2020 to April 2022. Previously, Mr. Myers co-founded Alimera Sciences, Inc., or Alimera, a publicly traded pharmaceutical company, and served as its Chief Executive Officer from 2003 until January 2019. Before co-founding Alimera, Mr. Myers was an initial employee of Novartis Ophthalmics (formerly CIBA Vision Ophthalmics), a pharmaceutical company, and served as its Vice President of sales and marketing from 1991 to 1997 and as President from 1997 to 2003. Mr. Myers served as a director of Alimera from 2003 to August 2023, and as chairman of its board of directors from January 2019 to August 2023. In addition, Mr. Myers served on the board of directors of Ocular Therapeutix, Inc., a publicly traded biopharmaceutical company, from 2009 to 2012. Mr. Myers holds a B.S. in Industrial Management from the Georgia Institute of Technology. We believe that Mr. Myers’ experience in the biopharmaceutical industry, including his specific experience with ophthalmology pharmaceutical companies, qualifies him to serve as a member of our board of directors.

Gregory D. Perry has served as a member of our board of directors since February 2018. Since June 2023, Mr. Perry has served as the Chief Financial Officer for Merus. Mr. Perry served as Chief Financial Officer for Finch Therapeutics Group, Inc., a public therapeutics company focused on the microbiome, from May 2018 to April 2022. Previously, he served as Chief Financial and Administrative Officer of Novelion Therapeutics Inc., or Novelion, a public biopharmaceutical company, from November 2016 to December 2017. Prior to this, Mr. Perry was Chief Financial Officer of Aegerion Pharmaceuticals, Inc., a public biopharmaceutical company, from July 2015 until its merger with Novelion in November 2016. Prior to that, he served as Chief Financial and Business Officer of Eleven Biotherapeutics, Inc., a public company, from January 2014 to June 2015. Before joining Eleven Biotherapeutics, Mr. Perry served as the Interim Chief Financial Officer of InVivo Therapeutics, a public biotechnology company, from September 2013 to December 2013, and prior to that he served as the Senior Vice President and Chief Financial Officer of ImmunoGen, Inc., a public biotechnology company, from 2009 until he was promoted in 2011 to Executive Vice President and Chief Financial Officer, a role he held until 2013. Before that, he was the Chief Financial Officer of Elixir Pharmaceuticals. Mr. Perry previously was Senior Vice President and Chief Financial Officer of Transkaryotic Therapies. He has also held various financial leadership roles within PerkinElmer Inc., Domantis Ltd., Honeywell and General Electric. From May 2016 to June 2023, Mr. Perry served on the board of directors of Merus, including as Chair of its Audit Committee. From December 2011 to February 2016, Mr. Perry served on the board of directors of Ocata Therapeutics, a public biotechnology company, including as Chair of its Audit Committee and a member of its Compensation Committee, until it was acquired by Astellas Pharma Inc. Mr. Perry received a B.A. in Economics and Political Science from Amherst College. We believe that Mr. Perry’s experience in the biopharmaceutical industry, including his specific experience in financial leadership roles in biopharmaceutical companies, qualifies him to serve as a member of our board of directors.

Howard B. Rosen has served as a member of our board of directors since January 2014. Since 2008, Mr. Rosen has served as a consultant to several companies in the biotechnology industry. He has served at Stanford University as an adjunct professor in Chemical Engineering since 2021 and as a lecturer in Management since 2011, and he previously served as a lecturer in Chemical Engineering from 2009 until 2021. Mr. Rosen served as Chief Executive Officer of AcelRx Pharmaceuticals, Inc. (now Talphera, Inc.), or Talphera, a public specialty pharmaceutical company developing products for pain relief, from April 2016 to March 2017, and Interim Chief Executive Officer from April 2015 to March 2016. Mr. Rosen also served as Interim President and Chief Executive Officer of Pearl Therapeutics, Inc. from June 2010 to March 2011. From 2004 to 2008, Mr. Rosen was Vice President of Commercial Strategy at Gilead Sciences, Inc., a biopharmaceutical company. From 2003 until 2004, Mr. Rosen was President of ALZA Corporation, a pharmaceutical and medical systems company that merged in 2001 with Johnson & Johnson, a global healthcare company. Prior to that, from 1994 until 2003, Mr. Rosen held various positions at ALZA Corporation. Mr. Rosen served on the board of directors of Talphera until February 2024 and on the board of directors of Alcobra, Ltd., a public pharmaceutical company, until November 2017. Mr. Rosen is currently a member of the board of directors of private companies, including Firecycte Therapeutics, Inc., Hammerton, Inc. and Entrega, Inc., and was a member of the board of directors of Metera Pharmaceuticals, Inc. from 2018 to 2020, Aria Pharmaceuticals, Inc. from 2020 to 2023 and Hopewell Therapeutics, Inc. from 2022 to 2024. Mr. Rosen holds a B.S. in Chemical Engineering from Stanford University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Stanford Graduate School of Business where he was an Arjay Miller Scholar and a Henry Ford II Scholar. We believe that Mr. Rosen’s experience in the biopharmaceutical industry, including his specific experience with the development and commercialization of pharmaceutical products, qualifies him to serve as a member of our board of directors.

Bankruptcies

Mr. Koven was, until his retirement on January 30, 2019, the President and Chief Business Officer of Aralez and served in that role with the company’s predecessor, Pozen, commencing on June 1, 2015. On August 10, 2018, Aralez and its affiliates each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

Composition of the Board of Directors

Our board of directors is authorized to have seven members, and currently consists of six members divided into three classes, with members of each class holding office for staggered three-year terms. There are currently three Class I directors (Marjan Farid, M.D., Andrew I. Koven and Gregory D. Perry), whose terms expire at the 2027 annual meeting of stockholders; one Class II director (Mark Iwicki), whose term expires at the 2025 annual meeting of stockholders; and two Class III directors (C. Daniel Myers and Howard B. Rosen) whose terms expire at the 2026 annual meeting of stockholders (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal).

Audit Committee and Audit Committee Financial Expert

The members of our audit committee are Mr. Koven, Mr. Myers and Mr. Rosen. Mr. Rosen is the chair of the audit committee. Prior to the reconstitution of our audit committee in September 2024, the members of our audit committee were Mark S. Blumenkranz, M.D., a former director who served during part of the year ended December 31, 2024, Mr. Myers and Mr. Rosen, and Mr. Rosen served as the chair of the audit committee. Our board of directors has determined that Mr. Rosen is an “audit committee financial expert” as defined in applicable SEC rules. Our board of directors has determined that Mr. Rosen is an “independent director” as defined under applicable Nasdaq rules and satisfies the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code is available on the “Investors-Corporate Governance” section of our website, which is located at www.kalarx.com. Our board of directors is responsible for overseeing the code of business conduct and ethics and must approve any waivers of the code for directors, officers and employees. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any reference to our website address is intended to be an inactive textual reference only.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees and other covered persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. It is also our policy that we do not engage in transactions in our securities while in possession of material nonpublic information concerning the company or our securities.

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

From 2018 to 2022, our compensation committee retained Aon’s Human Capital Solutions practice, a division of Aon plc (formerly Radford), as its independent compensation consultant, to provide comparative data on executive compensation practices in our industry and to advise on our executive and director compensation programs generally. Since January 2023, our compensation committee has retained Pearl Meyer & Partners, LLC, or Pearl Meyer, as our independent compensation consultant for compensation matters. During the year ended December 31, 2024, our compensation committee directly engaged Pearl Meyer to provide comparative data on executive compensation practices in our industry and to advise on our executive and director compensation programs generally. Although our compensation committee considers the advice and guidelines of Pearl Meyer, our compensation committee ultimately makes its own decisions about these matters and recommendations to our board about these matters.

In the future, we expect that our compensation committee will continue to engage independent compensation consultants to provide additional guidance on our executive compensation programs, our director compensation programs and to conduct further competitive industry benchmarking against a peer group of publicly traded companies.

The compensation committee reviewed information regarding the independence and potential conflicts of interest of Pearl Meyer, taking into account, among other things, the factors set forth in the Nasdaq listing standards. Based on such review, the compensation committee concluded that the engagement of Pearl Meyer did not raise any conflict of interest.

Under its charter, the compensation committee may form, and delegate authority to, subcommittees, consisting of independent directors, as it deems appropriate. During fiscal year 2024, the compensation committee did not form or delegate authority to such subcommittees. In addition, under its charter, the compensation committee may delegate to one or more executive officers the power to grant options, restricted stock units, or RSUs, or other stock awards pursuant to our Amended and Restated 2017 Equity Incentive Plan to employees who are not directors or executive officers. During fiscal year 2024, the compensation committee delegated authority to our Chief Executive Officer to grant certain options and RSUs to non-executive employees with respect to annual equity awards and high performance awards throughout the year.

Executive Compensation

The following discussion relates to the compensation of our former Chief Executive Officer, Mark Iwicki, who resigned on February 11, 2025, our President and Chief Operating Officer, Todd Bazemore, who was appointed as our interim Chief Executive Officer on February 11, 2025, and our Head of Research and Development and Chief Medical Officer, Kim Brazzell, Ph.D. for the periods presented. These three individuals are collectively referred to herein as our named executive officers. Each year, our compensation committee and board of directors review and determine the compensation of our named executive officers.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the periods presented.

				Stock	Option	All other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Mark Iwicki	2024	709,394	297,945	100,100	377,628	6,120	1,491,187
Former Chief Executive Officer	2023	709,394	297,945	4,615,426	2,713,852	6,097	8,342,714

Todd Bazemore	2024	535,600	187,460	45,500	171,543	9,447	949,550
Interim Chief Executive Officer, President and Chief Operating Officer	2023	535,600	187,460	1,378,219	831,857	10,520	2,943,656

Kim Brazzell, Ph.D.	2024	520,000	163,800	45,500	171,543	19,844	920,687
Head of Research and Development and Chief Medical Officer	2023	520,000	163,800	1,370,495	843,093	25,685	2,923,073
(1)	The amounts reported in the “Bonus” column reflect discretionary annual cash bonuses earned by our named executive officers for their performance in the years ended December 31, 2024 and 2023.
(2)	The amounts reported in the “Stock Awards” column reflect the aggregate grant date fair value of RSUs granted during 2024 and 2023 (including, for 2023, the incremental fair value of RSUs granted upon exchange of options pursuant to our option exchange program effected in 2023, or the 2023 Option Exchange Program), computed in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. For the assumptions underlying the valuation of such RSUs, see Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K. For more information about our 2023 Option Exchange Program, see Note 11, “Stock-based Compensation” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.
(3)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock options awarded during the periods presented, computed in accordance with the provisions of FASB ASC Topic 718 using a Black-Scholes option pricing model. For the assumptions underlying the valuation of the stock option grants, see Note 11, “Stock-based Compensation” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.
(4)	The following table describes the elements that are represented in the “All Other Compensation” column above:

			Company-Paid Life
		401(k) Savings Plan	and Disability
Name	Year	Company Match	Insurance Premiums
Mark Iwicki	2024	$—	$6,120
	2023	$—	$6,097

Todd Bazemore	2024	$5,007	$4,440
	2023	$6,100	$4,420

Kim Brazzell, Ph.D.	2024	$6,748	$13,096
	2023	$6,100	$19,585

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

Mr. Iwicki’s, Mr. Bazemore’s and Dr. Brazzell’s annual base salaries were $709,394, $535,600 and $520,000, respectively, for 2024 and for 2023.

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

With respect to 2024 performance, our compensation committee awarded bonuses of $297,945, $187,460 and $163,800 to Mr. Iwicki, Mr. Bazemore and Dr. Brazzell, respectively, which represented payments at 70% of each individual’s target bonus opportunity (which target bonus opportunities, expressed as a percentage of 2024 annual base salary, were 60%, 50% and 45%, respectively). Mr. Bazemore’s individual performance-based target bonus amount for 2025, expressed as a percentage of his 2025 base salary, is 50%. Dr. Brazzell’s individual performance-based target bonus amount for 2025, expressed as a percentage of his 2025 base salary, is 45%.

Equity Incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with time-based or performance-based vesting features promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee annually reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options and/or RSUs with time-based and/or performance-based vesting conditions.

In January 2024, we granted options to purchase 64,500, 29,300 and 29,300 shares of our common stock to Mr. Iwicki, Mr. Bazemore and Dr. Brazzell, respectively. Such options vest as to 1/48th of the shares underlying the option at the end of each successive one-month period over a four-year period following January 4, 2024, subject to continued service. In January 2024, we granted RSUs with respect to 14,300, 6,500 and 6,500 shares of our common stock to Mr. Iwicki, Mr. Bazemore and Dr. Brazzell, respectively. Such awards vest as to 1/3 of the shares on each of January 4, 2025, January 4, 2026 and January 4, 2027, subject to continued service.

In January 2025, we granted options to purchase 99,500, 45,200 and 45,200 shares of our common stock to Mr. Iwicki, Mr. Bazemore and Dr. Brazzell, respectively. Such options vest as to 1/48th of the shares underlying the option at the end of each successive one-month period over a four-year period following January 6, 2025, subject to continued service. In January 2025, we granted RSUs with respect to 22,100, 10,100 and 10,100 shares of our common stock to Mr. Iwicki, Mr. Bazemore and Dr. Brazzell, respectively. Such awards vest as to 1/3 of the shares on each of January 6, 2026, January 6, 2027 and January 6, 2028, subject to continued service.

In March 2025, in connection with Mr. Bazemore’s appointment as our interim Chief Executive Officer, we granted to Mr. Bazemore options to purchase 45,200 shares of our common stock. Such options vest as to 1/12th of the shares underlying the option at the end of each successive one-month period over a one-year period following February 11, 2025, subject to continued service.

Prior to our initial public offering, or IPO, our executives were eligible to participate in our 2009 Employee, Director and Consultant Equity Incentive Plan, as amended to date, or the 2009 Plan. Following the closing of our IPO, our employees and executives are eligible to receive stock options, RSUs and other stock-based awards pursuant to the Amended and Restated 2017 Equity Incentive Plan. For a description of our 2009 Plan and our Amended and Restated 2017 Equity Incentive Plan, see “— Stock Option and Other Compensation Plans”.

Historically, we have used stock options to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various times, often but not necessarily annually. The award of stock options to our executive officers, including our Chief Executive Officer, generally have been and going forward are expected to be made by our board of directors. Such options have been granted with time-based and/or performance-based vesting conditions. Vesting and exercise rights cease shortly after termination of employment except in the case of death or disability and, in certain circumstances, including, upon a change in control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents. In addition, prior to our IPO, we have granted stock options with exercise prices equal to the fair market value of our common stock on the date of grant as determined by our board of directors or compensation committee, based on a number of objective and subjective factors. The exercise price of all stock options granted after our IPO has been and will be equal to the fair market value of shares of our common stock on the date of grant, which will be determined by reference to the closing market price of our common stock on The Nasdaq Capital Market on the date of grant.

At times, we have also used RSUs to compensate our executive officers, including in connection with our 2023 Option Exchange Program. We have granted RSUs to our executive officers with time-based and/or performance-based vesting conditions. RSUs with performance-based vesting conditions were all fully vested as of December 31, 2022. Prior to settlement of the RSUs, the holder has no rights as a stockholder with respect to the shares subject to such RSUs, including no voting rights and no right to receive dividends or dividend equivalents.

None of our executive officers is currently party to an employment agreement that provides for guaranteed equity awards.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding all outstanding equity awards held by each of our named executive officers as of December 31, 2024.

	Option Awards						Stock Awards
				Equity
				Incentive
				Plan					Market
				Awards:					Value of
	Number of	Number of		Number of			Number of		Shares or
	Securities	Securities		Securities			Shares or		Units of
	Underlying	Underlying		Underlying			Units of		Stock That
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That		Have Not
	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not		Vested ($)
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)		(1)
Mark Iwicki	—	—		—	—	—	27,802	(2)	$192,946
	—	—		—	—	—	28,439	(3)	$197,367
	—	—		—	—	—	14,842	(4)	$103,003
	—	—		—	—	—	105,921	(5)	$735,092
	—	—		—	—	—	14,300	(6)	$99,242
	79,436	132,395	(8)	—	14.56	6/21/2033	—		—
	14,781	49,719	(9)	—	7.00	1/3/2034	—		—
Todd Bazemore	—	—		—	—	—	8,534	(2)	$59,226
	—	—		—	—	—	8,008	(3)	$55,576
	—	—		—	—	—	5,147	(7)	$35,720
	—	—		—	—	—	32,467	(5)	$225,321
	—	—		—	—	—	6,500	(6)	$45,110
	24,349	40,582	(8)	—	14.56	6/21/2033	—		—
	6,715	22,585	(9)	—	7.00	1/3/2034	—		—
Kim Brazzell, Ph.D.	—	—		—	—	—	8,534	(2)	$59,226
	—	—		—	—	—	6,567	(3)	$45,575
	—	—		—	—	—	4,786	(4)	$33,215
	—	—		—	—	—	32,906	(5)	$228,368
	—	—		—	—	—	6,500	(6)	$45,110
	24,678	41,130	(8)	—	14.56	6/21/2033	—		—
	6,715	22,585	(9)	—	7.00	1/3/2034	—		—
(1)	Amounts shown are based on a price of $6.94 per share, which was the closing price of our common stock as reported on the Nasdaq Capital Market on December 31, 2024, the last trading day of the year.
(2)	The RSUs vest over three years, with 1/3 of such RSUs having vested on each of January 4, 2024 and January 4, 2025 and 1/3 of such RSUs vesting on January 4, 2026, subject to continued service.

(3)	Represents replacement RSUs granted pursuant to our 2023 Option Exchange Program, which vest over two years, with 50% of such RSUs having vested on May 31, 2024 and 50% of such RSUs vesting on May 31, 2025, subject to continued service.
(4)	Represents replacement RSUs granted pursuant to the Option Exchange Program, which vest over three years, with 83% of such RSUs vesting on May 31, 2025 and 17% of such RSUs vesting on May 31, 2026, subject to continued service.
(5)	The RSUs vest over three years, with 1/3 of such RSUs having vested on June 22, 2024 and 1/3 of such RSUs vesting on each of June 22, 2025 and June 22, 2026, subject to continued service.
(6)	The RSUs vest over three years, with 1/3 of such RSUs having vested on January 4, 2025 and 1/3 of such RSUs vesting on each of January 4, 2026 and January 4, 2027, subject to continued service.
(7)	Represents replacement RSUs granted pursuant to the 2023 Option Exchange Program, which vest over three years, with 85% of such RSUs vesting on May 31, 2025 and 15% of such RSUs vesting on May 31, 2026, subject to continued service.
(8)	The option vests over four years, with 25% of the shares underlying the option having vested on June 22, 2024 and 2.0833% of the shares vesting monthly thereafter, subject to continued service.
(9)	The option vests over four years, with 2.0833% of the shares vested on February 4, 2024 and 2.0833% of the shares vesting monthly thereafter, subject to continued service.

Policies and Practices Related to the Grant of Certain Equity Awards

We generally grant stock options and restricted stock units to our employees and directors on an annual basis. We also grant stock options and/or restricted stock units to individuals upon hire or promotion or for retention purposes. We currently do not grant stock appreciation rights or similar option-like instruments. During the last fiscal year, neither the board of directors nor the compensation committee took material nonpublic information into account when determining the timing or terms of stock options. Stock options are not granted in anticipation of the release of material nonpublic information, and the release of material nonpublic information is not timed on the grant dates of such stock options. We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Annual stock option grants to executive officers are typically approved by our board of directors or our compensation committee in December of each year and are effective on a specified date in the first or second week of January of the next year. In December of each year, our compensation committee has generally delegated authority to our Chief Executive Officer under our stock incentive plan to grant annual stock options to non-executive employees on a specified date in the first or second week of January of each year. Stock option grants to new hires are generally approved by our board of directors or compensation committee mid-month. Under our non-employee director compensation policy, the grants of our annual stock options to directors are effective on the date of the first board meeting held after each annual meeting of stockholders.

During fiscal year ended December 31, 2024, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Form 10-Q or 10-K, or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Employment Agreements with Named Executive Officers

Letter Agreement with Mr. Iwicki

Mr. Iwicki was appointed as our Chief Executive Officer and Chair of our board of directors pursuant to a letter agreement with us dated September 10, 2015, which amended and restated a prior letter agreement. Mr. Iwicki resigned as our Chief Executive Officer, effective February 11, 2025. Mr. Iwicki continues to serve as the Chair of our board of directors.

Letter Agreement with Mr. Bazemore

Mr. Bazemore was appointed as our Chief Operating Officer pursuant to a letter agreement with us dated November 6, 2017, and was appointed as our President commencing December 16, 2021 and our interim Chief Executive Officer commencing February 11, 2025. Mr. Bazemore is an at-will employee, and his employment with us can be terminated by him or us at any time and for any reason.

Mr. Bazemore’s base salary is subject to annual review and adjustment by our compensation committee. Mr. Bazemore’s annual base salary was $535,600, effective January 1, 2025. In addition, Mr. Bazemore is eligible to receive a discretionary bonus in a target amount of 50% of his annual base salary, as determined by our board of directors in its sole discretion.

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

Brazzell’s base salary is subject to annual review and adjustment by our compensation committee. Dr. Brazzell’s annual base salary was $520,000, effective January 1, 2025. In addition, Dr. Brazzell is eligible to receive a discretionary bonus in a target amount of 45% of his annual base salary, as determined by our compensation committee in its sole discretion.

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

Stock Option and Other Compensation Plans

In this section we describe our 2009 Plan, our Amended and Restated 2017 Equity Incentive Plan and our Amended and Restated 2017 Employee Stock Purchase Plan, or 2017 ESPP. Prior to our IPO, which closed on July 25, 2017, we granted awards to eligible participants under the 2009 Plan. Following the closing of our IPO, we ceased granting awards under the 2009 Plan and started granting awards to eligible participants under the 2017 Plan.

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

As of March 1, 2025, options to purchase 26 shares of common stock were outstanding under the 2009 Plan at a weighted average exercise price of $193.00 per share.

We no longer grant awards under our 2009 Plan; however, awards outstanding under our 2009 Plan continue to be governed by their existing terms.

Amended and Restated 2017 Equity Incentive Plan

Our 2017 Equity Incentive Plan, which became effective on July 19, 2017, was adopted by our board of directors and approved by our stockholders in July 2017, and an amendment to our 2017 Equity Incentive Plan was adopted by our board of directors in April 2020 and approved by our stockholders at the 2020 annual meeting of stockholders. Our Amended and Restated 2017 Equity Incentive Plan, or the 2017 Plan, which became effective on June 22, 2023, was adopted by our board of directors in May 2023 and by our stockholders in June 2023, and amends and restates our 2017 Equity Incentive Plan, as amended.

The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2017 Plan is the sum of: (1) 1,569,136; plus (2) such additional number of shares (up to 70,675) that remained available for grant under the 2009 Plan at the time of our IPO and the number of shares of our common stock subject to outstanding awards under the 2009 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lower of (i) 4% of the sum of (I) the number of shares of our common stock outstanding on the first day of such fiscal year and (II) the number of shares of common stock issuable upon any conversion of any outstanding shares of our convertible preferred stock (without giving effect to any restrictions or limitations on conversion) on such date and (ii) an amount determined by our board of directors. The number of shares authorized for issuance under the 2017 Plan further increased, pursuant to the terms of the 2017 Plan, by an additional 554,663 shares, effective as of January 1, 2025.

Our employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan. Incentive stock options, however, may only be granted to our employees. Subject to certain adjustments, awards with respect to no more than 7,738,761 shares of common stock may be granted in the form of incentive stock options during the term of the 2017 Plan. For a description of the limitations on non-employee director compensation under our 2017 Plan, see “Director Compensation” below.

Pursuant to the terms of the 2017 Plan, our board of directors (or a committee delegated by our board of directors or, subject to certain limitations, officers delegated by our board of directors) administers the plan and, subject to any limitations in the plan, selects the recipients of awards and determines:

●	the number of shares of our common stock covered by options and the dates upon which the options become exercisable;
●	the type of options to be granted;
●	the duration of options, which may not be in excess of ten years;
●	the exercise price of options, which must be at least equal to the fair market value of our common stock on the date of grant; and
●	the number of shares of our common stock subject to and the terms of any stock appreciation rights, restricted stock awards, RSUs or other stock-based awards and the terms and conditions of such awards, including conditions for repurchase, issue price and repurchase price (though the measurement price of stock appreciation rights must be at least equal to the fair market value of our common stock on the date of grant and the duration of such awards may not be in excess of ten years).

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

●	the number and class of securities available under the 2017 Plan and the number of awards that may be granted as incentive stock options;
●	the share counting rules under the 2017 Plan;
●	the number and class of securities and exercise price per share of each outstanding option;
●	the share and per-share provisions and the measurement price of each outstanding stock appreciation right;
●	the number of shares subject to, and the repurchase price per share subject to, each outstanding restricted stock award; and
●	the share and per-share related provisions and the purchase price, if any, of each other stock-based award.

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

In the case of certain RSUs, no assumption or substitution is permitted, and the restricted stock units will instead be settled in accordance with the terms of the applicable RSU agreement.

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

No awards may be granted under the 2017 Plan on or after June 22, 2033. Our board of directors may amend, suspend or terminate the 2017 Plan at any time, except that stockholder approval may be required to comply with applicable law or stock market requirements.

As of March 1, 2025, options to purchase 1,303,977 shares of common stock were outstanding under the 2017 Plan at a weighted average exercise price of $11.35 per share. As of March 1, 2025, RSUs with respect to 588,963 shares of common stock were outstanding under the 2017 Plan.

As of March 1, 2025, 277,016 shares of common stock were available for future issuance under our 2017 Plan.

Amended and Restated 2017 Employee Stock Purchase Plan

Our 2017 ESPP, which became effective on July 19, 2017, was adopted by our board of directors and approved by our stockholders in July 2017 and amended and restated by our board of directors in December 2018. The 2017 ESPP is administered by our board of directors or by a committee appointed by our board of directors. The 2017 ESPP initially provides participating employees with the opportunity to purchase an aggregate of 4,466 shares of our common stock. The number of shares of our common stock reserved for issuance under the 2017 ESPP will automatically increase on the first day of each fiscal year, beginning on January 1, 2019 and ending on December 31, 2029, in an amount equal to the lowest of: (1) 17,868 shares of our common stock; (2) 1% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by our board of directors. The number of shares authorized for issuance under the 2017 ESPP has increased each year, pursuant to the foregoing evergreen provision, on the first of January beginning in 2019.

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

On the commencement date of each offering period, each eligible employee may authorize up to a maximum of 15% of such employee’s compensation to be deducted by us during the offering period. Each employee who continues to be a participant in the 2017 ESPP on the last business day of the offering period will be deemed to have exercised an option to purchase from us the number of whole shares of our common stock that such employee accumulated payroll deductions on such date will buy, not in excess of the maximum numbers set forth above. Under the terms of the 2017 ESPP, the purchase price shall be determined by our board of directors for each offering period and will be at least 85% of the applicable closing price of our common stock. If our board of directors does not make a determination of the purchase price, the purchase price will be 85% of the lesser of the closing price of our common stock on the first business day of the offering period or on the last business day of the offering period.

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

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 90% of such employee’s pre-tax compensation, up to a statutory limit, which was $23,000 for 2024 and is $23,500 for 2025. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2024 was up to an additional $7,500 above the statutory limit and in 2025 is up to an additional $7,500 above the statutory limit. We also make discretionary matching contributions to our 401(k) plan equal to 50% of the employee contributions up to 4% of the employee’s salary, subject to the statutorily prescribed limit, which was equal to $23,000 in 2024 and $23,500 in 2025. The discretionary matching contributions were capped at $6,900 in 2024 and will be capped at $7,000 in 2025. Under our 401(k) plan, each employee is fully vested in their deferred salary contributions and our discretionary match. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures.

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

Anti-Hedging Policies

Our Insider Trading Policy expressly prohibits all of our employees, including our executive officers, and our directors from engaging in any purchases of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities.

Dodd-Frank Compensation Recovery Policy or “Clawback” Policy

Effective October 2, 2023, we adopted a compensation recovery policy in accordance with Nasdaq Listing Rule 5608, which implements Rule 10D-1 under the Exchange Act. The policy provides that, in the event that we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under U.S. federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, we will attempt to recover, reasonably promptly from each covered executive, any erroneously awarded incentive-based compensation received by our covered executives during the recovery period under the policy. The policy is administered by our compensation committee.

For purposes of this policy, covered executives means any person who served as an executive officer (as defined in Rule 16a-1(f) under the Exchange Act) at any time during the performance period for the applicable incentive-based compensation. Incentive-based compensation means any compensation that is granted, earned or vested based wholly or in part upon the attainment of (i) measures that are determined and presented in accordance with the accounting principles used in preparing our financial statements, and any measures that are derived wholly or in part from such measures, (ii) stock price and (iii) total shareholder return. Erroneously awarded incentive-based compensation means the amount of incentive-based compensation that was received that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts, computed without regard to any taxes paid by the covered executives (or by us on their behalf). If the incentive-based compensation is based on our stock price or total shareholder return and the amount of the erroneously awarded incentive-based compensation is not subject to recalculation directly from the information in an accounting restatement, the amount to be recovered shall be based on a reasonable estimate by the compensation committee of the effect of the accounting restatement on the stock price or total shareholder return upon which the incentive-based compensation was received. The policy does not apply to incentive-based compensation received prior to October 2, 2023 or to incentive-based compensation that was received by a covered executive before beginning service as an executive officer.

Director Compensation

The table below shows all compensation to our non-employee directors during 2024.

	Fees
	Earned or
	Paid in	Option	Stock
	Cash	Awards	Awards	Total
Name	($)	($)(1)(2)	($)(1)(3)(4)	($)
Mark S. Blumenkranz (4)	47,514	8,652	16,092	72,258
Marjan Farid	60,109	8,652	16,092	84,853
Andrew I. Koven	98,750	10,815	19,924	129,489
C. Daniel Myers	67,500	8,652	16,092	92,244
Gregory D. Perry	50,000	8,652	16,092	74,744
Howard B. Rosen	75,000	8,652	16,092	99,744
(1)	The aggregate amount of outstanding options and RSUs held by each non-employee director as of December 31, 2024 were as follows:

		Aggregate
	Aggregate	Restricted
	Options	Stock Units
	Outstanding	Outstanding
Name	(#)	(#)
Mark S. Blumenkranz (4)	—	—
Marjan Farid	10,572	7,792
Andrew I. Koven	17,070	13,922
C. Daniel Myers	10,696	7,924
Gregory D. Perry	13,458	10,894
Howard B. Rosen	16,301	13,790
(2)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of options awarded during 2024 computed in accordance with the provisions of FASB ASC Topic 718. For the assumptions underlying the valuation of the stock option grants, see Note 11, “Stock-based Compensation” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K. For additional information regarding the options granted to our directors in 2024 see “— Narrative Disclosure to Director Compensation Table — Director Compensation Policy” below.
(3)	The amounts reported in the “Stock Awards” column reflect the aggregate grant date fair value of RSUs granted during 2024. For the assumptions underlying the valuation of the RSUs, see Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K. For additional information regarding the RSUs granted to our directors during 2024, see Narrative Disclosure to Director Compensation Table — Director Compensation Policy” below.
(4)	Dr. Blumenkranz resigned from our board of directors on September 23, 2024.

Mr. Iwicki, one of our directors who also served as our Chief Executive Officer during 2024, did not receive any additional compensation for his service as a director during 2024. Mr. Iwicki resigned as our Chief Executive Officer on February 11, 2025. The compensation that we paid to Mr. Iwicki as our Chief Executive Officer during 2024 and 2023 is discussed under “-Summary Compensation Table” and “-Narrative Disclosure to Summary Compensation Table.”

Narrative Disclosure to Director Compensation Table

Director Compensation Policy

During the year ended December 31, 2024, our non-employee directors were entitled to compensation for their services on our board of directors as follows:

●	each non-employee director was entitled to receive an option to purchase 8,750 shares of our common stock, upon his or her initial election or appointment to our board of directors, which option vests with respect to one third of the shares on the first anniversary of the grant and with respect to an additional 1/36th of the shares on each monthly anniversary thereafter and vest automatically as to 100% of the unvested portion of such option upon specified change in control events;
●	each non-employee director who has then served on our board of directors for at least six months was entitled to receive, on the date of the first board meeting held after each annual meeting of stockholders, an option to purchase 3,150 shares of our common stock and RSUs for 1,400 shares of our common stock, and if then serving as the Lead Independent Director, an option to purchase 3,900 shares of our common stock and RSUs for 1,750 shares of our common stock, which options and RSUs will vest (A) on the earlier of (i) the first anniversary date of the previous year’s annual meeting or (ii) the date of the first annual meeting following the grant date, and (B) automatically as to 100% of the unvested portion of such options upon specified change in control events;
●	each non-employee director was entitled to receive an annual fee of $50,000;
●	the Lead Independent Director was entitled to receive an additional annual fee of $23,750; and
●	each non-employee director who served as member of a committee of our board of directors was entitled to receive additional compensation as follows:
o	audit committee-an annual non-chair retainer of $10,000; chair annual retainer of $20,000;
o	compensation committee-an annual non-chair retainer of $7,500; chair annual retainer of $15,000; and
o	nominating and corporate governance committee-an annual non-chair retainer of $5,000; chair annual retainer of $10,000.

Each member of our board of directors also is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which he or she serves.

This non-employee director compensation policy remains in effect for the year ending December 31, 2025.

Effective June 2023, pursuant to the terms of the 2017 Plan, the maximum aggregate amount of cash and value of awards (calculated based on grant date fair value for financial reporting purposes) granted in any calendar year to any individual non-employee director for services as a director shall not exceed $750,000 in the case of an incumbent director; provided, however, that such maximum aggregate amount shall not exceed $1 million in any calendar year for any individual non-employee director for services as a director in such non-employee director’s initial year of election or appointment. Fees paid by us on behalf of any non-employee director in connection with regulatory compliance, amounts paid and the value of equity awards granted pursuant to a bona fide consulting agreement for services other than as a director and any amounts paid to a non-employee director as reimbursement of an expense will not count against the foregoing limit. Our board of directors may make exceptions to this limit for individual non-employee directors in extraordinary circumstances, as our board of directors may determine in its discretion, provided that the non-employee director receiving such additional compensation may not participate in the decision to award such compensation.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common stock as of March 1, 2025 by:

●	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each of our current directors;
●	our principal executive officer and two other most highly compensated executive officers who served during the year ended December 31, 2024, named in the Summary Compensation table above, whom, collectively, we refer to as our named executive officers; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Percentage of beneficial ownership is based on 6,452,398 shares of our common stock outstanding as of March 1, 2025. In addition, shares of common stock subject to options or other rights currently exercisable, or exercisable within 60 days of March 1, 2025, are deemed outstanding and beneficially owned for the purpose of computing the percentage beneficially owned by (i) the individual holding such options, warrants or other rights (but not any other individual) and (ii) the directors and executive officers as a group. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o KALA BIO, Inc., 1167 Massachusetts Avenue, Arlington, Massachusetts 02476.

	Shares of
	Common Stock	Percentage of
	Beneficially	Common
Name and Address of Beneficial Owner	Owned	Stock
5% Stockholders:
Entities affiliated with Baker Bros. Advisors LP(1)	1,201,894	18.63%
Affiliates of SR One Capital Management, LP(2)	649,640	9.99%
Cormorant Global Healthcare Master Fund, LP(3)	649,127	9.99%
Directors and Named Executive Officers:
Mark Iwicki(4)	208,801	3.18%
Todd Bazemore(5)	68,565	1.06%
Kim Brazzell, Ph.D.(6)	70,818	1.09%
Marjan Farid, M.D.(7)	4,756	*
Andrew I. Koven(7)	7,743	*
C. Daniel Myers(7)	4,812	*
Gregory D. Perry(7)	6,079	*
Howard B. Rosen(8)	7,643	*
All current executive officers and directors as a group (10 persons)(9)	486,183	7.2%

*Less than one percent

(1)	Based on a Schedule 13D/A filed with the SEC on December 31, 2024. Consists of 1,083,398 shares of common stock held by Baker Brothers Life Sciences, L.P., or Life Sciences, and 118,496 shares of common stock held by 667, L.P., or 667. We refer to Life Sciences and 667 collectively in this footnote as the Funds. The Funds also hold 51,246 shares of Series E Preferred Stock, 2,928 shares of Series F Preferred Stock, 10,901 shares of Series G Preferred Stock, and 2,299 shares of Series H Preferred Stock each of which is convertible into 100 shares of common stock (subject to adjustment as provided in the Company’s Series E Certificate of

Designations, Series F Certificate of Designations, Series G Certificate of Designations and Series H Certificate of Designations, respectively) at any time at the option of the holder, provided that the holder is prohibited, subject to certain exceptions, from converting its Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock for shares of common stock to the extent that immediately prior to or following such conversion, the holder, together with its affiliates and other attribution parties, would own in excess of 9.99% of the total number of shares of common stock then issued and outstanding after giving effect to such conversion, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to us (collectively, the “Beneficial Ownership Limitation”). Due to the Beneficial Ownership Limitation, as of March 1, 2025, the Funds cannot convert any shares of Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and/or Series H Preferred Stock into common stock. The Schedule 13D/A was filed jointly by Baker Bros. Advisors LP, Baker Bros. Advisors (GP) LLC, Felix J. Baker and Julian C. Baker. Baker Bros. Advisors LP, or Advisor, is the management company and investment adviser to the Funds and has sole voting and investment power with respect to the shares held by the Funds. Baker Bros. Advisors (GP) LLC, or Advisor GP, is the sole general partner of Advisor. Julian C. Baker and Felix J. Baker are managing members of Advisor GP. Advisor GP, Felix J. Baker, Julian C. Baker, and Advisor may be deemed to be beneficial owners of the securities directly held by the Funds. Julian C. Baker, Felix J. Baker, Advisor GP and Advisor disclaim beneficial ownership of all shares held by the Baker Funds, except to the extent of their indirect pecuniary interest therein. The address for each of the reporting persons is 860 Washington Street, 3rd Floor, New York, NY 10014.
(2)	Based, in part, on a Schedule 13D filed with the SEC on July 8, 2024. Consists of 598,940 shares of common stock and 50,700 shares of common stock issuable upon conversion of Series H Preferred Stock, each as directly held by SR One Capital Fund II Aggregator, LP, or SR One. SR One holds a total of 4,110 shares of Series H Preferred Stock, each of which is convertible into 100 shares of common stock (subject to adjustment as provided in the Company’s Series H Certificate of Designations) at any time at the option of the holder subject to the Beneficial Ownership Limitation. The percentage of common stock held by SR One is based on 6,452,398 shares of our common stock outstanding as of March 1, 2025, plus 50,700 shares of common stock issuable upon the conversion of the Series H Preferred Stock that are subject to the Beneficial Ownership Limitation. As a result of the Beneficial Ownership Limitation, the shares reported in the table do not include 360,300 shares of common stock issuable upon conversion of shares of Series H Preferred Stock held by SR One. SR One Capital Partners II, LP, is the general partner of SR One. SR One Capital Management, LLC, is the general partner of SR One Capital Partners II, LP. Simeon George, MD, is the Manager of SR One Capital Management, LLC. SR One Capital Partners II, LP, SR One Capital Management, LLC and Simeon George, MD, share voting and investment power with respect to the shares directly held by SR One Capital Fund II Aggregator, LP. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their pecuniary interest therein. The address for the above referenced entities and person is 985 Old Eagle School Road, Suite 511, Wayne, PA 19087.
(3)	Based on a Schedule 13G filed with the SEC on February 14, 2025. Consists of 603,027 shares of common stock and 46,100 shares of common stock issuable upon conversion of Series I Preferred Stock, each as directly held by Cormorant Global Healthcare Master Fund, LP, or Cormorant. Cormorant holds a total of 3,286 shares of Series I Preferred Stock, each of which is convertible into 100 shares of common stock (subject to adjustment as provided in the Company’s Series I Certificate of Designations) at any time subject to the Beneficial Ownership Limitation. The percentage of common stock held by Cormorant is based on 6,452,398 shares of our common stock outstanding as of March 1, 2025, plus 46,100 shares of common stock issuable upon the conversion of the Series I Preferred Stock that are subject to the Beneficial Ownership Limitation. As a result of the Beneficial Ownership Limitation, the shares reported in the table do not include 282,500 shares of common stock issuable upon conversion of shares of Series I Preferred Stock held by Cormorant. Cormorant Global Healthcare GP, LLC, or Global Healthcare GP, is the general partner of Cormorant. Bihua Chen is the sole managing member of Global Healthcare GP and may be deemed to have voting and investment power over the securities held by Cormorant. Ms. Chen disclaims beneficial ownership of such securities, except to the extent of any pecuniary interest therein. The principal address for the Cormorant Asset Management LP entities is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(4)	Consists of (i) 85,337 shares of common stock beneficially owned by Mr. Iwicki and (ii) 123,464 shares of common stock underlying options held by Mr. Iwicki that are exercisable as of March 1, 2025 or will become exercisable within 60 days after such date.
(5)	Consists of (i) 26,824 shares of common stock beneficially owned by Mr. Bazemore and (ii) 41,741 shares of common stock underlying options held by Mr. Bazemore that are exercisable as of March 1,2025 or will become exercisable within 60 days after such date.
(6)	Consists of (i) 28,675 shares of common stock beneficially owned by Dr. Brazzell and (ii) 42,143 shares of common stock underlying options held by Dr. Brazzell that are exercisable as of March 1, 2025 or will become exercisable within 60 days after such date.
(7)	Consists of shares of common stock underlying options held by the individual that are exercisable as of March 1, 2025 or will become exercisable within 60 days after such date.
(8)	Consists of (i) 262 shares of common stock owned by the Rosen/Doherty Revocable Trust Dated June 11, 2001, of which Mr. Rosen is a co-trustee, and (ii) 7,381 shares of common stock underlying options held by Mr. Rosen that are exercisable as of March 1, 2025 or will become exercisable within 60 days after such date.
(9)	Includes 301,186 shares of common stock underlying options that are exercisable as of March 1, 2025 or will become exercisable within 60 days after such date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2024. As of December 31, 2024, we had three equity compensation plans, our 2009 Plan, our 2017 Plan and our 2017 ESPP, each of which was approved by our stockholders. We have also made inducement awards to certain new hires, which awards were not approved by our stockholders.

Equity Compensation Plan Information

Number of
securities
remaining
	Number of				available for
	securities to be				future issuance
	issued upon		Weighted‑Average		under equity
	exercise of		exercise price		compensation
	outstanding		of outstanding		plans (excluding
	options		options		securities
	warrants and		warrants and		reflected in
	rights		rights		column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,431,830	(1)	$13.23	(2)	279,350	(3)(4)(5)
Equity compensation plans not approved by security holders	10,496	(6)	$9.72	(2)	—
Total	1,442,326		$13.22		279,350
(1)	Includes shares of our common stock issuable upon exercise of options to purchase common stock awarded under our 2009 Plan and 2017 Plan and shares of our common subject to outstanding RSUs awarded under our 2017 Plan.
(2)	The calculation does not take into account the 558,052 shares of common stock subject to outstanding RSUs under the 2017 Plan or the 6,271 shares of common stock subject to outstanding RSUs that were granted to employees outside of the 2017 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). Such shares will be issued at the time such awards vest (or upon the earlier of the director’s cessation of service or certain “change in control events”, if a non-employee director elects to defer the receipt of such RSUs), without any cash consideration payable for those shares.
(3)	Includes 244,003 shares of our common stock available for issuance under our 2017 Plan and 35,347 shares of common stock available for issuance under our 2017 ESPP.
(4)	The number of shares of common stock reserved for issuance under the 2017 Plan will be increased on the first day of each fiscal year through January 1, 2033, in amount equal to the lowest of: (i) 4% of the sum of the number of outstanding shares of common stock on the first day of the applicable fiscal year and the number of shares of common stock issuable upon conversion of any outstanding shares of convertible preferred stock (without giving effect to any restrictions or limitations on conversion) on such date and (ii) an amount determined by our board of directors. On January 1, 2025, the shares under the 2017 Plan were increased by 554,663 shares pursuant to the annual increase described above.
(5)	The number of shares of our common stock reserved for issuance under the 2017 ESPP will be increased on the first day of each fiscal year through January 1, 2029, in an amount equal to the lowest of: (i) 17,868 shares of common stock, (ii) 1% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year or (iii) an amount determined by our board of directors. On January 1, 2025, the shares under the 2017 ESPP were increased by 17,868 shares pursuant to the annual increase described above.
(6)	Represents inducement option awards and inducement RSUs granted to employees in accordance with Nasdaq Listing Rule 5635(c)(4). Each inducement option award has an exercise price equal to closing price of our common stock on the date of grant and vests over four years with 25% of the shares underlying each option vesting on the first anniversary of the applicable employee’s new hire date and 2.0833% vesting monthly thereafter. Each inducement RSU vests over three years, with one-third of such RSUs vesting on the first anniversary of the applicable employee’s new hire date and the remainder vesting in equal yearly installments over the following two years.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our general counsel or, if none, to our chief financial officer, or individual performing a similar function. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

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

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

●	interests arising solely from the related person’s position as an executive officer of another entity, whether or not the person is also a director of the entity, that is a participant in the transaction where the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, the related person and such person’s immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and
●	a transaction that is specifically contemplated by provisions of our certificate of incorporation or by-laws.

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

Related Person Transactions

In addition to the compensation arrangements with directors and executive officers described elsewhere in this Amendment, since January 1, 2023, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates of our directors, executive officers and holders of more than 5% of our voting securities. These transactions were approved in accordance with our Related Person Transaction Policy to the extent required, and we believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Private Placements

Series E Private Placement

On November 28, 2022, we entered into a securities purchase agreement, or the Series E Purchase Agreement, with 667, L.P. and Bakers Brothers Life Sciences, L.P., or the Baker Purchasers, pursuant to which we agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of our common stock and shares of our Series E Convertible Non-Redeemable Preferred Stock, or the Series E Preferred Stock, in two tranches for aggregate gross proceeds of up to $31.0 million, which we refer to collectively as the Series E Private Placement. At the first closing of the Series E Private Placement on December 1, 2022, we issued and sold to the Purchasers (i) 76,813 shares of common stock, at a price per share equal to $5.75 and (ii) 9,666 shares of Series E Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $6.0 million. On December 27, 2022, following the certification by our then-Chief Executive Officer that the U.S. Food and Drug Administration accepted our investigational new drug application for KPI-012, we issued and sold to the Purchasers at a second closing of the Series E Private Placement a total of 43,478 shares of Series E Preferred Stock, at a price per share equal to $575.00, for aggregate gross proceeds of approximately $25.0 million.

The Baker Purchasers have certain participation rights under the Series E Purchase Agreement. If at any time during the four-year period following the date of the first tranche closing of the Series E Private Placement, or the Participation Period, we propose to offer and sell new equity securities in an offering that is conducted pursuant to an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, or in an offering that is registered under the Securities Act that is not conducted as a firm-commitment underwritten offering, then, subject to compliance with securities laws and regulations, we have agreed to offer each Baker Purchaser the right to purchase its pro rata share of the total amount of the new equity securities, subject to certain conditions and limitations. In addition, if during the Participation Period, we propose to offer and sell new equity securities in a firm-commitment underwritten offering registered under the Securities Act, then subject to compliance with securities laws and regulations, we have agreed to use our commercially reasonable efforts to cause the managing underwriters of such offering to contact the Baker Purchasers about potentially participating in such offering and to provide to each Baker Purchaser the opportunity to purchase its pro rata share of such new equity securities, subject to certain conditions and limitations. The participation rights will terminate if the Baker Purchasers are offered the opportunity to participate in an offering pursuant to the participation rights and do not purchase at least 50% of their aggregate pro rata share of the new equity securities offered for sale in such offering.

Under the Series E Purchase Agreement, the Baker Purchasers also have the right to have up to two non-voting observers attend and participate in all Board and committee meetings and, subject to the Baker Purchasers owning directly specified minimum amounts of our common stock, the right to have the Board nominate and recommend for election by the stockholders up to three Baker Purchaser designees to the Board (one designee at 9.9%, two designees at 15.0% and three designees at 25.0%) designated by the Purchasers, provided that at such time as the Baker Purchasers have designated three Board designees, at least one such designee must qualify as an “independent” director under Nasdaq rules and be acceptable to the members of the Board who are not Baker Purchaser designees.

The Baker Purchasers’ participation rights, observer rights and Board designation rights also will terminate at such time as the Baker Purchasers and their affiliates cease to own, in the aggregate, specified minimum amounts of the shares purchased in the Series E Private Placement.

We also agreed that we will not without the prior approval of the requisite Baker Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions.

Series F Private Placement

On December 21, 2023, we entered into a securities purchase agreement with the Baker Purchasers, pursuant to which we issued and sold to the Baker Purchasers, in a private placement priced at-the-market under Nasdaq rules, 2,928 shares of our Series F Convertible Non-Redeemable Preferred Stock, or the Series F Preferred Stock, at a price per share equal to $683.00 for aggregate gross proceeds of approximately $2.0 million, which we refer to collectively as the Series F Private Placement.

We agreed that we will not without the prior approval of the requisite Baker Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series F Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions.

Series G Private Placement

On March 25, 2024, we entered into a securities purchase agreement with the Baker Purchasers, pursuant to which we issued and sold to the Baker Purchasers, in a private placement priced at-the-market under Nasdaq rules, 10,901 shares of our Series G Convertible Non-Redeemable Preferred Stock, or the Series G Preferred Stock, at a price per share equal to $788.90 for aggregate gross proceeds of approximately $8.6 million, which we refer to collectively as the Series G Private Placement.

We agreed that we will not without the prior approval of the requisite Baker Purchasers (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series G Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1,000,000, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions.

Series H Private Placement

On June 26, 2024, we entered into a securities purchase agreement with certain purchasers, or the Series H Purchasers, pursuant to which we issued and sold to the Series H Purchasers (i) 1,197,314 shares of our common stock, at a price per share equal to $5.85 and (ii) 9,393 shares of our Series H Convertible Non-Redeemable Preferred Stock, or the Series H Preferred Stock, at a price per share equal to $585.00, for aggregate gross proceeds of approximately $12.5 million, which we refer to collectively as the Series H Private Placement. The following table sets forth the number of shares of our common stock and Series H Preferred Stock purchased by holders of more than 5% of our voting securities at the time of the Series H Private Placement, and the aggregate purchase price paid for such shares.

	Number of Shares of Common Stock	Number of Shares of Series H Preferred Stock	Aggregate Purchase Price
Name (1)
667, L.P.	61,602	226	$492,580.97
Baker Brothers Life Sciences, L.P.	563,120	2,073	$4,506,957.73
SR One Capital Fund II Aggregator, LP (2)	443,661	4,110	$4,999,766.85
ADAR1 Partners, LP (2)	112,170	2,597	$2,175,439.32
Spearhead Insurance Solutions IDF, LLC – Series ADAR1 (2)	16,761	387	$324,447.03
(1)	See Item 12, “Security Ownership of Certain Beneficial Owners and Management” for additional information about securities held by certain of these entities.
(2)	Became a beneficial holder of more than 5% of our outstanding voting securities upon the closing of the Series H Private Placement.

We agreed that we will not without the prior approval of the requisite Series H Purchasers issue or authorize the issuance of any equity security that is senior or pari passu to the Series H Preferred Stock with respect to liquidation preference.

Series I Private Placement

On December 29, 2024, we entered into a securities purchase agreement with certain purchasers, or the Series I Purchasers, pursuant to which we issued and sold to the Series I Purchasers, (i) 1,340,603 shares of our common stock, at a price per share equal to $6.44 and (ii) 3,286 shares of our Series I Convertible Non-Redeemable Preferred Stock, or the Series I Preferred Stock, at a price per share equal to $644.00, for aggregate gross proceeds of approximately $10.75 million, which we refer to collectively as the Series I Private Placement. The following table sets forth the number of shares of our common stock and Series I Preferred Stock purchased by holders of more than 5% of our voting securities and their affiliates at the time of the Series I Private Placement, and the aggregate purchase price paid for such shares.

	Number of Shares of Common Stock	Number of Shares of Series I Preferred Stock	Aggregate Purchase Price
Name (1)
667, L.P.	30,620	—	$197,192.80
Baker Brothers Life Sciences, L.P.	279,939	—	$1,802,807.16
SR One Capital Fund II Aggregator, LP	155,279	—	$999,996.76
Cormorant Global Healthcare Master Fund, LP(2)	603,027	3,286	$5,999,677.88
(1)	See Item 12, “Security Ownership of Certain Beneficial Owners and Management” for additional information about securities held by certain of these entities.
(2)	Became a beneficial holder of more than 5% of our outstanding voting securities upon the closing of the Series I Private Placement.

We agreed that we will not without the prior approval of the requisite Series I Purchasers issue or authorize the issuance of any equity security that is senior or pari passu to the Series I Preferred Stock with respect to liquidation preference.

Option Exchange Program

In May 2023, we commenced the 2023 Option Exchange Program, under which our eligible executive officers, other employees and non-employee directors exchanged outstanding options to purchase shares of our common stock held by them for an equal number of restricted stock units that are subject to vesting conditions. The 2023 Option Exchange Program expired on May 30, 2023. Pursuant to the terms of the Option Exchange Program, we accepted for exchange options to purchase a total of 182,251 shares of our common stock from 36 eligible holders, including our named executive officers. All surrendered options were cancelled effective as of the expiration of the 2023 Option Exchange Program, and immediately thereafter on May 31, 2023, or the Option Exchange Date, in exchange therefor, we granted a total of 182,251 replacement RSUs pursuant to the terms of the Option Exchange Program and under the 2017 Plan. For options that were vested when surrendered, the replacement RSUs vest over two years, with 50% of the replacement RSUs vesting on the first anniversary of the Option Exchange Date, and 50% vesting on the second anniversary of the Option Exchange Date. Unvested options that were surrendered for replacement RSUs are subject to a revised vesting schedule whereby no such replacement RSUs will vest until the second anniversary of the Option Exchange Date, at which time (i) a number of replacement RSUs will vest that are equal to the surrendered unvested option that would have vested during such two-year period following the Option Exchange Date and (ii) the remaining replacement RSUs will vest on the original vesting schedule of the unvested option that was surrendered, provided that the applicable vesting schedule will vest in annual installments rather than monthly installments.

Our then-current executive officers surrendered all of their then-outstanding options in exchange for replacement RSUs in the 2023 Option Exchange Program, as follows:

	Number of	Number of
	Options	Replacement
Name	Surrendered	RSUs Granted*
Mark Iwicki(1)	56,873 (Vested)	56,873
	14,842 (Unvested)	14,842

Todd Bazemore	16,011 (Vested)	16,011
	5,147 (Unvested)	5,147

Kim Brazzell	13,130 (Vested)	13,130
	4,786 (Unvested)	4,786

Darius Kharabi	1,182 (Vested)	1,182
	1,466 (Unvested)	1,466

Mary Reumuth	11,313 (Vested)	11,313
	3,423 (Unvested)	3,423
(1)	Resigned as our Chief Executive Officer on February 11, 2025.

The following non-employee directors surrendered all of their then-outstanding options for replacement RSUs in the 2023 Option Exchange Program, as follows:

		Number of
	Number of	Replacement
	Options	RSUs Received
Name	Surrendered	in Option Exchange
Mark S. Blumenkranz(1)	419 (Vested)	419
	1,221 (Unvested)	1,221

Marjan Farid	1,600 (Unvested)	1,600

Andrew I. Koven	1,197 (Vested)	1,197
	1,000 (Unvested)	1,000

C. Daniel Myers	443 (Vested)	443
	1,197 (Unvested)	1,197

Gregory D. Perry	938 (Vested)	938
	800 (Unvested)	800

Howard B. Rosen	1,702 (Vested)	1,702
	800 (Unvested)	800
(1)	Resigned from our board of directors on September 23, 2024.

Modification of Equity Awards

Mr. Paull, our former director who did not stand for re-election in June 2023, did not participate in the Option Exchange Program. In August 2023, our board of directors approved the extension of the exercise period of his vested options for 1,738 shares of common stock to June 22, 2025.

Combangio Acquisition

On November 15, 2021, we and our newly formed, direct wholly owned subsidiary, Ceres Merger Sub, Inc., or the Merger Subsidiary, entered into an Agreement and Plan of Merger, or the Merger Agreement, with Combangio and Fortis Advisors LLC, solely in its capacity as Combangio Equityholder Representative in connection with the Merger Agreement, pursuant to which on November 15, 2021, the Merger Subsidiary merged with and into Combangio with Combangio surviving such merger and becoming a direct wholly owned subsidiary of ours, or the Combangio Acquisition. In connection with the closing of the Combangio Acquisition, we made an upfront payment of an aggregate of $5.0 million in cash to former Combangio equityholders, subject to customary adjustments, and agreed to issue an aggregate of 155,664 shares of our common stock to the Combangio equityholders with an aggregate value of approximately $16.1 million, consisting of (i) an aggregate of 136,314 shares of common stock which were issued on January 3, 2022, or the Initial Shares, and (ii) an aggregate of 19,350 shares of common stock that were held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the former Combangio equityholders and that were issued on March 10, 2023, or the Holdback Shares. The Combangio equityholders included Dr. Blumenkranz, Mr. Kharabi, Lagunita Biosciences, LLC, of which Dr. Blumenkranz is a managing member and Mr. Kharabi is the Chief Operating Officer, and Garland Investments, L.P., of which Dr. Blumenkranz is a managing member.

In connection with the closing of the Combangio Acquisition, we appointed Dr. Blumenkranz, a then-member of the board of directors of Combangio, to our board of directors, and we appointed Mr. Kharabi, the then-President and Chief Executive Officer of Combangio, as our Chief Business Officer. Dr. Blumenkranz resigned from our board of directors on September 23, 2024.

The following table sets forth the consideration paid by us to Dr. Blumenkranz, Mr. Kharabi, Lagunita Biosciences, LLC and Garland Investments, L.P. pursuant to the Merger Agreement.

	Cash			Holdback Shares
	Consideration	Initial Shares Issued		Issued on
Name	at Closing	on January 3, 2022		March 10, 2023
Mark S. Blumenkranz	$29,675	2,783	(1)	371	(1)
Darius Kharabi	$437,703	4,620	(2)	1,285	(2)
Lagunita Biosciences, LLC (3)	$967,638	90,721	(4)	12,099	(4)
Garland Investments, L.P.	$7,329	688	(5)	91	(5)
(1)	In exchange for 2,618,875 shares of Combangio’s common stock.
(2)	In exchange for 323,415 shares of Combangio’s common stock and for an option to purchase 8,754,216 shares of Combangio’s common stock.
(3)	Upon the issuance of the Initial Shares, Lagunita Biosciences, LLC became a holder of more than 5% of our outstanding voting securities.
(4)	In exchange for 85,395,439 shares of Combangio’s common stock.
(5)	In exchange for 646,830 shares of Combangio’s common stock.

In addition, as a result of the dosing of the first patient in our CHASE Phase 2b clinical trial of KPI-012 for the treatment of persistent corneal epithelial defect in the United States in February 2023, or the Dosing Milestone, we paid to the former Combangio equityholders on March 10, 2023 an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,038 shares of our common stock). We paid in cash the remaining amount of $0.1 million due in connection with the Dosing Milestone to the former Combangio equityholders in January 2024.

The following table sets forth the consideration paid by us as a result of the achievement of the Dosing Milestone to Dr. Blumenkranz, Mr. Kharabi, Lagunita Biosciences, LLC and Garland Investments, L.P. pursuant to the Merger Agreement.

	Cash		Cash
	Consideration Paid	Shares Issued	Consideration Paid
Name	in March 2023	in March 2023	In January 2024
Mark S. Blumenkranz	$44,529	2,013	$2,703
Darius Kharabi	$154,347	6,977	$9,368
Lagunita Biosciences, LLC	$1,451,980	65,634	$88,125
Garland Investments, L.P.	$10,998	497	$668

In addition to the foregoing consideration, former equityholders of Combangio are entitled to receive from us contingent consideration in the form of cash upon the achievement of various milestones in the future.

Registration Rights

We are a party to a registration rights agreement with the Baker Purchasers, who are beneficial owners of more than 5% of our common stock. This registration rights agreement provides the Baker Purchasers with certain resale registration rights with respect to the shares of common stock, shares of common stock issued or issuable upon conversion of their shares of Series E Preferred Stock, Series F Preferred Stock, the Series G Preferred Stock and Series H Preferred Stock, and any other shares of our common stock held by the Baker Purchasers.

We are also a party to a registration rights agreement with certain of the Series H Purchasers in our Series H Private Placement, certain of which are beneficial owners of more than 5% of our common stock, pursuant to which we agreed to file a registration statement with the SEC covering the resale of the shares of common stock and the shares of common stock issuable upon conversion of the shares of Series H Preferred Stock acquired by certain of the Series H Investors in the Series H Private Placement.

We are also a party to a registration rights agreement with certain of the Series I Purchasers in our Series I Private Placement, certain of which are beneficial owners of more than 5% of our common stock, pursuant to which we agreed to file a registration statement with the SEC covering the resale of the shares of common stock and the shares of common stock issuable upon conversion of the shares of Series I Preferred Stock acquired by certain of the Series I Investors in the Series I Private Placement.

We have filed resale registration statements on Form S-3 in accordance with the foregoing registration rights agreement.

Indemnification Agreements

Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of our directors and officers.

Board Determination of Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In March 2025, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each then-sitting director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors determined that each of our directors, with the exception of Mark Iwicki and Gregory D. Perry, is an “independent director” as defined under applicable Nasdaq rules. In April 2024, our board of directors also previously determined that Dr. Blumenkranz, a former director who resigned on September 23, 2024, was an “independent director” as defined under applicable Nasdaq rules. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Iwicki is not an independent director under these rules because he was employed as our Chief Executive Officer within the last three years. Mr. Perry ceased to be an independent director under applicable Nasdaq rules in June 2023, when he was appointed Chief Financial Officer of Merus. Mr. Iwicki serves as a member of the board of directors of Merus and on its compensation committee. Under Nasdaq rules, a director shall not be considered independent if they are employed as an executive officer of another entity where at any time during the past three years any of our then-current executive officers served on the compensation committee of such other entity.

Item 14.       Principal Accountant Fees and Services

Audit Fees and Services

Deloitte & Touche LLP, or Deloitte, was our independent registered public accounting firm for the years ended December 31, 2024 and December 31, 2023. The following table summarizes the fees Deloitte billed to us for the last two fiscal years. All such services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

	Years Ended December 31,
Fee Category	2024	2023
Audit Fees(1)	$778,587	$821,024
Audit-Related Fees	—	—
Tax Fees(2)	—	50,500
All Other Fees(3)	1,895	1,895
Total Fees	$780,482	$873,419
(1)	Audit fees consist of fees billed for professional services rendered by Deloitte for the audits of our annual consolidated financial statements, the reviews of our interim consolidated financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements, including, our registration statements.
(2)	Tax fees consist of fees for professional services with respect to tax compliance, tax advice and tax planning.
(3)	All other fees include fees and expenses for services which do not fall within the categories described above. All other fees consisted of a subscription to Deloitte Accounting and Research Tool.

Pre-approval Policies and Procedures

The audit committee of our board of directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless either the service is approved in advance by the audit committee, or the engagement to render the service is entered into pursuant to the audit committee’s pre-approval policies and procedures. In 2020, the audit committee delegated to its chair the authority to pre-approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. By the terms of this delegated authority, the chair must report on any such approval of services pursuant to such authority at the first regularly scheduled meeting of the audit committee following such approval. The audit committee does not delegate its responsibility to approve services performed by the independent auditor to any member of management.

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

2.1#

Agreement and Plan of Merger, dated as of November 15, 2021, by and among the Registrant, Ceres Merger Sub, Inc., Combangio, Inc. and, solely in its capacity as Combangio Equityholder Representative, Fortis Advisors LLC. (incorporated by reference to Exhibit 2.1 of the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 15, 2021)

2.2#

Asset Purchase Agreement, by and between the Registrant, Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on May 23, 2022)

3.1

Restated Certificate of Incorporation of the Registrant, as amended, including Certificate of Designation of the Series D Preferred Stock of the Registrant, Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series F Convertible Non-Redeemable Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series G Convertible Non-Redeemable Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series H Convertible Non-Redeemable Preferred Stock of the Registrant and Certificate of Designations, Preferences and Rights of Series I Convertible Non-Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8 (File No. 333-284117) filed on January 3, 2025)

3.2	Third Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on August 2, 2023)
4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 3, 2023)

Exhibit Number	Description of Exhibit
4.2

Third Amended and Restated Registration Rights Agreement of the Registrant dated April 6, 2016, as amended by Amendment No. 1 dated December 13, 2017, of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on February 25, 2021)

4.3*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act
4.4	Form of Series E Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 28, 2022)
4.5	Form of Series F Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 22, 2023)
4.6	Form of Series G Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on March 26, 2024)
4.7	Form of Series H Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on June 27, 2024)
4.8	Form of Series I Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 30, 2024)
4.9

Registration Rights Agreement, dated March 2, 2023, by and among the Registrant and the persons party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 3, 2023)

4.10

Registration Rights Agreement, dated June 26, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on June 27, 2024)

4.11

Registration Rights Agreement, dated December 29, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 30, 2024)

10.1+

2009 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.2+

Form of Stock Option Agreement under the 2009 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

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

Exhibit Number		Description of Exhibit
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

10.20+

Letter Agreement, dated November 6, 2017, by and between the Registrant and Todd Bazemore (incorporated by reference to Exhibit 10.12 of the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on April 2, 2018)

10.21+

Amended and Restated Letter Agreement, dated May 10, 2016, by and between the Registrant and Kim Brazzell (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-218936) filed on June 23, 2017)

10.22+		Form of Amendment to Offer Letters (incorporated by reference to Exhibit 10.30 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 12, 2019)
10.23+

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

10.24		Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on October 2, 2018)
10.25	#

Loan and Security Agreement, dated May 4, 2021, by and among the Registrant and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on May 5, 2021)

10.26#

First Amendment to Loan and Security Agreement, dated November 15, 2021, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 11, 2022)

10.27

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

10.29

Fourth Amendment to Loan and Security Agreement, dated August 1, 2023, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.8 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

Exhibit Number	Description of Exhibit
10.30

Fifth Amendment to Loan and Security Agreement, dated August 2, 2023, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.9 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

10.31

Securities Purchase Agreement, dated November 28, 2022, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on November 28, 2022)

10.32

Securities Purchase Agreement, dated December 21, 2023, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 22, 2023)

10.33

Securities Purchase Agreement, dated March 25, 2024, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on March 26, 2024)

10.34

Securities Purchase Agreement, dated June 26, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on June 27, 2024)

10.35

Securities Purchase Agreement, dated December 29, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 30, 2024)

10.36

Open Market Sale AgreementSM, dated as of January 19, 2023, by and between Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on January 19, 2023)

19.1*	Amended and Restated Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
97.1+	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s annual report on Form 10-K (file No. 001-38150) filed on March 29, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

KALA BIO, INC.

Dated: March 31, 2025	By:	/s/ Todd Bazemore
Todd Bazemore
Interim Chief Executive Officer, President and Chief Operating Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd Bazemore Todd Bazemore	Interim Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	March 31, 2025

/s/ Mary Reumuth Mary Reumuth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025

/s/ Mark Iwicki Mark Iwicki	Director	March 31, 2025

/s/ Marjan Farid Marjan Farid, M.D.	Director	March 31, 2025

/s/ Andrew I. Koven Andrew I. Koven	Director	March 31, 2025

/s/ C. Daniel Myers
C. Daniel Myers	Director	March 31, 2025

/s/ Gregory Perry Gregory Perry	Director	March 31, 2025

/s/ Howard B. Rosen Howard B. Rosen	Director	March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KALA BIO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KALA BIO, Inc. and subsidiaries (formerly Kala Pharmaceuticals, Inc.) (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Grant Income - Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

On August 2, 2023, Combangio, a wholly owned subsidiary of the Company, entered into an award agreement with the California Institute for Regenerative Medicine (“CIRM”) for a $15 million grant (the “CIRM Award”) to support Combangio’s KPI-012 program for the treatment of persistent corneal epithelial defects (“PCED”). The award includes funding for the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Since entering into the CIRM Award, Combangio has received disbursements from CIRM, and the balance of the award is payable to Combangio upon the achievement of additional specified milestones that are primarily related to Combangio’s progress in conducting the CHASE Phase 2b clinical trial.

We have identified the Company’s accounting for the CIRM Award as our critical audit matter given the increased extent of effort and high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the CIRM Award, including the recording of grant income, included the following, among others:

●	We obtained and read the CIRM Award agreement and amendment, along with the Company’s accounting position paper, to evaluate the reasonableness of the accounting conclusions and methodology management used to record the transaction.
●	We tested the expenses recorded by the Company relating to work performed under the CIRM Award agreement, which included corroboration of the work performed under the CIRM Award with those outside of finance.
●	We tested the mathematical accuracy of management's calculations and the related recording of grant income.
●	We evaluated the accuracy and completeness of management’s disclosure for the CIRM Award.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2025

We have served as the Company's auditor since 2013.

KALA BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$51,181	$50,895
Prepaid expenses and other current assets	1,616	1,975
Total current assets	52,797	52,870
Non-current assets:
Property and equipment, net	749	753
Right-of-use assets	1,691	2,025
Other long-term assets	246	301
Total assets	$55,483	$55,949
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$628	$919
Accrued expenses and other current liabilities	4,975	6,018
Deferred grant income	637	1,075
Current portion of lease liabilities	380	334
Current portion of long-term debt	10,336	—
Total current liabilities	16,956	8,346
Long-term liabilities:
Long-term lease liabilities	1,434	1,799
Long-term debt, net of current portion	20,102	34,190
Long-term contingent consideration	4,659	4,110
Total long-term liabilities	26,195	40,099
Total liabilities	43,151	48,445
Commitments and Contingencies (Note 14)
Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2024 and 2023; 51,246 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2024 and 2023, 2,928 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2024 and 2023, 10,901 and 0 shares of Series G Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2024 and 2023, 9,393 and 0 shares of Series H Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2024 and 2023, and 3,286 and 0 shares of Series I Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2024 and 2023, respectively

	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2024 and 2023; 6,091,182 and 2,759,372 shares issued and outstanding as of December 31, 2024 and 2023, respectively	6	3
Additional paid-in capital	680,246	636,910
Accumulated deficit	(667,920)	(629,409)
Total stockholders' equity	12,332	7,504
Total liabilities and stockholders' equity	$55,483	$55,949

The accompanying notes are an integral part of these consolidated financial statements.

KALA BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2024	2023

Costs and expenses:
General and administrative	$18,340	$20,567
Research and development	22,094	18,586
Gain on fair value remeasurement of deferred purchase consideration	—	(230)
Loss on fair value remeasurement of contingent consideration	549	740
Total costs and expenses	40,983	39,663
Loss from operations	(40,983)	(39,663)
Other income (expense):
Interest income	2,056	2,711
Interest expense	(5,783)	(5,814)
Grant income	6,199	4,825
Other expense, net	—	(4,258)
Total other income (expense)	2,472	(2,536)
Net loss	$(38,511)	$(42,199)
Net loss per share attributable to common stockholders—basic and diluted	$(10.15)	$(17.35)
Weighted average shares outstanding—basic and diluted	3,796,047	2,432,008

Net loss	$(38,511)	$(42,199)
Other comprehensive income:
Change in fair value of investments	—	—
Total other comprehensive income	—	—
Total comprehensive loss	$(38,511)	$(42,199)

The accompanying notes are an integral part of these consolidated financial statements.

KALA BIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series E		Series F		Series G		Series H		Series I
	Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	53,144	$—	—	$—	—	$—	—	$—	—	$—	1,706,971	$2	$606,182	$(587,210)	$18,974
At the market offering, net of offering costs of $458	—	—	—	—	—	—	—	—	—	—	731,521	1	18,535	—	18,536
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	3,002	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	3,690	—	46	—	46
Issuance of common stock to satisfy deferred purchase consideration	—	—	—	—	—	—	—	—	—	—	19,350	—	365	—	365
Issuance of common stock to satisfy contingent consideration	—	—	—	—	—	—	—	—	—	—	105,038	—	2,354	—	2,354
Issuance of common stock upon conversion of Series E Preferred Stock	(1,898)	—	—	—	—	—	—	—	—	—	189,800	—	—	—	—
Issuance of convertible Series F preferred stock, net of issuance cost of $35	—	—	2,928	—	—	—	—	—	—	—	—	—	1,965	—	1,965
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	7,463	—	7,463
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,199)	(42,199)
Balance as of December 31, 2023	51,246	$—	2,928	$—	—	$—	—	$—	—	$—	2,759,372	$3	$636,910	$(629,409)	$7,504
At the market offering, net of offering costs of $69	—	—	—	—	—	—	—	—	—	—	527,940	1	3,393	—	3,394
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	1,281	—	9	—	9
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	249,224	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	11,448	—	68	—	68
Issuance of common stock to satisfy service contract	—	—	—	—	—	—	—	—	—	—	4,000	—	29	—	29
Issuance of common stock, net of issuance costs of $218	—	—	—	—	—	—	—	—	—	—	2,537,917	2	15,418	—	15,420
Issuance of convertible Series G preferred stock, net of issuance cost of $62	—	—	—	—	10,901	—	—	—	—	—	—	—	8,538	—	8,538
Issuance of convertible Series H preferred stock, net of issuance cost of $96	—	—	—	—	—	—	9,393	—	—	—	—	—	5,399	—	5,399
Issuance of convertible Series I preferred stock, net of issuance cost of $24	—	—	—	—	—	—	—	—	3,286	—	—	—	2,093	—	2,093
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,389	—	8,389
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,511)	(38,511)
Balance as of December 31, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	3,286	$—	6,091,182	$6	$680,246	$(667,920)	$12,332

The accompanying notes are an integral part of these consolidated financial statements.

KALA BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(38,511)	$(42,199)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	259	303
Non-cash operating lease cost	334	171
Gain on fair value remeasurement of deferred purchase consideration	—	(230)
Loss on fair value remeasurement of contingent consideration	549	740
Amortization of debt discount and other non-cash interest	1,248	1,253
Stock-based compensation	8,389	7,463
Other non-cash losses (gains)	129	(4,323)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	359	5,834
Inventory and assets held for sale	—	7,544
Other long-term assets	—	(144)
Accounts payable	(291)	(1,904)
Accrued expenses and other current liabilities	(1,528)	(2,422)
Lease liabilities and other long-term liabilities	(319)	(13)
Net cash used in operating activities	(29,382)	(27,927)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(208)	(610)
Proceeds from sale of property and equipment	—	47
Purchases of short-term investments	—	(9,866)
Proceeds from sales or maturities of short-term investments	—	10,000
Net cash used in investing activities	(208)	(429)
Cash flows from financing activities:
Payment of principal, prepayment premium and payment fee on debt	(5,000)	(10,000)
Proceeds from issuance of Series F preferred stock, net of issuance costs of $35	—	1,965
Proceeds from issuance of Series G preferred stock, net of issuance costs of $62	8,538	—
Proceeds from issuance of common stock and Series H preferred stock, net of issuance costs of $218	12,281	—
Proceeds from issuance of common stock and Series I preferred stock	10,750	—
Proceeds from common stock offerings, net of offering costs	3,394	18,536
Contingent consideration related to Combangio acquisition	(119)	(2,041)
Payment of principal on finance lease	(45)	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	77	46
Net cash provided by financing activities	29,876	8,506
Net increase (decrease) in cash and cash equivalents:	286	(19,850)
Cash and cash equivalents at beginning of period	50,895	70,745
Cash and cash equivalents at end of period	$51,181	$50,895

Non-cash investing and financing activities:
Issuance of common stock to satisfy deferred purchase consideration in additional paid-in capital	$—	$365
Issuance of common stock to satisfy contingent consideration in additional paid-in capital	—	2,354
Issuance of common stock to satisfy service contract in additional paid-in capital	29	—
Issuance costs included in accrued expenses	120	—

Supplemental disclosure:
Cash paid for interest	$4,610	$4,620
Right-of-use assets obtained in exchange of operating lease obligations	—	2,180
Right-of-use assets obtained in exchange of finance lease obligations	160	—

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

On November 15, 2021, the Company acquired Combangio, Inc. (“Combangio”), including its mesenchymal stem cell secretomes platform and lead product candidate for the treatment of persistent corneal epithelial defects (“PCED”), which the Company refers to as KPI-012 (collectively, the “Combangio Acquisition”). For accounting purposes, the transaction was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single asset, KPI-012. PCED is a rare disease of impaired corneal healing. In February 2023, the Company dosed its first patient in the CHASE (“Corneal Healing After SEcretome therapy”) Phase 2b clinical trial of KPI-012 for PCED in the United States. KPI-012 has received both Orphan Drug and Fast Track designations from the FDA for the treatment of PCED. The Company expects to commercialize in the United States any of its product candidates that receive marketing approval.

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

The Company’s success is dependent upon its ability to develop, obtain regulatory approval for and commercialize KPI-012 and any other product candidate it may develop in the future, the success of its research and development efforts, its ability to raise additional capital when needed and, ultimately, attain profitable operations.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Recent Equity Financings - Registered Offerings— On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”). Under the 2020 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities or units during the three-year period that commenced upon the 2020 Shelf Registration becoming effective. In connection with the filing of the 2020 Shelf Registration, the Company entered into an amended and restated sales agreement (the “Amended and Restated Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could issue and sell, from time to time, up to an aggregate of $75,000 of its common stock in an at-the-market equity offering through Jefferies, as a sales agent. From January 1, 2023 to January 10, 2023, the Company sold 245,887 shares of its common stock pursuant to the terms of the Amended and Restated Sales Agreement, resulting in net proceeds of $9,994. On January 10, 2023, the Amended and Restated Sales Agreement terminated in accordance with its terms when the Company completed the sale of $75,000 of its shares of common stock thereunder. As of the date of termination of the Amended and Restated Sales Agreement, the Company had sold an aggregate of 565,974 shares of its common stock under such agreement for aggregate gross proceeds of $75,000.

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

During the year ended December 31, 2024, the Company sold an aggregate of 527,940 shares of its common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $3,394. During the year ended December 31, 2023, the Company sold (1) an aggregate of 475,265 shares of its common stock pursuant to the Amended and Restated Sales Agreement and the Open Market Sale Agreement under the 2020 Shelf Registration, for total net proceeds of $14,894 and (2) an aggregate of 256,256 shares of its common stock pursuant to the Open Market Sale Agreement under the 2023 Shelf Registration, for total net proceeds of $3,642.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Recent Equity Financings - Private Placements—On December 21, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of Series F Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series F Preferred Stock”), for aggregate gross proceeds of approximately $2,000 (the “2023 Private Placement”). Pursuant to the 2023 Securities Purchase Agreement, the Company issued and sold to the purchasers at the closing of the 2023 Private Placement, 2,928 shares of Series F Preferred Stock, at a price per preferred share equal to $683.00. Costs incurred in connection with the 2023 Private Placement were $35, which were recorded as a reduction to additional paid-in capital.

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

On December 29, 2024, the Company entered into a Securities Purchase Agreement (the “December 2024 Securities Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a private placement, shares of common stock and shares of Series I Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series I Preferred Stock”), for aggregate gross proceeds of approximately $10,750 (the “December 2024 Private Placement”). Pursuant to the December 2024 Securities Purchase Agreement, the Company issued and sold to the purchasers at the closing of the December 2024 Private Placement, 1,340,603 shares of common stock, at a price per common share equal to $6.44, and 3,286 shares of Series I Preferred Stock, at a price per preferred share equal to $644.00. Costs incurred in connection with the December 2024 Private Placement were $120, which were recorded as a reduction to additional paid-in capital.

Refer to Note 8, “Debt”, for a discussion of debt financing activity.

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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Basis of Presentation—The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022 and has incurred recurring losses and negative cash flows from operations, including a net loss of $38,511 and $42,199, for the years ended December 31, 2024 and 2023, respectively, and used cash in operations of $29,382 and $27,927, in the years ended December 31, 2024 and 2023, respectively. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public offerings of common stock and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s most recent private placements in March 2024, June 2024 and December 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (the “Loan Agreement”), disbursements under a grant from California Institute for Regenerative Medicine (“CIRM”) (including the Company’s most recent disbursements of $3,240 and $2,520 in August 2024 and December 2024, respectively, from CIRM upon achievement of specified milestones), convertible promissory notes and warrants. See Note 4, “Grant Income” for further information about the CIRM Award.

The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of the Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. The Company is devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications the Company determines to pursue, including Limbal Stem Cell Deficiency. The Company has no revenue-generating commercial products and, as a result of the Combangio Acquisition, may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or of the amount of milestone payments the Company may receive, if any. Additionally, the Company cannot be certain that it will achieve the remaining milestones under the CIRM Award within the required timeframes, or at all, and as such the Company may never receive the remaining $3,340 under the award. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash and cash equivalents as of December 31, 2024, will enable it to fund its operating expenses, lease and debt service obligations and capital expenditure requirements for at least twelve months from the date these consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects. This evaluation also assumes that the Company remains in compliance with the covenants and no event of default occurs under its Loan Agreement with Oxford Finance. If an event of default occurs under the Loan Agreement and Oxford Finance exercises its rights under the Loan Agreement to foreclose on the Company’s cash, the Company’s ability to fund its operations, lease and debt service obligations will be shorter than it currently expects.

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

Grant Income— Grant income consists of amounts earned from incurring costs to support the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product process characterization and analytical development from the program due to the receipt of the CIRM Award. The grant between the Company and CIRM is subject to a co-funding requirement and generally provides for the Company to meet certain milestones in order for funds to be provided. The Company accounts for grants received to perform research and development activities in accordance with Accounting Standards Codification (“ASC”) Topic 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development activities. If the Company is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then the Company is required to estimate and recognize that liability. Alternatively, if the Company is not required to repay, or if it is required to repay the grant funds to the grantor only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development activities, in which case, grant income is recognized as the related research and development expenses are incurred. Costs of grant income are recorded as a component of research and development expenses in the Company’s consolidated statements of operations and comprehensive loss.

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

Cash and Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, if any, and accounts receivable, if any. Periodically, the Company maintains cash, cash equivalents, short-term investments in accredited financial institutions in excess of federally insured limits. The Company deposits its cash, cash equivalents, short-term investments, if any, in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company’s accounts receivable balance as of December 31, 2024 and 2023 were de minimis. The Company had no revenue during the years ended December 31, 2024 and 2023. The Company has no financial instruments with off-balance sheet risk of loss.

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

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The Company did not record any such impairments during the years ended December 31, 2024 or 2023.

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

Patent Costs—Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

Advertising Costs—Advertising costs are expensed as incurred. The Company incurred no advertising costs for the years ended December 31, 2024 and 2023.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, the assets are recorded at the lesser of the carrying value or fair value. The Company recorded no impairment charges for the years ended December 31, 2024 and 2023.

Segment Information—Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Chief Executive Officer. The Company manages its operations as one operating and reportable segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on the development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. All of the Company’s tangible assets are held in the United States.

The CODM uses net loss as reported on the consolidated statements of operations and comprehensive loss to analyze cash flows in assessing performance of the segment and deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheet as total assets.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The table below provides information about the Company’s segment, including significant segment expenses, other segment items and a reconciliation to net loss:

	Year Ended
	December 31,
	2024	2023
Costs and expenses:
Research and development:
KPI‑012 development costs	$10,170	$7,678
Employee‑related costs for research and development personnel	10,757	9,710
Other research and development costs (1)	1,167	1,198
General and administrative	18,340	20,567
Other segment (income) expense, net (2)	(1,923)	3,046
Net loss	$(38,511)	$(42,199)

(1)	Includes facility related costs and depreciation.
(2)	Includes Gain on fair value remeasurement of deferred purchase consideration, Loss on fair value remeasurement of contingent consideration, Interest income, Interest expense, Grant income and Other expense, net.

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

Accrued Expenses—The Company accrues for variable consideration related to rebates, sales incentives and allowances, and returns. Such estimates are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of the accrued expense. The Company also accrues expenses related to development activities performed by third parties based on an evaluation of services received and efforts expended pursuant to the terms of the contractual arrangements. Payments under some of these contracts depend on clinical trial milestones. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual or prepaid expense accordingly.

Stock-Based Compensation—The Company accounts for all stock-based awards granted as compensation expense at fair value. The Company generally issues stock-based awards with the measurement date for awards as the date of grant. Stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. For performance awards whose vesting is contingent upon a specified event, the Company recognizes stock-based compensation expense over the derived service period, based on the probability of achievement of the specified event. The Company recognizes compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur. Stock-based compensation is classified in the

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided, or until related expense is recognized.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The Company previously lacked sufficient company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to its own historical volatility. Beginning in the second half of 2023, the Company determined it had adequate historical data regarding the volatility of its own traded stock price and began exclusively using its own historical volatility. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. The fair value of restricted stock units (“RSUs”) are equal to the closing sale price of the Company’s common stock on the date of grant.

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

Basic net loss per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants, the issuance of unvested RSUs and convertible preferred stock using the if-converted method.

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024 and 2023. See Note 12, “Loss Per Share”, for further information.

Reclassifications — Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. As of December 31, 2024, the Company adopted ASU 2023-07. Other than additional disclosure, the adoption of ASU 2023-07 had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

The Company’s financial instruments as of December 31, 2024 and 2023 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s consolidated balance sheets.

The Company acquired Combangio in November 2021 and in connection with the closing of the Combangio Acquisition, the Company agreed to issue an aggregate of 155,664 shares (the “Deferred Purchase Consideration”) of the Company’s common stock to former Combangio stockholders and other equityholders (the “Combangio Equityholders”)

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

consisting of (i) an aggregate of 136,314 shares of common stock issued on January 3, 2022 and (ii) an aggregate of 19,350 shares of common stock that were held back as partial security for the satisfaction of indemnification obligations and other payment obligations of the Combangio Equityholders and were issued on March 10, 2023 (the “Holdback Shares”). The Company established liabilities for these considerations. The Deferred Purchase Consideration related to the Combangio Acquisition was measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the Deferred Purchase Consideration was based on the fair value of the underlying stock and a discount for lack of marketability. Any change in the fair value of the Deferred Purchase Consideration was included in loss from operations in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, the Company settled the remaining liability of $365 upon the issuance of the Holdback Shares and therefore there was no change in the fair value of the Deferred Purchase Consideration during the year ended December 31, 2024. During the years ended December 31, 2023, the change in the fair value of the Deferred Purchase Consideration was a gain of $230, primarily due to the change in the fair value of the underlying stock price and was recognized as the gain on fair value remeasurement of deferred purchase consideration in the consolidated statement of operations and comprehensive loss.

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. As of December 31, 2024, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,646 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) following dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “First Dosing Milestone”). Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2024 and 2023, the change in the fair value of the contingent consideration liabilities was a loss of $549 and $740, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment, and were recognized as a loss on fair value remeasurement of contingent consideration in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of December 31, 2024 and 2023:

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,707	$39,707	$—	$—
Total Assets	$39,707	$39,707	$—	$—
Liabilities:
Contingent consideration	$4,659	$—	$—	$4,659
Total Liabilities	$4,659	$—	$—	$4,659

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44,639	$44,639	$—	$—
Total Assets	$44,639	$44,639	$—	$—
Liabilities:
Contingent consideration	$4,110	$—	$—	$4,110
Total Liabilities	$4,110	$—	$—	$4,110

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of December 31, 2024 and 2023:

	Fair Value at
	December 31,			Range
Financial Instrument	2024	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,659	Probability-adjusted	Period of expected milestone achievement	2026 - 2028 (2028)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	14.3%

	Fair Value at
	December 31,			Range
Financial Instrument	2023	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,110	Probability-adjusted	Period of expected milestone achievement	2025 - 2028 (2027)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	16.3%

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2024 and 2023:

Contingent consideration
Balance at January 1, 2023	$8,370
Fair value adjustments	740
Settlements	(4,854)
Reclassification to accrued expenses and other current liabilities	(146)
Balance at January 1, 2024	$4,110
Fair value adjustments	549
Balance at December 31, 2024	$4,659

Deferred purchase consideration
Balance at January 1, 2023	$595
Fair value adjustments	(230)
Settlements	(365)
Balance at December 31, 2023	$—

During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2, and Level 3.

The carrying value reported on the accompanying consolidated balance sheets of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term nature. Management believes that the Company’s long-term debt (see Note 8, “Debt”) bears interest at the prevailing market rate for instruments with similar characteristics and, accordingly, the carrying value of long-term debt, also approximates its fair value.

Note 4: Grant Income

CIRM Award

On August 2, 2023, Combangio, a wholly owned subsidiary of the Company, entered into an award agreement with CIRM for a $15,000 grant (as amended from time to time, the “CIRM Award”) to support Combangio’s KPI-012 program for the treatment of PCED. The CIRM Award includes funding for the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio received an initial $5,900 disbursement from CIRM. In August 2024 and December 2024, Combangio received disbursements of $3,240 and $2,520, respectively, from CIRM upon the achievement of specified milestones. The balance of the award is payable to Combangio upon the achievement of other specified milestones that are primarily related to Combangio’s progress in conducting the CHASE Phase 2b clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1,000 of funds utilized by the Company until the earlier of ten years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties (the “Base Royalty”). In addition, following the satisfaction of the Base Royalty,

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500,000 per year until the last to expire patent covering such invention expires.

During the years ended December 31, 2024 and 2023, the Company recognized $6,199 and $4,825, respectively, of grant income related to the CIRM Award on its consolidated statement of operations. As of December 31, 2024, the Company had deferred grant income of $637 on its consolidated balance sheet.

Note 5: Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2024	2023
Equipment	$1,194	$894
Computer hardware and software	869	869
Construction in progress	—	100
Property and equipment—at cost	2,063	1,863
Less: Accumulated depreciation	(1,314)	(1,110)
Property and equipment—net	$749	$753

Depreciation expense for the years ended December 31, 2024 and 2023 was $204 and $248, respectively.

Note 6: Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Compensation and benefits	$2,390	$2,616
Development costs	736	837
Contract manufacturing	672	11
Professional services	414	515
Accrued revenue reserves (1)	350	1,659
Other	413	380
Accrued expenses and other current liabilities	$4,975	$6,018

(1)	These amounts represent estimated provisions for product returns, rebates and discounts, prior to the sale of the Commercial Business to Alcon. Estimated provisions were deducted from gross revenues at the time revenues were recognized and are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. These provisions reflected the Company’s best estimates of the amount of consideration to which it was entitled based on the terms of the contract.

Note 7: Lease

Operating leases

Menlo Park, California Office Lease

In April 2023, Combangio entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The initial term of the lease is for 62 months which commenced on the lease commencement date of July 1, 2023, unless earlier terminated pursuant to the terms of the lease. The lease provides Combangio with an option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease during the year ended December 31, 2023, which is included in other long-term assets on the consolidated balance sheet as of December 31, 2024. Upon the lease commencement, the Company recorded a right-of-use asset of $2,154 and corresponding $2,133 of lease liability.

As of December 31, 2024, the Company recognized $1,691 of right-of-use asset and a corresponding $1,814 of lease liability (current and non-current) by calculating the present value of lease payments, discounted at 13.1%, the Company’s estimated incremental borrowing rate, over the expected term of the lease. As of December 31, 2024, the remaining lease term on the lease was 3.7 years. Variable lease expense for the lease, includes real estate taxes, common area maintenance, and management fees.

The components of lease expense and related cash flows were as follows:

	Year Ended
	December 31,
	2024	2023
Lease cost
Operating lease cost	$596	$314
Short-term lease cost	34	161
Variable lease cost	209	98
Total lease cost	$839	$573

Operating cash outflows from operating leases	$581	$203

The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term	3.7 years	4.7 years
Weighted average discount rate	13.1%	13.1%

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

As of December 31, 2024, the Company’s future minimum lease payments will become due and payable as follows:

Years Ending December 31,
2025	$601
2026	622
2027	644
2028	440
Less: interest	(493)
Total	$1,814

Note 8: Debt

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

In connection with its entry into the Loan Agreement, the Company granted the Agent a security interest in substantially all of the Company’s personal property owned or later acquired, including intellectual property and the Commercial Business. The Company also agreed to maintain its cash balance in one or more controlled accounts in favor of the Agent, subject to specified exceptions. The Loan Agreement also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. Certain of the affirmative covenants include, but are not limited to, a

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

failure to pay principal or interest on its due date or any other obligations within three business days of such obligations’ due date, and a delisting from the Nasdaq Stock Market because of failure to comply with the continued listing standards of the listing tier of the Nasdaq Stock Market on which the Company’s common stock is listed.

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the value of the embedded derivatives have a de minimis value as of December 31, 2024. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the consolidated statements of operations and comprehensive loss.

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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Pursuant to the Third Loan Amendment, in addition to the Third Amendment Prepayments, if the Company made an additional prepayment under the Loan Agreement equal to $5,000 (inclusive of the final payment fee) on or prior to December 31, 2024 (the “First Extension Prepayment”), the Amortization Date would be automatically changed to July 1, 2025, and the maturity date of the Loan Agreement would be automatically changed from May 1, 2026 to November 1, 2026. On December 26, 2024, the Company paid the First Extension Prepayment of $5,000 (inclusive of the final payment fee), and as a result, the Amortization Data was changed to July 1, 2025 and the maturity date was changed to November 1, 2026.

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

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the consolidated statements of operations and comprehensive loss. As of December 31, 2024, the effective interest rate was 15.18%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the year ended December 31, 2024, the Company recognized interest expense of $5,766 for the Loan Agreement. This consisted of amortization of debt discount of $306, accretion of the final payment fee of $942 and the contractual coupon interest expense of $4,518. During the year ended December 31, 2023, the Company recognized interest expense of $5,814 for the Loan Agreement. This consisted of amortization of debt discount of $274, accretion of the final payment fee of $979 and the contractual coupon interest expense of $4,561.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The components of the carrying value of the debt as of December 31, 2024 and 2023 are detailed below:

	December 31,
	2024	2023
Principal loan balance	$29,284	$33,957
Unamortized debt discount and issuance cost	(225)	(532)
Cumulative accretion of exit fee	1,379	765
Total debt	$30,438	$34,190
Less: current portion of long-term debt	(10,336)	—
Long-term debt, net	$20,102	$34,190

The annual principal payments due under the Loan Agreement as of December 31, 2024 were as follows:

Years Ending December 31,
2025	$10,336
2026	18,948
Total	$29,284

Note 9: Warrants

The Company has issued warrants in connection with debt transactions that were completed in 2018 and prior.

The following table summarizes the common stock warrants outstanding as of December 31, 2024 and 2023, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	December 31,
Issued	Price Per Share	Date	From	2024	2023
2014	$375.00	November 2024	July 2017	—	320
2016	$413.50	October 2026	September 2017	290	290
2018	$609.23	October 2025	October 2018	3,693	3,693
				3,983	4,303

Note 10: Common and Preferred Stock

Preferred Stock

The Company was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2024 and 2023. As of December 31, 2024, the Company designated 54,000 shares of preferred stock as Series E Preferred Stock, of which 51,246 shares were outstanding as of December 31, 2024. As of December 31, 2024, the Company designated 2,928, 10,901, 9,393 and 3,286 shares of preferred stock as Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock, respectively, all of which were outstanding as of December 31, 2024.

Series E, Series F, Series G, Series H and Series I Convertible Non-Redeemable Preferred Stock

Pursuant to the Company’s Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock, filed with the Secretary of State of the State of Delaware, the Company designated 54,000 shares of its authorized and unissued preferred stock as Series E Preferred Stock and established the rights, preferences and privileges of the Series E Preferred Stock. Pursuant to the Company’s Certificate of Designations, Preferences and Rights of Series F Convertible Non-Redeemable Preferred Stock, filed with the Secretary of State of the State of

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Delaware, the Company designated 2,928 shares of its authorized and unissued preferred stock as Series F Preferred Stock and established the rights, preferences and privileges of the Series F Preferred Stock. Pursuant to the Company’s Certificate of Designations, Preferences and Rights of Series G Convertible Non-Redeemable Preferred Stock, filed with the Secretary of State of the State of Delaware, the Company designated 10,901 shares of its authorized and unissued preferred stock as Series G Preferred Stock and established the rights, preferences and privileges of the Series G Preferred Stock. Pursuant to the Company’s Certificate of Designations, Preferences and Rights of Series H Convertible Non-Redeemable Preferred Stock, filed with the Secretary of State of the State of Delaware, the Company designated 9,393 shares of its authorized and unissued preferred stock as Series H Preferred Stock and established the rights, preferences and privileges of the Series H Preferred Stock. Pursuant to the Company’s Certificate of Designations, Preferences and Rights of Series I Convertible Non-Redeemable Preferred Stock, filed with the Secretary of State of the State of Delaware, the Company designated 3,286 shares of its authorized and unissued preferred stock as Series I Preferred Stock and established the rights, preferences and privileges of the Series I Preferred Stock.

As discussed more fully in Note 1, “Nature of Business,” in December 2024, the Company entered into the December 2024 Securities Purchase Agreement pursuant to which it issued 3,286 shares of Series I Preferred Stock at a price per share of $644.00. In June 2024, the Company entered into the June 2024 Securities Purchase Agreement pursuant to which it issued 9,393 shares of Series H Preferred Stock at a price per share of $585.00. In March 2024, the Company entered into the March 2024 Securities Purchase Agreement pursuant to which it issued 10,901 shares of Series G Preferred Stock at a price per share of $788.90. In December 2023, the Company entered into the 2023 Securities Purchase Agreement pursuant to which it issued 2,928 shares of Series F Preferred Stock at a per share price of $683.00. In December 2022, the Company entered into the 2022 Securities Purchase Agreement pursuant to which it issued 53,144 shares of Series E Preferred Stock at a per share price of $575.00. Each share of Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock has a par value of $0.001.

Series E, Series F, Series G, Series H and Series I Preferred Stock

Conversion

Each outstanding share of Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock is initially convertible into 100 shares of the Company’s common stock (subject to adjustment as provided in the applicable Certificate of Designations) at any time at the option of the holder, provided that the holder will be prohibited, subject to certain exceptions, from converting such shares of preferred stock for shares of common stock to the extent that immediately prior to or following such conversion if the holder, together with its affiliates and other attribution parties, would own in excess of 9.99% of the total number of shares of the Company’s common stock then issued and outstanding after giving effect to such conversion. Such percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to the Company (collectively, the “Beneficial Ownership Limitation”).

Voting

Shares of Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock will generally have no voting rights, except to the extent provided by applicable law, and except that (i) the consent of the holders of a majority of the outstanding Series E Preferred Stock will be required to waive any provisions of the Series E Certificate of Designations, (ii) the consent of the holders of a majority of the outstanding Series F Preferred Stock will be required to waive any provisions of the Series F Certificate of Designations, (iii) the consent of the holders of a majority of the outstanding Series G Preferred Stock will be required to waive any provisions of the Series G Certificate of Designations, (iv) the consent of the holders of at least two-thirds of the outstanding Series H Preferred Stock will be required to waive any provisions of the Series H Certificate of Designations

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

and (v) the consent of the holders of at least two-thirds of the outstanding Series I Preferred Stock will be required to waive any provisions of the Series I Certificate of Designations.

Dividends

Shares of Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock will be entitled to receive dividends equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of common stock.

Liquidation Rights

Upon any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary (“Dissolution”), subject to any superior rights of holders of senior securities, if any, holders of Series E Preferred Stock, holders of Series F Preferred Stock, holders of Series G Preferred Stock, holders of Series H Preferred Stock and holders of Series I Preferred Stock will be entitled to receive, on a pari passu basis as applicable (A) an amount per share of Series E Preferred Stock equal to the greater of (i) $575.00 (as adjusted for stock splits, combinations, reorganizations and the like) plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series E Preferred Stock been converted into common stock (without regard to any restrictions on conversion, including the Beneficial Ownership Limitation) immediately prior to such Dissolution, (B) an amount per share of Series F Preferred Stock equal to the greater of (i) $683.00 (as adjusted for stock splits, combinations, reorganizations and the like) plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series F Preferred Stock been converted into common stock (without regard to any restrictions on conversion, including the Beneficial Ownership Limitation) immediately prior to such Dissolution, (C) an amount per share of Series G Preferred Stock equal to the greater of (i) $788.90 (as adjusted for stock splits, combinations, reorganizations and the like) plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series G Preferred Stock been converted into common stock (without regard to any restrictions on conversion, including the Beneficial Ownership Limitation) immediately prior to such Dissolution, (D) an amount per share of Series H Preferred Stock equal to the greater of (i) $585.00 (as adjusted for stock splits, combinations, reorganizations and the like) plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series H Preferred Stock been converted into common stock (without regard to any restrictions on conversion, including the Beneficial Ownership Limitation) immediately prior to such Dissolution, and (E) an amount per share of Series I Preferred Stock equal to the greater of (i) $644.00 (as adjusted for stock splits, combinations, reorganizations and the like) plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series I Preferred Stock been converted into common stock (without regard to any restrictions on conversion, including the Beneficial Ownership Limitation) immediately prior to such Dissolution, in each case, before any distributions shall be made to holders of common stock.

If, upon any such Dissolution, the assets of the Company are insufficient to pay the holders of shares of the Series E Preferred Stock, the holders of shares of Series F Preferred Stock, the holders of Series G Preferred Stock, the holders of Series H Preferred Stock and the holders of Series I Preferred Stock the full amount required under the preceding sentence, the holders of shares of Series E Preferred Stock, the holders of shares of Series F Preferred Stock, the holders of Series G Preferred Stock, the holders of Series H Preferred Stock and the holders of Series I Preferred Stock will share in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares of Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares of were paid in full.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Common Stock

The Company was authorized to issue up to 120,000,000 shares of common stock with a $0.001 par value per share as of December 31, 2024 and 2023. The Company had 6,091,182 and 2,759,372 shares of common stock issued and outstanding as of December 31, 2024 and 2023, respectively.

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

In the event of the Company’s Dissolution, whether voluntary or involuntary, the holders of its common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock, and any preferred stock that the Company may issue in the future. Holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to and may be adversely affected by the rights of the holders of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock and shares of any series of its preferred stock that the Company may designate and issue in the future.

Reserved Shares

As of December 31, 2024 and 2023, the Company has reserved the following shares of common stock for issuance upon exercise of rights under warrants, under the Amended and Restated 2017 Employee Stock Purchase Plan (the “ESPP”), upon the exercise of stock options, upon the vesting of RSUs, and upon conversion of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock:

	December 31,	December 31,
	2024	2023
Warrant rights to acquire common stock	3,983	4,303
ESPP	35,347	28,927
Outstanding inducement stock option awards	10,496	14,180
2009 Plan	26	26
2017 Plan	1,675,807	1,596,113
Convertible preferred stock (as converted to common stock)	7,775,400	5,417,400
Total	9,501,059	7,060,949

ASC 480 - Distinguishing Liabilities from Equity determination

The Series F Preferred Stock issued pursuant to the 2023 Securities Purchase Agreement, the Series G Preferred Stock issued pursuant to the March 2024 Securities Purchase Agreement, the Series H Preferred Stock issued pursuant to the June 2024 Securities Purchase Agreement and the Series I Preferred Stock issued pursuant to the December 2024 Securities Purchase Agreement were not within the scope of ASC 480. These instruments did not contain any embedded derivatives required to be bifurcated from the Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock and these instruments were equity classified within permanent equity.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 11: Stock-based Compensation

Stock Incentive Plans

On June 22, 2023, the Company’s stockholders approved the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”), which amended and restated the Company’s 2017 Equity Incentive Plan, as amended, to (i) increase the number of shares of common stock authorized for issuance thereunder by 1,250,000 shares; (ii) limit the number of incentive stock options that can be granted under the plan to 7,738,761 shares of common stock; (iii) add an annual limit on non-employee director compensation, including cash and the value of equity awards, of $750,000 for incumbent directors and $1,000,000 in a director’s first year of service; and (iv) extend the term of the plan (including the duration of the evergreen) to 10 years from June 22, 2023, the date that stockholders approved the plan. In addition, the 2017 Plan provides for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2033, equal to the lower of (i) 4% of the sum of (I) the number of outstanding shares of common stock on such date and (II) the number of shares of common stock issuable upon conversion of any outstanding shares of convertible preferred stock of the Company on such date (without giving effect to any restrictions or limitations on conversion) and (ii) an amount determined by the Company’s board of directors.

As of December 31, 2024, there were 244,003 shares of common stock available for grant under the 2017 Plan. On January 1, 2025, 554,663 shares of common stock were added and were available for grant under the 2017 Plan.

Under the plans, the Board or the compensation committee determines the number of shares of common stock to be granted pursuant to the awards, as well as the exercise price and terms of such awards. The exercise price of incentive stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the plans expire 10 years after the grant date, unless the Board or the compensation committee sets a shorter term. Options granted under the plans generally vest over a four-year period. A portion of the unvested stock options will vest upon the sale of all or substantially all of the stock or assets of the Company.

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

During the year ended December 31, 2024, the Company granted options for the purchase of 317,139 shares of common stock, including options to directors and inducement grant options to purchase 3,125 shares of common stock to a new employee made outside of the 2017 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). During the year ended December 31, 2023, the Company granted options for the purchase of 666,962 shares of common stock, including options to directors and inducement grant options to purchase 13,920 shares of common stock to new employees made outside of the 2017 Plan in accordance with Nasdaq Listing Rule 5635(c)(4).

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A summary of option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding as of January 1, 2024	670,064	$15.93	9.4	$—
Granted	317,139	6.92
Exercised	(1,281)	7.00
Forfeited	(107,919)	11.67
Outstanding as of December 31, 2024	878,003	$13.22	8.6	$23
Vested or expected to vest as of December 31, 2024	878,003	$13.22	8.6	$23
Options exercisable as of December 31, 2024	292,670	$16.24	8.5	$—

The Company records stock-based compensation related to stock options granted at fair value. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted during the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024			2023
Expected volatility	107.9%	–	110.3%	108.4%	–	123.1%
Risk-free interest rate	3.46%	–	4.41%	3.55%	–	4.43%
Expected dividend yield		0%			0%
Expected term (in years)	5.50	–	6.07	5.50	–	6.10

The Company derived the risk-free interest rate assumption from the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The Company based the expected dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the expected term of options using the simplified method, as the Company lacks relevant historical data due to the Company’s limited operating experience. The expected volatility is based upon the historical volatility of the Company. The impact of forfeitures on compensation expense is recorded as they occur.

The weighted average grant-date fair value of options granted during the years ended December 31, 2024 and 2023, was $5.79 and $12.82, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. As of December 31, 2024, there was $5,828 of unrecognized compensation cost related to the stock options granted, which is expected to be expensed over a weighted-average period of 2.57 years. Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended
	December 31,
	2024	2023
Research and development	$2,635	$2,110
General and administrative	5,754	5,353
Total	$8,389	$7,463

During the year ended December 31, 2024, 1,281 options were exercised. There were no stock options exercised during the year ended December 31, 2023.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Restricted Stock Units—During the years ended December 31, 2024 and 2023, the Company issued 71,830 RSUs and 824,190 RSUs (which includes the RSUs issued in connection with the Option Exchange Program in 2023), respectively, to certain executives and other employees which will vest no sooner than one-third per year over three years on the anniversary of the date of grant.

As of December 31, 2024, a total of 564,323 RSUs were outstanding, consisting of 544,117 unvested shares and 20,206 vested and deferred shares by directors. This results in unrecognized stock-based compensation of $6,284 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.28 years.

A summary of activity for RSUs for the year ended December 31, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested and outstanding balance as of January 1, 2024	824,998	$22.31
Changes during the period:
Granted	71,830	6.90
Vested	(266,770)	19.90
Forfeited	(85,941)	21.01
Unvested and outstanding balance as of December 31, 2024	544,117	$21.67
Vested and deferred balance as of December 31, 2024	20,206

Employee Stock Purchase Plan—In 2017, the Company approved the 2017 Employee Stock Purchase Plan, which was amended and restated in December 2018 (as amended, the “ESPP”). The ESPP reserved an aggregate of 4,466 shares of common stock and provides for an annual increase on the first day of each fiscal year, beginning on January 1, 2019 and ending on December 31, 2029, in an amount equal to the lowest of: (1) 17,868 shares of the Company’s common stock; (2) 1% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by the Company’s board of directors. On January 1, 2025, 17,868 shares of common stock were added and were available for grant under the ESPP.

The ESPP provides for two six-month offering periods each year: the first offering period begins on the first trading day on or after each January 1 and the second offering period begins on the first trading day on or after each July 1. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The fair value of the purchase rights granted under the ESPP was estimated on the date of grant, using the Black-Scholes option-pricing model. During the years ended December 31, 2024 and 2023, employees of the Company purchased an aggregate of 11,448 and 3,690 shares, respectively, under the ESPP.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 12: Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(38,511)	$(42,199)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	3,796,047	2,432,008

Net loss per share attributable to common stockholders, basic and diluted	$(10.15)	$(17.35)
(1)	Included in the weighted-average common shares outstanding, basic and diluted are vested but deferred shares for which all contingencies have been satisfied.

The following potential common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The share amounts presented below represent the average of the number of incremental shares included in each quarterly calculation:

	Year Ended
	December 31,
	2024	2023
Options to purchase shares of common stock	905,645	549,952
Unvested RSUs	621,886	654,907
Unexercised warrants	4,223	4,303
Convertible preferred stock (as converted to common stock)	7,294,125	5,282,850
	8,825,879	6,492,012

Note 13: Income Taxes

The Company has had no income tax expense due to operating losses incurred for the years ended December 31, 2024 and 2023. The Company has also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	6.5	7.6
Research and development tax credits	3.0	2.4
Stock-based compensation	(3.9)	(15.0)
Change in valuation allowance	(26.3)	(15.3)
Other	(0.3)	(0.7)
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$121,135	$108,919
Capitalized research and development and start-up expenditures	13,878	12,153
Research and development tax credit carryforwards	2,476	1,154
Stock-based compensation	1,203	1,195
Lease liabilities	535	672
Rebates, incentives, trade discounts and allowances	103	522
Other	676	4,754
Total deferred tax assets	$140,006	$129,369
Deferred tax liabilities:
Right-of-use assets	(499)	(638)
Total deferred tax liabilities	$(499)	$(638)
Valuation allowance	$(139,507)	$(128,731)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $10,776 and $7,325 during the years ended December 31, 2024 and 2023, respectively. The current year and prior year increase is largely the result of an increase to federal net operating losses and generation of federal and state research and development tax credits. Management reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of $405,544 and $369,337, respectively, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2024 and 2023, the Company had state net operating loss carryforwards of $469,053 and $413,711, respectively, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2025. As of December 31, 2024 and 2023, the Company had federal and state research and development credit carryforwards of $2,476 and $1,154, respectively.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company has completed an analysis as of December 31, 2022 and determined that an additional ownership change occurred during December 2022 as a result of the issuance of Series E Preferred Stock, further limiting the net operating loss carryforwards and research and development tax credits due to the expiration of those attributes. As a result, the utilization of the Company’s net operating loss carryforwards is subject to an annual limitation of $222, which is reflected in the numbers presented above.

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

As of December 31, 2024 and 2023 the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2024 and 2023.

Note 14: Commitments and Contingencies

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1,075 for the achievement of specified development and regulatory milestones, and an aggregate of up to $1,100 for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties in a low single digit percentage range on net sales of licensed products that are covered by a valid claim of a licensed patent. During the year ended December 31, 2023, the Company paid Stanford a $175 milestone payment which was triggered by the commencement of the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. Additional amounts paid to Stanford in the years ended December 31, 2024 and 2023 were de minimis.

The Company’s minimum obligations due under the Stanford License Agreement as of December 31, 2024, are as follows:

Years Ending December 31,
2025	$65
2026	65
2027	65
2028	65
2029	65
Thereafter	260
Total minimum license payments	$585

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the First Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the merger agreement for the Combangio Acquisition, the Company could trigger potential future sales-based milestone payments of up to $65,000 and cash royalty payment obligations in the mid-to-high single digits. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of December 31, 2024 or December 31, 2023, such contingencies have not been recorded in the Company’s consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

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

As of December 31, 2024 and 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and has no amount accrued related to these contingencies. The Company does not expect these indemnifications to have a material adverse effect on these consolidated financial statements.

Note 15: Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits.

The Company made discretionary matching contributions of $160 and $142 to the 401(k) Plan during the years ended December 31, 2024 and 2023, respectively.