Form 10-Q
period 2025-03-31
KALA BIO, Inc.
filed 2025-05-14
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 6,452,398 shares of Common Stock, $0.001 par value per share, outstanding as of May 13, 2025.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to our dependency on and potential advantages of KPI-012, our product candidate for the treatment of persistent corneal epithelial defects, or PCED;
●	our development efforts for KPI-012 and our ability to discover and develop new programs and product candidates;
●	the timing, progress and results of clinical trials for KPI-012, including statements regarding the timing of initiation and completion of clinical trials, dosing of subjects and the period during which the results of the trials will become available;
●	the timing, scope and likelihood of regulatory filings, including the filing of any biologics license applications for KPI-012 and any other product candidate we may develop in the future;
●	our ability to obtain regulatory approvals for KPI-012;
●	our expectations regarding our ability to comply with the covenants under our loan agreement with Oxford Finance LLC;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon Pharmaceuticals Ltd. and Alcon Visions, LLC in connection with the sale of our commercial business;
●	our expectations with respect to, and the amount of, future milestone payments we may pay in connection with the acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition;
●	our commercialization, marketing and manufacturing capabilities and strategy for KPI-012, if approved;
●	our estimates regarding potential future revenue from sales of KPI-012, if approved;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for KPI-012, if approved;
●	the rate and degree of market acceptance and clinical utility of KPI-012 and our estimates regarding the market opportunity for KPI-012, if approved;
●	plans to pursue the development of, and the timing, progress and results of preclinical studies of, KPI-012 for indications in addition to PCED, including Limbal Stem Cell Deficiency;
●	the timing, progress and results of preclinical studies for our KPI-014 program;

●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand;
●	our intellectual property position, including intellectual property acquired in the Combangio Acquisition;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our business and business relationships, including with employees and suppliers;
●	our ability to continue as a going concern; and
●	the potential impact of global economic and geopolitical developments on our business, operations, strategy and goals.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of March 31, 2025, we had an accumulated deficit of $676.9 million. In addition, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts or otherwise cease operations. The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, or to avoid the occurrence of specified events of default could result in an acceleration of amounts due.
●	We are substantially dependent on the success of our product candidate, KPI-012. If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other biological product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development or commercialization of our product candidates, we may need to abandon or limit our development and/or commercialization efforts for such product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.

●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, will also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	Our reliance on CIRM funding for KPI-012 adds uncertainty to our research and development efforts, imposes certain compliance obligations on us and imposes requirements that may increase the costs of commercializing KPI-012.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if any and when approved, will be harmed.
●	If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. Any delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our loan agreement, which could adversely affect our financial condition and ability to pursue our business strategy.
●	Our largest stockholder may have the ability to exercise significant influence over certain of our business decisions and could influence matters submitted to stockholders for approval.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$42,222	$51,181
Prepaid expenses and other current assets	3,495	1,616
Total current assets	45,717	52,797
Non-current assets:
Property and equipment, net	695	749
Right-of-use assets	1,601	1,691
Other long-term assets	239	246
Total assets	$48,252	$55,483
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$931	$628
Accrued expenses and other current liabilities	4,038	4,975
Deferred grant income	546	637
Current portion of lease liabilities	393	380
Current portion of long-term debt	15,503	10,336
Current portion of contingent consideration	1,564	—
Total current liabilities	22,975	16,956
Long-term liabilities:
Long-term lease liabilities	1,332	1,434
Long-term debt, net of current portion	15,121	20,102
Long-term contingent consideration	3,116	4,659
Total long-term liabilities	19,569	26,195
Total liabilities	42,544	43,151
Commitments and Contingencies (Note 14)
Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 51,246 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, 2,928 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, 10,901 shares of Series G Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, 6,409 and 9,393 shares of Series H Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, and 3,286 shares of Series I Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively

	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 6,452,398 and 6,091,182 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	682,569	680,246
Accumulated deficit	(676,867)	(667,920)
Total stockholders' equity	5,708	12,332
Total liabilities and stockholders' equity	$48,252	$55,483

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024

Costs and expenses:
General and administrative	$4,593	$5,422
Research and development	6,055	6,351
Loss on fair value remeasurement of contingent consideration	21	158
Total costs and expenses	10,669	11,931
Loss from operations	(10,669)	(11,931)
Other income (expense):
Interest income	463	504
Interest expense	(1,091)	(1,455)
Grant income	2,350	1,075
Total other income (expense)	1,722	124
Net loss	$(8,947)	$(11,807)
Net loss per share attributable to common stockholders—basic and diluted	$(1.41)	$(4.20)
Weighted average shares outstanding—basic and diluted	6,345,869	2,813,210

Net loss	$(8,947)	$(11,807)
Other comprehensive loss:
Change in fair value of investments	—	—
Total other comprehensive loss	—	—
Total comprehensive loss	$(8,947)	$(11,807)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2025
	Series E		Series F		Series G		Series H		Series I
	Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	3,286	$—	6,091,182	$6	$680,246	$(667,920)	$12,332
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	60,514	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	2,302	—	13	—	13
Conversion of Series H Preferred Stock	—	—	—	—	—	—	(2,984)	—	—	—	298,400	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,310	—	2,310
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,947)	(8,947)
Balance as of March 31, 2025	51,246	$—	2,928	$—	10,901	$—	6,409	$—	3,286	$—	6,452,398	$6	$682,569	$(676,867)	$5,708

	Three Months Ended March 31, 2024
	Series E		Series F		Series G
	Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	51,246	$—	2,928	$—	—	$—	2,759,372	$3	$636,910	$(629,409)	$7,504
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	49,503	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	3,579	—	21	—	21
Issuance of common stock to satisfy service contract	—	—	—	—	—	—	4,000	—	29	—	29
Issuance of convertible Series G preferred stock, net of issuance cost of $62	—	—	—	—	10,901	—	—	—	8,538	—	8,538
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,376	—	2,376
Net loss	—	—	—	—	—	—	—	—	—	(11,807)	(11,807)
Balance as of March 31, 2024	51,246	$—	2,928	$—	10,901	$—	2,816,454	$3	$647,874	$(641,216)	$6,661

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,947)	$(11,807)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	68	66
Non-cash operating lease cost	90	80
Loss on fair value remeasurement of contingent consideration	21	158
Amortization of debt discount and other non-cash interest	186	312
Stock-based compensation	2,310	2,376
Other non-cash losses (gains)	—	17
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,879)	378
Other long-term assets	(7)	—
Accounts payable	303	(187)
Accrued expenses and other current liabilities	(881)	(2,164)
Lease liabilities and other long-term liabilities	(88)	(73)
Net cash used in operating activities	(8,824)	(10,844)
Cash flows from investing activities:
Purchases of property and equipment and other assets	—	(13)
Net cash used in investing activities	—	(13)
Cash flows from financing activities:
Proceeds from issuance of Series G preferred stock, net of issuance costs of $62	—	8,538
Payment of issuance costs from issuance of common stock and Series I preferred stock	(120)	—
Contingent consideration related to Combangio acquisition	—	(119)
Payment of principal on finance lease	(28)	—
Proceeds from issuance of common stock under employee stock purchase plan	13	21
Net cash (used in) provided by financing activities	(135)	8,440
Net decrease in cash and cash equivalents:	(8,959)	(2,417)
Cash and cash equivalents at beginning of period	51,181	50,895
Cash and cash equivalents at end of period	$42,222	$48,478

Non-cash investing and financing activities:
Issuance of common stock to satisfy service contract in additional paid-in capital	$—	$29
Issuance costs included in accrued expenses	—	62

Supplemental disclosure:
Cash paid for interest	$909	$1,144

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

Liquidity and Ability to Continue as a Going Concern— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations including a net loss of $8,947 and $11,807 for the three months ended March 31, 2025 and 2024, respectively, and cash used in operating activities of $8,824 and

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

$10,844 in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $676,867. The Company generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public offerings of common stock and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s most recent private placement in December 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (the “Loan Agreement”), disbursements under a grant from California Institute for Regenerative Medicine (“CIRM”) (including the Company’s most recent disbursement of $2,260 in April 2025 from CIRM upon achievement of a specified milestone), convertible promissory notes and warrants. See Note 4, “Grant Income” for further information about the CIRM Award.

The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of the Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. The Company is devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications the Company determines to pursue, including Limbal Stem Cell Deficiency. The Company has no revenue-generating commercial products and, as a result of the Combangio Acquisition, may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or of the amount of milestone payments the Company may receive, if any. Additionally, the Company cannot be certain that it will achieve the remaining milestones under the CIRM Award within the required timeframes, or at all, and as such the Company may never receive the remaining $1,080 under the award. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with its continued development, regulatory approval efforts and commercialization, if any, of KPI-012. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash and cash equivalents as of March 31, 2025, will be sufficient to fund its operating expenses, lease and debt service obligations and capital expenditure requirements into the first quarter of 2026. The Company also expects to generate negative operating cash flows in the future and will need additional funding to support its planned operations. As a result, the Company has concluded that there is a substantial doubt about its ability to continue as a going concern within twelve months after the date these condensed consolidated financial statements are issued. Management has developed plans to fund the Company’s operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations partnerships or licensing transactions; or other sources. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise, and the Company may be unable to obtain sufficient additional capital. If the Company is not able to secure sufficient additional capital in the near term, the Company will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to its operations and research and development programs. However, there can be no assurance that additional financing will be available to the Company when needed or that such financing, if available, will be available on terms acceptable to the Company. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for the twelve months after the date these condensed consolidated financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2025 and 2024. (See Note 12, “Loss Per Share”).

Unaudited Interim Financial Information—The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations, statement of stockholders’ equity and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated expense information in the notes to the financial statements related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses for each statement of earnings line item that contains those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2025.

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

The Company’s financial instruments as of March 31, 2025 and December 31, 2024 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

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

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. As of March 31, 2025, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,646 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) following dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “First Dosing Milestone”). Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025, the change in fair value of the contingent consideration liabilities was a loss of $21 as compared to a loss of $158 during the three months ended March 31, 2024, primarily due to changes in discount rates, the passage of time and changes in the expected timing of payment, and were recognized as a loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41,158	$41,158	$—	$—
Total Assets	$41,158	$41,158	$—	$—
Liabilities:
Contingent consideration - Current	$1,564	$—	$—	$1,564
Contingent consideration - Non-Current	3,116	—	—	3,116
Total Liabilities	$4,680	$—	$—	$4,680

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,707	$39,707	$—	$—
Total Assets	$39,707	$39,707	$—	$—
Liabilities:
Contingent consideration - Non-Current	$4,659	$—	$—	$4,659
Total Liabilities	$4,659	$—	$—	$4,659

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of March 31, 2025 and December 31, 2024:

	Fair Value at
	March 31,			Range
Financial Instrument	2025	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,680	Probability-adjusted	Period of expected milestone achievement	2026 - 2028 (2028)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	15.5%

	Fair Value at
	December 31,			Range
Financial Instrument	2024	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,659	Probability-adjusted	Period of expected milestone achievement	2026 - 2028 (2028)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	14.3%

The following table summarizes the changes in the contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2025 and 2024:

Contingent consideration
Balance at January 1, 2025	$4,659
Fair value adjustments	21
Balance at March 31, 2025	$4,680

Balance at January 1, 2024	$4,110
Fair value adjustments	158
Balance at March 31, 2024	$4,268

During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

4. GRANT INCOME

CIRM Award

On August 2, 2023, Combangio, a wholly owned subsidiary of the Company, entered into an award agreement with CIRM for a $15,000 grant (as amended from time to time, the “CIRM Award”) to support Combangio’s KPI-012 program for the treatment of PCED. The CIRM Award includes funding for the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio received an initial $5,900 disbursement from CIRM and subsequently received an aggregate of $8,020 in additional disbursements, including the Company’s most recent disbursement of $2,260 in April 2025, upon the achievement of specified milestones. The balance of the award is payable to Combangio upon the achievement of other specified milestones that are primarily related to Combangio’s progress in conducting the CHASE Phase 2b clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1,000 of funds utilized by the Company until the earlier of ten years from the

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties (the “Base Royalty”). In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500,000 per year until the last to expire patent covering such invention expires.

During the three months ended March 31, 2025 and 2024, the Company recognized $2,350 and $1,075 of grant income, respectively, related to the CIRM Award on its condensed consolidated statement of operations. As of March 31, 2025, the Company had a receivable of $2,260 on its condensed consolidated balance sheet, which is included in prepaid expenses and other current assets, and deferred grant income of $546. As of December 31, 2024, the Company had deferred grant income of $637 on its condensed consolidated balance sheet.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consists of the following:

	March 31,	December 31,
	2025	2024
CIRM receivable	$2,260	$—
Insurance	372	636
Prepaid research and development	275	463
Trade receivables, net	112	112
Other non-trade receivables	99	99
Other	377	306
Prepaid expenses and other current assets	$3,495	$1,616

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Compensation and benefits	$1,033	$2,390
Development costs	930	736
Contract manufacturing	800	672
Professional services	434	414
Accrued revenue reserves (1)	350	350
Other	491	413
Accrued expenses and other current liabilities	$4,038	$4,975

(1)	These amounts represent estimated provisions for product returns, rebates and discounts, prior to the sale of the Commercial Business to Alcon. Estimated provisions were deducted from gross revenues at the time revenues were recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. These provisions reflected the Company’s best estimates of the amount of consideration to which it was entitled based on the terms of the contract.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

7. LEASES

Operating leases

Menlo Park, California Office Lease

In April 2023, Combangio entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The initial term of the lease is for 62 months which commenced on the lease commencement date of July 1, 2023, unless earlier terminated pursuant to the terms of the lease. The lease provides Combangio with an option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease during the year ended December 31, 2023, which is included in other long-term assets on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. Upon the lease commencement, the Company recorded a right-of-use asset of $2,154 and corresponding $2,133 of lease liability.

As of March 31, 2025, the Company recognized $1,601 of right-of-use asset and a corresponding $1,725 of lease liability (current and non-current) by calculating the present value of lease payments, discounted at 13.1%, the Company’s estimated incremental borrowing rate, over the expected term of the lease. As of March 31, 2025, the remaining lease term on the lease was 3.4 years. Variable lease expense for the lease, includes real estate taxes, common area maintenance, and management fees.

The components of lease expenses and related cash flows were as follows:

	Three Months Ended
	March 31,
	2025	2024
Lease cost
Operating lease cost	$149	$149
Short-term lease cost	8	8
Variable lease cost	71	60
Total lease cost	$228	$217

Operating cash outflows from operating leases	$148	$143

The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	March 31,	December 31,
	2025	2024
Weighted average remaining lease term	3.4 years	3.7 years
Weighted average discount rate	13.1%	13.1%

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

As of March 31, 2025, the Company expects that its future minimum lease payments will become due and payable as follows:

Years Ending December 31,
2025 (remaining nine months)	$453
2026	622
2027	644
2028	440
Less: interest	(434)
Total	$1,725

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

In connection with its entry into the Loan Agreement, the Company granted the Agent a security interest in substantially all of the Company’s personal property owned or later acquired, including intellectual property and the Commercial Business. The Company also agreed to maintain its cash balance in one or more controlled accounts in favor of the Agent, subject to specified exceptions. The Loan Agreement also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. Certain of the affirmative covenants include, but are not limited to, a failure to pay principal or interest on its due date or any other obligations within three business days of such obligations’

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

due date, and a delisting from the Nasdaq Stock Market because of failure to comply with the continued listing standards of the listing tier of the Nasdaq Stock Market on which the Company’s common stock is listed.

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the value of the embedded derivatives is not material as of March 31, 2025. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025, the effective interest rate was 14.98%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $1,087 and $1,456, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $45 and $72 for the three months ended March 31, 2025 and 2024, respectively, accretion of the final payment fee of $141 and $240 for the three months ended March 31, 2025 and 2024, respectively, and the contractual coupon interest expense of $901 and $1,144 for the three months ended March 31, 2025 and 2024, respectively.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The components of the carrying value of the debt as of March 31, 2025 and December 31, 2024 are detailed below:

	March 31,	December 31,
	2025	2024
Principal loan balance	$29,284	$29,284
Unamortized debt discount and issuance cost	(180)	(225)
Cumulative accretion of exit fee	1,520	1,379
Total debt	$30,624	$30,438
Less: current portion of long-term debt	(15,503)	(10,336)
Long-term debt, net	$15,121	$20,102

The annual principal payments due under the Loan Agreement as of March 31, 2025 were as follows:

Years Ending December 31,
2025 (remaining nine months)	$12,058
2026	17,226
Total	$29,284

9. WARRANTS

The following table summarizes the common stock warrants outstanding as of March 31, 2025 and December 31, 2024, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	March 31,	December 31,
Issued	Price Per Share	Date	From	2025	2024
2016	$413.50	October 2026	September 2017	290	290
2018	$609.23	October 2025	October 2018	3,693	3,693
				3,983	3,983

10. EQUITY FINANCINGS

Registered Offerings

On May 7, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 19, 2020 (the “2020 Shelf Registration”).

On January 19, 2023, the Company entered into an Open Market Sale Agreement with Jefferies (the “Open Market Sale Agreement”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock under an at-the-market equity offering. The Company filed a prospectus supplement relating to the Open Market Sale Agreement under its 2020 Shelf Registration (the “2020 Shelf ATM Prospectus Supplement”), pursuant to which the Company could offer and sell shares of common stock having an aggregate offering price of up to $40,000 under the Open Market Sale Agreement. From January 19, 2023 to May 11, 2023, the Company sold 229,378 shares of its common stock under its at-the-market offering pursuant to the Open Market Sale Agreement under the 2020 Shelf ATM Prospectus Supplement, resulting in net proceeds of $4,899.

On March 3, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on May 11, 2023 (the “2023 Shelf Registration”). Under the 2023 Shelf Registration, the Company may offer and sell up to $350,000 of a variety of securities including common stock, preferred stock, warrants,

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

depositary shares, debt securities, subscription rights or units after such time as the shelf registration statement is declared effective by the SEC. In accordance with the terms of the Open Market Sale Agreement, dated January 19, 2023, between the Company and Jefferies (the “Open Market Sale Agreement”), the Company may issue and sell, from time to time, shares of its common stock in an at-the-market equity offering through Jefferies, as sales agent, under the 2023 Shelf Registration.

From entry into the Open Market Sale Agreement and as of March 31, 2025, the Company sold an aggregate of 784,196 shares of its common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $7,036, none of which were sold during the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025, there were 231,816 shares of common stock available for grant under the 2017 Plan.

During the three months ended March 31, 2025, the Company granted options for the purchase of 475,425 shares of common stock and 91,425 RSUs. During the three months ended March 31, 2025, employees of the Company purchased an aggregate of 2,302 shares under the Employee Stock Purchase Plan.

The assumptions used in determining fair value of the stock options granted during the three months ended March 31, 2025 are as follows:

	Three Months Ended March 31,
	2025
Expected volatility	107.8%	–	114.1%
Risk-free interest rate	4.10%	–	4.47%
Expected dividend yield		0%
Expected term (in years)	5.24	–	6.02

During the three months ended March 31, 2025, the weighted average grant-date fair value of options granted was $6.26.

As of March 31, 2025, a total of 595,234 RSUs were outstanding, consisting of 575,028 unvested RSUs and 20,206 vested and deferred shares by directors.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Research and development	$740	$665
General and administrative	1,570	1,711
Total	$2,310	$2,376

12. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(8,947)	$(11,807)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	6,345,869	2,813,210

Net loss per share attributable to common stockholders, basic and diluted	$(1.41)	$(4.20)
(1)	Included in the weighted-average common shares outstanding, basic and diluted are vested but deferred shares for which all contingencies have been satisfied.

The following potential common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2025	2024
Options to purchase shares of common stock	1,353,428	957,714
Unvested RSUs	575,028	838,575
Unexercised warrants	3,983	4,303
Convertible preferred stock (as converted to common stock)	7,477,000	6,507,500
	9,409,439	8,308,092

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2025 and 2024. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company completed an analysis as of December 31, 2022 and determined that an additional ownership change occurred during December 2022 as a result of the issuance of Series E Preferred Stock, further limiting the net operating loss carryforwards and research and development tax credits due to the expiration of those attributes. As a result, the utilization of the Company’s net operating loss carryforwards is subject to an annual limitation of $222. The Company has not completed an analysis as of December 31, 2024 but does not expect any change would further limit the net operating loss carryforwards.

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

As of March 31, 2025 and December 31, 2024, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three months ended March 31, 2025 and 2024.

14. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1,075 for the achievement of specified development and regulatory milestones, and an aggregate of up to $1,100 for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties in a low single digit percentage range on net sales of licensed products that are covered by a valid claim of a licensed patent. Amounts paid to Stanford in the three months ended March 31, 2025 and 2024 were de minimis.

Litigation— The Company is not currently subject to any material legal proceedings.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the First Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the merger agreement for the Combangio Acquisition, the Company could trigger potential future sales-based milestone payments of up to $65,000 and cash royalty payment obligations in the mid-to-high single digits. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of March 31, 2025 or December 31, 2024, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

15. SEGMENT

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s interim Chief Executive Officer. The Company manages its operations as one operating and reportable segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on the development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. All of the Company’s tangible assets are held in the United States.

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

The table below provides information about the Company’s segment, including significant segment expenses, other segment items and a reconciliation to net loss:

	Three Months Ended
	March 31,
	2025	2024
Costs and expenses:
Research and development:
KPI‑012 development costs	$2,807	$3,047
Employee‑related costs for research and development personnel	2,932	2,868
Other research and development costs (1)	316	436
General and administrative	4,593	5,422
Other segment (income) expense, net (2)	(1,701)	34
Net loss	$(8,947)	$(11,807)

(1)	Includes facility related costs and depreciation.
(2)	Includes Loss on fair value remeasurement of contingent consideration, Interest income, Interest expense and Grant income.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

16. SUBSEQUENT EVENT

In April 2025, the Company entered into retention agreements (each, a “Retention Agreement”) with a number of its employees resulting in the payment in cash of an aggregate of $1,709 to the Company’s employees. Pursuant to the terms of their respective Retention Agreements, such employees were entitled to receive retention payments that were payable in April 2025, provided that if, prior to the earlier of (1) September 30, 2025 and (2) the public announcement of topline data from the Company’s CHASE clinical trial of KPI-012, such employee’s employment is terminated voluntarily by such employee or by the Company for cause (as defined in the applicable employee’s employment agreement or in the Retention Agreement), then, pursuant to the terms of the Retention Agreement, such employee shall, upon request, repay the gross amount of the Retention Payment to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 31, 2025. This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

The CHASE trial is comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically four times per day, or QID, in two patients. Both patients in the first cohort successfully completed eight weeks of dosing with no safety issues observed. We have initiated the second and final patient cohort of the CHASE trial in the United States, which is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial to evaluate the safety and efficacy of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 adult patients. To date, we have opened 45 trial sites for the CHASE trial in the United States. We have also initiated several clinical trial sites in Argentina, Peru, Brazil and Colombia for the CHASE trial and we are in the process of initiating additional clinical trial sites in Latin America.

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

On July 8, 2022, we sold to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer to collectively as Alcon, the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business. We refer to this transaction as the Alcon Transaction. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction. For a further description of the Alcon Transaction, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Note 1, “Nature of Business and Basis of Presentation” of our condensed consolidated financial statements, included herein.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net loss was $8.9 million and $11.8 million for the three months ended March 31, 2025 and 2024, respectively, and $38.5 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $676.9 million. We generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and/or preferred stock (including our most recent private placement resulting in gross proceeds of approximately $10.8 million in December 2024), borrowings under credit facilities and our Loan Agreement with Oxford Finance, or the Loan Agreement, disbursements under a grant from California Institute for Regenerative Medicine, or CIRM (including our most recent disbursement of $2.3 million from CIRM in April 2025 upon the achievement of a specified milestone), convertible promissory notes and warrants.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commercial Business to Alcon, we are devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio, which are more fully described in the “Liquidity and Capital Resources” section. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. Additionally, we cannot be certain that we will achieve the remaining milestones under CIRM award within the required timeframes, or at all, and as such we may never receive the remaining $1.1 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Loss on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. As of March 31, 2025, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.6 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) as a result of our dosing the first patient in our CHASE trial in February 2023, or the First Dosing Milestone. All potential milestone payments to the Combangio Equityholders are payable in cash going forward.

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

The potential payments and milestones are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Note 3, “Fair Value of Financial Instruments” of our condensed consolidated financial statements.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

Interest Expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs and accretion of the final payment fee recognized on our debt arrangements.

Grant Income

On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, or the CIRM Award, subject to entering into a final award agreement, to support Combangio’s ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received an initial $5.9 million disbursement from CIRM. In 2024, Combangio received an aggregate of $5.8 million in disbursements from CIRM upon the achievement of specified milestones. In April 2025, Combangio received an additional $2.3 million disbursement from CIRM upon the achievement of a specified milestone.

The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. The remaining $1.1 million available under the CIRM Award is payable to Combangio only upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. CIRM may permanently cease disbursements if the milestones are not met within four months of the scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1.0 million of funds utilized by us until the earlier of ten years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties, or the Base Royalty. In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500 million per year until the last to expire patent covering such invention expires.

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

There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Costs and expenses:
General and administrative	$4,593	$5,422	$(829)
Research and development	6,055	6,351	(296)
Loss on fair value remeasurement of contingent consideration	21	158	(137)
Total operating expenses	10,669	11,931	(1,262)
Loss from operations	(10,669)	(11,931)	1,262
Other income (expense)
Interest income	463	504	(41)
Interest expense	(1,091)	(1,455)	364
Grant income	2,350	1,075	1,275
Net loss	$(8,947)	$(11,807)	$2,860

General and administrative expenses

General and administrative expenses were $4.6 million for the three months ended March 31, 2025, compared to $5.4 million for the three months ended March 31, 2024, which was a decrease of $0.8 million. The decrease in general and administrative expenses for the three months ended March 31, 2025 was due to a decrease of $0.7 million in employee-related costs and a decrease of $0.1 million in stock-based compensation costs.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
KPI-012 development costs	$2,807	$3,047	$(240)
Employee‑related costs	2,932	2,868	64
Other research and development costs	316	436	(120)
Total research and development	$6,055	$6,351	$(296)

Research and development expenses were $6.1 million for the three months ended March 31, 2025, compared to $6.4 million for the three months ended March 31, 2024, a decrease of $0.3 million. The decrease was primarily related to a $0.2 million decrease in medical affairs related KPI-012 development costs and a $0.1 million decrease in other research and development costs, which primarily included facility related costs.

Loss on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2025 was less than $0.1 million, as compared to $0.2 million for the three months ended March 31, 2024. The decrease was primarily due to changes in discount rates, the passage of time and changes in the expected timing of the achievement of specified development, regulatory and commercialization milestones associated with the Combangio acquisition.

Interest income

Interest income was $0.5 million for both the three months ended March 31, 2025 and 2024. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

Interest expense

We incurred interest expense of $1.1 million for the three months ended March 31, 2025 and $1.5 million for the three months ended March 31, 2024. Interest expense for the three months ended March 31, 2025 and 2024 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the three months ended March 31, 2025 and 2024, $29.3 million and $34.0 million, respectively, of indebtedness was outstanding under our Loan Agreement. On December 26, 2024, we made a partial prepayment of principal in the amount of $4.7 million.

Grant income

Grant income for the three months ended March 31, 2025 and 2024 was $2.4 million and $1.1 million, respectively, related to the CIRM Award. The increase in grant income was due to the achievement of specified milestones under the CIRM Award and the timing of the associated costs related to the CHASE Phase 2b clinical trial.

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

Registered Offerings

On March 3, 2023, we filed a shelf registration statement on Form S-3 with the SEC, or the 2023 Shelf Registration, which was declared effective on May 11, 2023. Under the 2023 Shelf Registration we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units. In accordance with the terms of the Open Market Sale Agreement, dated January 19, 2023, between the Company and Jefferies, or the Open Market Sale Agreement, we may issue and sell, from time to time, shares of our common stock in an at-the-market equity offering through Jefferies, as sales agent, under the 2023 Shelf Registration.

From entry into the Open Market Sale Agreement and as of March 31, 2025, we sold an aggregate of 784,196 shares of our common stock under the 2023 Shelf Registration for total net proceeds of $7.0 million, none of which were sold during the three months ended March 31, 2025 and 2024.

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

CIRM Award

On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, subject to entering into a final award agreement, to support its ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received a $5.9 million disbursement from CIRM. In August 2024, December 2024, and April 2025 Combangio received an additional $3.2 million, $2.5 million and $2.3 million, respectively, in disbursements from CIRM upon achievement of specified milestones under the CIRM Award. For a further description of the CIRM Award and the potential milestone payments we may receive, see “Financial Operations Overview – Grant Income” above.

Combangio Acquisition

As a result of the acquisition of Combangio, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the merger agreement, contingent consideration, which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations which are in the mid-to-high single digits. The total potential maximum payout for the milestone payments which are contingent upon the achievement of specified development, regulatory and commercialization milestones is $40.0 million and the total potential maximum payout for future sales-based milestone payments is an additional $65.0 million. To date, of the $40.0 million of contingent consideration payable upon achievement of specified development, regulatory and commercialization milestones, in March 2023 we paid to the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,038 shares of our common stock) following dosing of the first patient in our CHASE trial in February 2023. The remaining amount of $0.1 million for this milestone was paid in cash in January 2024. For a full description of the consideration payable as a result of the Combangio Acquisition, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Note 3, “Fair Value of Financial Instruments”, of our condensed consolidated financial statements.

Other Contractual Obligations

Our other material cash requirements from known contractual and other obligations as of March 31, 2025 primarily related to our license agreement with Stanford University and our operating lease. For information related to our future commitments relating to our license agreement, see Note 14, “Commitments and Contingencies”, of our condensed consolidated financial statements. For information related to our future commitments for our lease related obligations, see Note 7, “Leases”, of our condensed consolidated financial statements.

Cash Flows

As of March 31, 2025 and December 31, 2024, we had $42.2 million and $51.2 million in cash and cash equivalents, respectively. As of March 31, 2025 and December 31, 2024, we had $29.3 million in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Net cash used in operating activities	$(8,824)	$(10,844)	$2,020
Net cash used in investing activities	—	(13)	13
Net cash (used in) provided by financing activities	(135)	8,440	(8,575)
Net decrease in cash and cash equivalents	$(8,959)	$(2,417)	$(6,542)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $8.8 million, compared to $10.8 million for the three months ended March 31, 2024, a decrease of $2.0 million, primarily due to a $2.5 million decrease in the net loss adjusted for non-cash charges, partially offset by the of $0.5 million increase due to the timing of working capital fluctuations. Notable working capital fluctuations included a $1.9 million increase in prepaid expenses and other current assets during the three months ended March 31, 2025, primarily as a result of a $2.3 million receivables recorded related to CIRM, which is included in prepaid expenses and other current assets as of March 31, 2025, as compared to a $0.4 million decrease during the three months ended March 31, 2024. This change in working capital during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was partially offset by a change of $1.8 million in accounts payable and accrued expenses and other current liabilities fluctuations primarily due to the timing of payables.

Investing Activities

There was no cash used in or provided by investing activities for the three months ended March 31, 2025. Net cash used in investing activities for the three months ended March 31, 2024 of less than $0.1 million was related to purchases of property and equipment and other assets.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $0.1 million, primarily due to payment of issuance costs related to the sale of common stock and shares of our Series I Preferred Stock in our December 2024 private placement.

Net cash provided by financing activities for the three months ended March 31, 2024 was $8.4 million and consisted of $8.5 million of net proceeds from the sale of shares of our Series G Preferred Stock in our March 2024 private placement, partially offset by a $0.1 million payment for the First Dosing Milestone reflected in financing activities.

Funding Requirements and Going Concern

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of March 31, 2025 will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the first quarter of 2026. We expect that our existing cash resources will be sufficient to enable us to obtain topline safety and efficacy data from our ongoing CHASE trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, our estimates assume that we remain in compliance with the covenants and no event of default occurs under our Loan Agreement with Oxford Finance. If an event of default occurs under our Loan Agreement and Oxford Finance exercises its rights under the Loan Agreement to foreclose on our cash, our ability to fund our operations, lease and debt service obligations will be shorter than we currently expect. As a result, we could deplete our available capital resources sooner than we currently expect.

In addition, since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our management has developed plans to fund our operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. The condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents. Our cash equivalents as of March 31, 2025 consisted of money market accounts and U.S. treasury securities that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of March 31, 2025 and 2024, the aggregate principal amount outstanding under the Loan Agreement was $29.3 million and $34.0 million, respectively. The aggregate principal amount outstanding under the Loan Agreement bore interest through June 30, 2023 at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term SOFR, (b) 0.10% and (c) 7.89% per annum. An immediate 10% change in the 1-Month CME Term SOFR rate would not have a material impact on our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $8.9 million for the three months ended March 31, 2025 and $38.5 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $676.9 million. Prior to the sale of the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business, to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and/or preferred stock (including our most recent private placements of common stock and preferred stock for gross proceeds of approximately $8.6 million in March 2024, $12.5 million in June 2024 and $10.8 million in December 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, disbursements under a grant from CIRM (including our most recent disbursements of $2.3 million from CIRM in April 2025, upon achievement of a specified milestone), convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. We are devoting substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our Commercial Business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We also cannot assure you that we will achieve the remaining milestones under the CIRM award within required timeframes, or at all, and as such we may never receive the remaining $1.1 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q without additional capital. See Note 1 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. We plan to address this condition, which primarily consist of raising additional capital through one or more of the following:

additional equity or debt financings; additional collaborations partnerships or licensing transactions; or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise, and we may be unable to obtain sufficient additional capital. If we are not able to secure sufficient additional capital in the near term, we will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to our operations and research and development programs. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $42.2 million as of March 31, 2025 will enable us to fund our operations, lease and debt service obligations and capital expenditure requirements into the first quarter of 2026. We expect that our existing cash resources will be sufficient to enable us to obtain topline safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, our estimates assume that we remain in compliance with the covenants and no event of default occurs under our Loan Agreement with Oxford Finance. If an event of default occurs under our Loan Agreement and Oxford Finance exercises its rights under the Loan Agreement to foreclose on our cash, our ability to fund our operations, lease and debt service obligations will be shorter than we currently expect. As a result, we could deplete our available capital resources sooner than we currently expect.

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

We have a substantial amount of indebtedness. As of March 31, 2025, we had $29.3 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, which through June 30, 2023 bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, (b) 0.10% and (c) 7.89%. Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement. The start date for amortization payments under the Loan Agreement is July 1, 2025, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in monthly installments through November 1, 2026. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt, particularly if we are in default under our Loan Agreement and all of our indebtedness under the Loan Agreement is due, and funds from external sources may not be available on a timely basis or acceptable terms, if at all. In addition, a failure to comply with the covenants under our Loan Agreement could result in an event of default and acceleration of amounts due. In particular, a delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement. Our lender could also declare a default upon the occurrence of any event that is determined to be a material adverse change as defined under our Loan Agreement. In such events, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, including by foreclosing on our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us, or to immediately cease operations. Acceleration of the repayment of the outstanding indebtedness would raise substantial doubt about our ability to continue as a going concern, shorten the period for which we will be able to fund our operations and capital expenditure requirements, would adversely affect our financial condition and ability to pursue our business strategy and may cause us to cease operations and seek protection and wind down the company under the bankruptcy laws or otherwise. For more information about risks related to compliance with The Nasdaq Capital Market listing standards, please see “Risks Related to Our Common Stock - If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. If our common stock is delisted from Nasdaq, we will be in default under our Loan Agreement.”

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

Risks Related to the Commercialization of our Product Candidates

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline tariff on all countries, including China, remains in effect and the additional “reciprocal” tariffs imposed on China of 34% were, on May 14, 2025, suspended for 90 days.  An earlier 20% tariff on China related to the influx of synthetic opioids also remains in effect bringing the total tariffs applicable to all imports from China to 30% (other potentially applicable tariffs imposed under Section 301 or Section 232 also remain in effect).  Canada and Mexico are subject to a tariff of 25% for goods that are not covered by the USMCA.

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

Our development of KPI-012 is currently being funded, in part, by an award from the California Institute for Regenerative Medicine, or CIRM. On August 2, 2023, our wholly-owned subsidiary, Combangio, entered into an award agreement with CIRM for a $15.0 million grant, or the CIRM Award, to support the ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount and the remaining $1.1 million under the award is payable to Combangio only upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. If we fail to satisfy the co-funding requirement under the CIRM Award or fail to achieve the milestones within the timeframes required by the CIRM Award, we may not receive full funding under the CIRM Award. CIRM may permanently cease disbursements under the CIRM Award if the milestones are not met within four months of their scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. We cannot be certain that we will achieve the remaining milestones under the CIRM Award within the required timeframes, or at all, and as such we may never receive the remaining $1.1 million under the award. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Moreover, disbursements under the CIRM Award are contingent upon the availability of funds in the state of California’s Stem Cell Research and Cures Fund, which is outside of our control.

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

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance when finalized will have the force of law. In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year in 2025. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with the issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and CHMP, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for the Department, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs/BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In general, under Sections 382 and 383 of the Code, the amount of benefits from our NOL and research and development tax credit carryforwards, respectively, may be impaired or limited if we incur an “ownership change,” generally defined as a greater than 50% change (by value) in our equity ownership by certain stockholders, over a three-year period. We previously completed an analysis and determined that an ownership change has materially limited our net operating loss carryforwards and research and development tax credits available to offset future tax liabilities. During December 2022, an additional ownership change occurred as a result of our entry into the securities purchase agreement for the private placement transaction. As a result of this ownership change, the utilization of our net operating loss carryforwards is subject to an annual limitation of $0.2 million. We may be further limited by any changes that may have occurred or may occur subsequent to December 31, 2022. The Company has not completed an analysis as of December 31, 2024 but does not expect any change would further limit the net operating loss carryforwards. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and increased liabilities could adversely affect our business, results of operations, financial position and cash flows. If our ability to use our historical NOL and research and development tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Any delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our Loan Agreement, which could adversely affect our financial condition and ability to pursue our business strategy.

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

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 13, 2025, we had outstanding 6,452,398 shares of common stock.

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

Bakers Brothers Life Sciences, L.P. and 667, L.P., which are affiliates of Baker Bros. Advisors LP, which we refer to collectively as Baker Brothers owned, in the aggregate, shares of common stock representing approximately 18.63% of our outstanding common stock as of May 13, 2025. Such stockholder also holds all of the outstanding shares of our Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, and 35.87% of the outstanding shares of our Series H Preferred Stock. Such stockholder could elect, upon 61 days’ notice to us, to convert a portion of its shares of preferred stock into common stock, up to the beneficial ownership limitation of 19.99%.

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

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The IRA, was also signed into law in August 2022. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

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

Item 6. Exhibits

Exhibit Index

EXHIBIT 10.1	-	Form of Retention Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on April 11, 2025)

EXHIBIT 31.1+	-	Certification of Interim Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Todd Bazemore, Interim Chief Executive Officer of the Company.

EXHIBIT 32.2++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+ Filed herewith

++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA BIO, Inc.

Dated: May 14, 2025	By:	/s/ Todd Bazemore
Todd Bazemore
Interim Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

Dated: May 14, 2025	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)