Form 10-Q
period 2025-06-30
KALA BIO, Inc.
filed 2025-08-08
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 7,021,040 shares of Common Stock, $0.001 par value per share, outstanding as of August 7, 2025.

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability. As of June 30, 2025, we had an accumulated deficit of $688.0 million. In addition, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	Our limited operating history and our limited experience in developing biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts or otherwise cease operations. The milestone consideration we are eligible to receive in connection with the sale of our commercial business to Alcon is subject to various risks and uncertainties.
●	Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and a failure to comply with the covenants under our loan agreement, such as the requirement that our common stock continue to be listed on The Nasdaq Stock Market, or to avoid the occurrence of specified events of default could result in an acceleration of amounts due.
●	We are substantially dependent on the success of our product candidate, KPI-012. If we are unable to successfully complete the clinical development of, and obtain marketing approval for, KPI-012 or any other product candidate we may develop in the future, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize such product candidates, our business will be materially harmed.
●	If clinical trials of KPI-012 or any other biological product candidate that we develop fail to demonstrate potency, safety and purity to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented, and our competitors could bring products to market before we do.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development or commercialization of our product candidates, we may need to abandon or limit our development and/or commercialization efforts for such product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	KPI-012 has been evaluated in a clinical trial outside of the United States and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.

●	Even if KPI-012 or any other product candidates that we may develop in the future receives marketing approval, such products may fail to achieve market acceptance by clinicians and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.
●	If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, if and when necessary, we may not be successful in commercializing KPI-012 or any other product candidate that we may develop if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our competitors include major pharmaceutical companies with significantly greater financial resources. KPI-012 and any other product candidate we may develop, if approved, will also compete with existing branded, generic and off-label products.
●	We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacture of KPI-012 and plan to contract with third parties for preclinical, clinical and commercial supply of any other product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of product candidates for clinical trials or products for patients, if approved, could be delayed or prevented.
●	Our reliance on CIRM funding for KPI-012 adds uncertainty to our research and development efforts, imposes certain compliance obligations on us and imposes requirements that may increase the costs of commercializing KPI-012.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if any and when approved, will be harmed.
●	If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. Any delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are events of default under our loan agreement, which could adversely affect our financial condition and ability to pursue our business strategy.
●	Our largest stockholder may have the ability to exercise significant influence over certain of our business decisions and could influence matters submitted to stockholders for approval.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$31,942	$51,181
Prepaid expenses and other current assets	1,721	1,616
Total current assets	33,663	52,797
Non-current assets:
Property and equipment, net	657	749
Right-of-use assets	1,507	1,691
Other long-term assets	226	246
Total assets	$36,053	$55,483
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$658	$628
Accrued expenses and other current liabilities	3,838	4,975
Deferred grant income	—	637
Current portion of lease liabilities	406	380
Current portion of long-term debt	9,511	10,336
Current portion of contingent consideration	1,603	—
Total current liabilities	16,016	16,956
Long-term liabilities:
Long-term lease liabilities	1,227	1,434
Long-term debt, net of current portion	18,786	20,102
Long-term contingent consideration	3,230	4,659
Total long-term liabilities	23,243	26,195
Total liabilities	39,259	43,151
Commitments and Contingencies (Note 14)
Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 51,246 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, 2,928 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, 10,901 shares of Series G Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, 6,409 and 9,393 shares of Series H Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, and 3,286 shares of Series I Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively

	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 6,679,115 and 6,091,182 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7	6
Additional paid-in capital	684,809	680,246
Accumulated deficit	(688,022)	(667,920)
Total stockholders' (deficit) equity	(3,206)	12,332
Total liabilities and stockholders' equity	$36,053	$55,483

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Costs and expenses:
General and administrative	$4,643	$4,317	$9,236	$9,739
Research and development	6,232	5,317	12,287	11,668
Loss (gain) on fair value remeasurement of contingent consideration	153	(29)	174	129
Total costs and expenses	11,028	9,605	21,697	21,536
Loss from operations	(11,028)	(9,605)	(21,697)	(21,536)
Other income (expense):
Interest income	407	504	870	1,008
Interest expense	(1,081)	(1,458)	(2,172)	(2,913)
Grant income	547	980	2,897	2,055
Total other (expense) income	(127)	26	1,595	150
Net loss	$(11,155)	$(9,579)	$(20,102)	$(21,386)
Net loss per share attributable to common stockholders—basic and diluted	$(1.71)	$(3.16)	$(3.13)	$(7.32)
Weighted average shares outstanding—basic and diluted	6,513,108	3,030,213	6,429,950	2,921,712

Net loss	$(11,155)	$(9,579)	$(20,102)	$(21,386)
Other comprehensive loss:
Change in fair value of investments	—	—	—	—
Total other comprehensive loss	—	—	—	—
Total comprehensive loss	$(11,155)	$(9,579)	$(20,102)	$(21,386)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2025
	Series E		Series F		Series G		Series H		Series I
	Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2025	51,246	$—	2,928	$—	10,901	$—	6,409	$—	3,286	$—	6,452,398	$6	$682,569	$(676,867)	$5,708
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	226,717	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,240	—	2,240
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,155)	(11,155)
Balance as of June 30, 2025	51,246	$—	2,928	$—	10,901	$—	6,409	$—	3,286	$—	6,679,115	$7	$684,809	$(688,022)	$(3,206)

	Three Months Ended June 30, 2024
	Series E		Series F		Series G		Series H
	Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	51,246	$—	2,928	$—	10,901	$—	—	$—	2,816,454	$3	$647,874	$(641,216)	$6,661
At the market offering, net of offering costs of $50	—	—	—	—	—	—	—	—	387,500	1	2,470	—	2,471
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	197,151		—	—	—
Common stock offering, net of offering costs of $122	—	—	—	—	—	—	—	—	1,197,314	1	6,881	—	6,882
Issuance of convertible Series H preferred stock, net of issuance cost of $96	—	—	—	—	—	—	9,393	—	—	—	5,399	—	5,399
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,883	—	1,883
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,579)	(9,579)
Balance as of June 30, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	4,598,419	$5	$664,507	$(650,795)	$13,717

	Six Months Ended June 30, 2025
	Series E		Series F		Series G		Series H		Series I
	Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	3,286	$—	6,091,182	$6	$680,246	$(667,920)	$12,332
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	287,231	1	—	—	1
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	2,302	—	13	—	13
Conversion of Series H Preferred Stock	—	—	—	—	—	—	(2,984)	—	—	—	298,400	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	4,550	—	4,550
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,102)	(20,102)
Balance as of June 30, 2025	51,246	$—	2,928	$—	10,901	$—	6,409	$—	3,286	$—	6,679,115	$7	$684,809	$(688,022)	$(3,206)

	Six Months Ended June 30, 2024
	Series E		Series F		G		Series H
	Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	51,246	$—	2,928	$—	—	$—	—	$—	2,759,372	$3	$636,910	$(629,409)	$7,504
At the market offering, net of offering costs of $50	—	—	—	—	—	—	—	—	387,500	1	2,470	—	2,471
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	246,654	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	3,579	—	21	—	21
Issuance of common stock to satisfy service contract	—	—	—	—	—	—	—	—	4,000	—	29	—	29
Common stock offering, net of offering costs of $122	—	—	—	—	—	—	—	—	1,197,314	1	6,881	—	6,882
Issuance of convertible Series G preferred stock, net of issuance cost of $62	—	—	—	—	10,901	—	—	—		—	8,538	—	8,538
Issuance of convertible Series H preferred stock, net of issuance cost of $96	—	—	—	—	—	—	9,393	—	—	—	5,399	—	5,399
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,259	—	4,259
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,386)	(21,386)
Balance as of June 30, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	4,598,419	$5	$664,507	$(650,795)	$13,717

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,102)	$(21,386)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	135	127
Non-cash operating lease cost	184	162
Loss on fair value remeasurement of contingent consideration	174	129
Amortization of debt discount and other non-cash interest	359	627
Stock-based compensation	4,550	4,259
Other non-cash losses (gains)	—	117
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(105)	(2,669)
Other long-term assets	(7)	—
Accounts payable	30	(254)
Accrued expenses and other current liabilities	(1,596)	(1,022)
Lease liabilities and other long-term liabilities	(180)	(149)
Net cash used in operating activities	(16,558)	(20,059)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(16)	(49)
Net cash used in investing activities	(16)	(49)
Cash flows from financing activities:
Payment of principal and payment fee on debt	(2,500)	—
Payment of issuance costs from issuance of common stock and Series I preferred stock	(120)	—
Payment of principal on finance lease	(58)	—
Proceeds from issuance of Series G preferred stock, net of issuance costs of $62	—	8,538
Proceeds from issuance of common stock and Series H preferred stock	—	12,499
Proceeds from common stock offerings, net of offering costs	—	2,471
Contingent consideration related to Combangio acquisition	—	(119)
Proceeds from issuance of common stock under employee stock purchase plan	13	21
Net cash (used in) provided by financing activities	(2,665)	23,410
Net (decrease) increase in cash and cash equivalents:	(19,239)	3,302
Cash and cash equivalents at beginning of period	51,181	50,895
Cash and cash equivalents at end of period	$31,942	$54,197

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$14
Issuance of common stock to satisfy service contract in additional paid-in capital	—	29
Issuance costs included in accrued expenses	—	218

Supplemental disclosure:
Cash paid for interest	$1,853	$2,300

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

Liquidity and Ability to Continue as a Going Concern— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations including a net loss of $11,155 and $20,102 for the three and six months ended June 30, 2025, respectively, a net loss of $9,579 and $21,386 for the three and six months ended June 30, 2024, respectively, and cash used in operating activities of $16,558 and $20,059 in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $688,022. The Company generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public offerings of common stock and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s most recent private placement in December 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (the “Loan Agreement”), disbursements under a grant from California Institute for Regenerative Medicine (“CIRM”) (including the Company’s most recent disbursement of $2,260 in April 2025 from CIRM upon achievement of a specified milestone), convertible promissory notes and warrants. See Note 4, “Grant Income” for further information about the CIRM Award.

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

The Company expects that its cash and cash equivalents as of June 30, 2025, will be sufficient to fund its operating expenses, lease and debt service obligations and capital expenditure requirements into the first quarter of 2026. The Company also expects to generate negative operating cash flows in the future and will need additional funding to support its planned operations. As a result, the Company has concluded that there is a substantial doubt about its ability to continue as a going concern within twelve months after the date these condensed consolidated financial statements are issued. Management has developed plans to fund the Company’s operations, which primarily consist of raising additional capital through one or more of the following: additional equity or debt financings; additional collaborations partnerships or licensing transactions; or other sources. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise, and the Company may be unable to obtain sufficient additional capital. If the Company is not able to secure sufficient additional capital in the near term, the Company will need to implement additional cost reduction strategies, which could include delaying, limiting, further reducing or eliminating both internal and external costs related to its operations and research and development programs. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for the twelve months after the date these condensed consolidated financial statements are issued.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2025 and 2024. (See Note 12, “Loss Per Share”).

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

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended June 30, 2025.

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

The Company’s financial instruments as of June 30, 2025 and December 31, 2024 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

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

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. As of June 30, 2025, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,646 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) following dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “First Dosing Milestone”). Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2025, the change in fair value of the contingent consideration liabilities was a loss of $153 as compared to a gain of $29 during the three months ended June 30, 2024, and during the six months ended June 30, 2025 and 2024, the change in the fair value of the contingent consideration liabilities was a loss of $174 and $129, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment, and were recognized as a gain or loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30,852	$30,852	$—	$—
Total Assets	$30,852	$30,852	$—	$—
Liabilities:
Contingent consideration - Current	$1,603	$—	$—	$1,603
Contingent consideration - Non-Current	3,230	—	—	3,230
Total Liabilities	$4,833	$—	$—	$4,833

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,707	$39,707	$—	$—
Total Assets	$39,707	$39,707	$—	$—
Liabilities:
Contingent consideration - Non-Current	$4,659	$—	$—	$4,659
Total Liabilities	$4,659	$—	$—	$4,659

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of June 30, 2025 and December 31, 2024:

	Fair Value at
	June 30,			Range
Financial Instrument	2025	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,833	Probability-adjusted	Period of expected milestone achievement	2026 - 2028 (2028)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	15.5%

	Fair Value at
	December 31,			Range
Financial Instrument	2024	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,659	Probability-adjusted	Period of expected milestone achievement	2026 - 2028 (2028)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	14.3%

The following table summarizes the changes in the contingent consideration liabilities measured at fair value using Level 3 inputs for the three and six months ended June 30, 2025 and 2024:

Contingent consideration
Balance at January 1, 2025	$4,659
Fair value adjustments	21
Balance at March 31, 2025	$4,680
Fair value adjustments	153
Balance at June 30, 2025	$4,833

Balance at January 1, 2024	$4,110
Fair value adjustments	158
Balance at March 31, 2024	$4,268
Fair value adjustments	(29)
Balance at June 30, 2024	$4,239

During the three and six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

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

During the three and six months ended June 30, 2025, the Company recognized $547 and $2,897 of grant income, respectively, and recognized $980 and $2,055 of grant income during the three and six months ended June 30, 2024, respectively, related to the CIRM Award on its condensed consolidated statement of operations. As of June 30, 2025, the Company had no deferred grant income balance. As of December 31, 2024, the Company had deferred grant income of $637 on its condensed consolidated balance sheet.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consists of the following:

	June 30,	December 31,
	2025	2024
Prepaid retention bonuses	$878	$—
Prepaid research and development	380	463
Trade receivables, net	112	112
Insurance	94	636
Other non-trade receivables	15	99
Other	242	306
Prepaid expenses and other current assets	$1,721	$1,616

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Compensation and benefits	$1,508	$2,390
Development costs	1,168	736
Professional services	313	414
Accrued revenue reserves (1)	235	350
Contract manufacturing	178	672
Other	436	413
Accrued expenses and other current liabilities	$3,838	$4,975

(1)	These amounts represent estimated provisions for product returns, rebates and discounts, prior to the sale of the Commercial Business to Alcon. Estimated provisions were deducted from gross revenues at the time revenues were recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. These provisions reflected the Company’s best estimates of the amount of consideration to which it was entitled based on the terms of the contract.

7. LEASES

Operating leases

Menlo Park, California Office Lease

In April 2023, Combangio entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The initial term of the lease is for 62 months which commenced on the lease commencement date of July 1, 2023, unless earlier terminated pursuant to the terms of the lease. The lease provides Combangio with an option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease during the year ended December 31, 2023, which is included in other long-term assets on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. Upon the lease commencement, the Company recorded a right-of-use asset of $2,154 and corresponding $2,133 of lease liability.

As of June 30, 2025, the Company recognized $1,507 of right-of-use asset and a corresponding $1,633 of lease liability (current and non-current) by calculating the present value of lease payments, discounted at 13.1%, the Company’s estimated incremental borrowing rate, over the expected term of the lease. As of June 30, 2025, the remaining lease term on the lease was 3.2 years. Variable lease expense for the lease, includes real estate taxes, common area maintenance, and management fees.

The components of lease expenses and related cash flows were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$149	$149	$298	$298
Short-term lease cost	9	9	17	17
Variable lease cost	54	50	125	110
Total lease cost	$212	$208	$440	$425

Operating cash outflows from operating leases	$147	$142	$295	$285

The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	June 30,	December 31,
	2025	2024
Weighted average remaining lease term	3.2 years	3.7 years
Weighted average discount rate	13.1%	13.1%

As of June 30, 2025, the Company expects that its future minimum lease payments will become due and payable as follows:

Years Ending December 31,
2025 (remaining six months)	$306
2026	622
2027	644
2028	440
Less: interest	(379)
Total	$1,633

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

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that, due to the unlikely event of default, the value of the embedded derivatives is not material as of June 30, 2025. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

If the Company made an additional prepayment under the Loan Agreement equal to $2,500 (inclusive of the final payment fee) on or prior to June 30, 2025 (the “Second Extension Prepayment”), the Amortization Date would be automatically changed to January 1, 2026, and the maturity date of the Loan Agreement would be automatically changed to May 1, 2027. On June 26, 2025, the Company paid the Second Extension Prepayment, and as a result, the Amortization Data was automatically changed to January 1, 2026 and the maturity date was automatically changed to May 1, 2027.

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

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025, the effective interest rate was 14.04%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

During the three months ended June 30, 2025 and 2024, the Company recognized interest expense of $1,085 and $1,470, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $48 and $75 for the three months ended June 30, 2025 and 2024, respectively, accretion of the final payment fee of $125 and $240 for the three months ended June 30, 2025 and 2024, respectively, and the contractual coupon interest expense of $912 and $1,155 for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized interest expense of $2,172 and $2,926, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $93 and $147 for the six months ended June 30, 2025 and 2024, respectively, accretion of the final payment fee of $266 and $480 for the six months ended June 30, 2025 and 2024, respectively, and the contractual coupon interest expense of $1,813 and $2,299 for the six months ended June 30, 2025 and 2024, respectively.

The components of the carrying value of the debt as of June 30, 2025 and December 31, 2024 are detailed below:

	June 30,	December 31,
	2025	2024
Principal loan balance	$26,948	$29,284
Unamortized debt discount and issuance cost	(132)	(225)
Cumulative accretion of exit fee	1,481	1,379
Total debt	$28,297	$30,438
Less: current portion of long-term debt	(9,511)	(10,336)
Long-term debt, net	$18,786	$20,102

The annual principal payments due under the Loan Agreement as of June 30, 2025 were as follows:

Years Ending December 31,
2025 (remaining six months)	$—
2026	19,022
2027	7,926
Total	$26,948

9. WARRANTS

The following table summarizes the common stock warrants outstanding as of June 30, 2025 and December 31, 2024, each exercisable into the number of shares of common stock set forth below as of the specified dates:

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

From entry into the Open Market Sale Agreement and as of June 30, 2025, the Company sold an aggregate of 784,196 shares of its common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $7,036, none of which were sold during the three and six months ended June 30, 2025. During the six months ended June 30, 2024, the Company sold an aggregate of 387,500 shares of its common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $2,471, all of which were sold during the three months ended June 30, 2024.

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

As of June 30, 2025, there were 184,154 shares of common stock available for grant under the 2017 Plan.

During the six months ended June 30, 2025, the Company granted options for the purchase of 509,525 shares of common stock and 106,725 RSUs. During the six months ended June 30, 2025, employees of the Company purchased an aggregate of 2,302 shares under the Employee Stock Purchase Plan.

The assumptions used in determining fair value of the stock options granted during the six months ended June 30, 2025 are as follows:

	Six Months Ended June 30,
	2025
Expected volatility	107.8%	–	114.1%
Risk-free interest rate	4.07%	–	4.47%
Expected dividend yield		0%
Expected term (in years)	5.24	–	6.02

During the six months ended June 30, 2025, the weighted average grant-date fair value of options granted was $6.08.

As of June 30, 2025, a total of 383,817 RSUs were outstanding, consisting of 339,333 unvested RSUs and 44,484 vested and deferred shares by directors.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$714	$653	$1,454	$1,318
General and administrative	1,526	1,230	3,096	2,941
Total	$2,240	$1,883	$4,550	$4,259

12. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(11,155)	$(9,579)	$(20,102)	$(21,386)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	6,513,108	3,030,213	6,429,950	2,921,712

Net loss per share attributable to common stockholders, basic and diluted	$(1.71)	$(3.16)	$(3.13)	$(7.32)

(1)	Included in the weighted-average common shares outstanding, basic and diluted are vested but deferred shares for which all contingencies have been satisfied.

The following potential common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Options to purchase shares of common stock	1,385,790	901,432	1,369,609	929,573
Unvested RSUs	339,333	560,735	457,181	699,655
Unexercised warrants	3,983	4,303	3,983	4,303
Convertible preferred stock (as converted to common stock)	7,477,000	7,446,800	7,477,000	6,977,150
	9,206,106	8,913,270	9,307,773	8,610,681

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2025 and 2024. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of June 30, 2025 and December 31, 2024, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and six months ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its condensed consolidated financial statements.

14. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1,075 for the achievement of specified development and regulatory milestones, and an aggregate of up to $1,100 for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties in a low single digit percentage range on net sales of licensed products that are covered by a valid claim of a licensed patent. Amounts paid to Stanford in the three and six months ended June 30, 2025 and 2024 were de minimis.

Litigation— The Company is not currently subject to any material legal proceedings.

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the First Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the merger agreement for the Combangio Acquisition, the Company could trigger potential future sales-based milestone payments of up to $65,000 and cash royalty payment obligations in the mid-to-high single digits. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of June 30, 2025 or December 31, 2024, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

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

The table below provides information about the Company’s segment, including significant segment expenses, other segment items and a reconciliation to net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Costs and expenses:
Research and development:
KPI‑012 development costs	$2,510	$2,184	$5,317	$5,231
Employee‑related costs for research and development personnel	3,453	2,740	6,385	5,608
Other research and development costs (1)	269	393	585	829
General and administrative	4,643	4,317	9,236	9,739
Other segment expense (income), net (2)	280	(55)	(1,421)	(21)
Net loss	$(11,155)	$(9,579)	$(20,102)	$(21,386)

(1)	Includes facility related costs and depreciation.
(2)	Includes loss (gain) on fair value remeasurement of contingent consideration, Interest income, Interest expense and Grant income.

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

The CHASE trial is comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which is an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically four times per day, or QID, in two patients. Both patients in the first cohort successfully completed eight weeks of dosing with no safety issues observed. In July 2025, we completed patient enrollment in the second and final patient cohort of the CHASE trial, which is a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial to evaluate the safety and efficacy of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days. The CHASE trial randomized 79 patients across 37 sites in the United States and Latin America with verified PCEDs at baseline that will be eligible for inclusion in the primary efficacy analysis.

The primary endpoint of the CHASE trial is the complete healing of the PCED as measured by corneal fluorescein staining photographs analyzed by a masked central reading center. We expect to report topline safety and efficacy data from the CHASE trial at the end of September 2025. Contingent on positive results and subject to discussion with regulatory authorities, we believe the CHASE trial could potentially serve as a pivotal trial required to support the submission of a Biologics License Application, or BLA, for KPI-012 to the FDA.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net loss was $11.2 million and $20.1 million for the three and six months ended June 30, 2025, respectively, and $38.5 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $688.0 million. We generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and/or preferred stock (including our most recent private placement resulting in gross proceeds of approximately $10.8 million in December 2024), borrowings under credit facilities and our Loan Agreement with Oxford Finance, or the Loan Agreement, disbursements under a grant from California Institute for Regenerative Medicine, or CIRM (including our most recent disbursement of $2.3 million from CIRM in April 2025 upon the achievement of a specified milestone), convertible promissory notes and warrants.

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

We expect that our research and development costs for 2025 will be comparable to such expenses for the year ended December 31, 2024 as we continue to advance the clinical development of KPI-012, including conducting our ongoing CHASE trial from which we expect to report topline safety and efficacy data at the end of September 2025, and as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidate we may develop in the future, including our planned preclinical studies under our KPI-014 program. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

Loss (gain) on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. As of June 30, 2025, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.6 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) as a result of our dosing the first patient in our CHASE trial in February 2023, or the First Dosing Milestone. All potential milestone payments to the Combangio Equityholders are payable in cash going forward.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Costs and expenses:
General and administrative	$4,643	$4,317	$326
Research and development	6,232	5,317	915
Loss (gain) on fair value remeasurement of contingent consideration	153	(29)	182
Total operating expenses	11,028	9,605	1,423
Loss from operations	(11,028)	(9,605)	(1,423)
Other income (expense)
Interest income	407	504	(97)
Interest expense	(1,081)	(1,458)	377
Grant income	547	980	(433)
Net loss	$(11,155)	$(9,579)	$(1,576)

General and administrative expenses

General and administrative expenses were $4.6 million for the three months ended June 30, 2025, compared to $4.3 million for the three months ended June 30, 2024, which was an increase of $0.3 million. The increase in general and administrative expenses for the three months ended June 30, 2025 was due to a $0.3 million increase in stock-based compensation costs and $0.2 million increase in employee related costs, partially offset by a $0.2 million decrease in administrative and professional service fees.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
KPI-012 development costs	$2,510	$2,184	$326
Employee‑related costs	3,453	2,740	713
Other research and development costs	269	393	(124)
Total research and development	$6,232	$5,317	$915

Research and development expenses were $6.2 million for the three months ended June 30, 2025, compared to $5.3 million for the three months ended June 30, 2024, an increase of $0.9 million. The increase was primarily due to a $0.7 million increase in employee-related costs and $0.3 million increase in KPI-012 development costs, as we advance the clinical development of KPI-012, partially offset by $0.1 million decrease in other research and development costs.

Loss (gain) on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the three months ended June 30, 2025 was $0.2 million as compared to a gain of less than $0.1 million for the three months ended June 30, 2024, primarily due to changes in discount rates, the passage of time and changes in the expected timing.

Interest income

Interest income was $0.4 million for the three months ended June 30, 2025 and was $0.5 million for the three months ended June 30, 2024. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to the quantity and mix of investments and lower interest rates during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Interest expense

We incurred interest expense of $1.1 million for the three months ended June 30, 2025 and $1.5 million for the three months ended June 30, 2024. Interest expense for the three months ended June 30, 2025 and 2024 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the three months ended June 30, 2025, $29.3 million of indebtedness was outstanding under our Loan Agreement until $2.3 million was repaid on June 26, 2025 resulting in an outstanding indebtedness of $26.9 million as of June 30, 2025. During the three months ended June 30, 2024, $34.0 million of indebtedness was outstanding under our Loan Agreement.

Grant income

Grant income for the three months ended June 30, 2025 and 2024 was $0.5 million and $1.0 million, respectively, related to the CIRM Award. The decrease in grant income was due to the achievement of specified milestones under the CIRM Award and the timing of the associated costs related to the CHASE Phase 2b clinical trial.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Costs and expenses:
General and administrative	$9,236	$9,739	$(503)
Research and development	12,287	11,668	619
Loss on fair value remeasurement of contingent consideration	174	129	45
Total operating expenses	21,697	21,536	161
Loss from operations	(21,697)	(21,536)	(161)
Other income (expense)
Interest income	870	1,008	(138)
Interest expense	(2,172)	(2,913)	741
Grant income	2,897	2,055	842
Net loss	$(20,102)	$(21,386)	$1,284

General and administrative expenses

General and administrative expenses were $9.2 million for the six months ended June 30, 2025, compared to $9.7 million for the six months ended June 30, 2024, which was a decrease of $0.5 million. The decrease in general and administrative expenses for the six months ended June 30, 2025 was primarily due to a $0.6 million decrease in employee-related costs, a $0.1 million decrease in administrative and professional service fees, partially offset by a $0.2 million increase in stock-based compensation costs.

Research and development expenses

The following table summarizes the research and development expenses incurred during the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
KPI-012 development costs	$5,317	$5,231	$86
Employee‑related costs for research and development personnel	6,385	5,608	777
Other research and development costs	585	829	(244)
Total research and development	$12,287	$11,668	$619

Research and development expenses were $12.3 million for the six months ended June 30, 2025, compared to $11.7 million for the six months ended June 30, 2024, which was an increase of $0.6 million. The increase was primarily due to a $0.8 million increase in employee-related costs and $0.1 million increase in KPI-012 development costs, as we advance the clinical development of KPI-012, partially offset by $0.2 million decrease in other research and development costs.

Loss on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the six months ended June 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing.

Interest income

Interest income was $0.9 million for the six months ended June 30, 2025 and was $1.0 million for the six months ended June 30, 2024. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to the quantity and mix of investments and lower interest rates during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Interest expense

We incurred interest expense of $2.2 million for the six months ended June 30, 2025 and $2.9 million for the six months ended June 30, 2024. Interest expense for the six months ended June 30, 2025 and 2024 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the six months ended June 30, 2025, $29.3 million of indebtedness was outstanding under our Loan Agreement until $2.3 million was repaid on June 26, 2025 resulting in an outstanding indebtedness of $26.9 million as of June 30, 2025. During the six months ended June 30, 2024, $34.0 million of indebtedness was outstanding under our Loan Agreement.

Grant income

Grant income for the six months ended June 30, 2025 and 2024 was $2.9 million and $2.1 million, respectively, related to the CIRM Award. The increase in grant income was due to the achievement of specified milestones under the CIRM Award and the timing of the associated costs related to the CHASE Phase 2b clinical trial.

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

From entry into the Open Market Sale Agreement and as of June 30, 2025, we sold an aggregate of 784,196 shares of our common stock under the 2023 Shelf Registration for total net proceeds of $7.0 million, none of which were sold during the three and six months ended June 30, 2025. During the six months ended June 30, 2024, we sold an aggregate of 387,500 shares of our common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $2.5 million, all of which were sold during the three months ended June 30, 2024.

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

If we made an additional prepayment under the Loan Agreement equal to $2.5 million (inclusive of the final payment fee) on or prior to June 30, 2025, or the Second Extension Prepayment, the Amortization Date would be automatically changed to January 1, 2026, and the maturity date of the Loan Agreement would be automatically changed to May 1, 2027. On June 26, 2025, the Company paid the Second Extension Prepayment, and as a result, the Amortization Data was automatically changed to January 1, 2026 and the maturity date was automatically changed to May 1, 2027.

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

Other Contractual Obligations

Our other material cash requirements from known contractual and other obligations as of June 30, 2025 primarily related to our license agreement with Stanford University and our operating lease. For information related to our future commitments relating to our license agreement, see Note 14, “Commitments and Contingencies”, of our condensed consolidated financial statements. For information related to our future commitments for our lease related obligations, see Note 7, “Leases”, of our condensed consolidated financial statements.

Cash Flows

As of June 30, 2025 and December 31, 2024, we had $31.9 million and $51.2 million in cash and cash equivalents, respectively. As of June 30, 2025 and December 31, 2024, we had $26.9 million and $29.3 million, respectively, in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Net cash used in operating activities	$(16,558)	$(20,059)	$3,501
Net cash used in investing activities	(16)	(49)	33
Net cash (used in) provided by financing activities	(2,665)	23,410	(26,075)
Net (decrease) increase in cash and cash equivalents	$(19,239)	$3,302	$(22,541)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $16.6 million, compared to $20.1 million for the six months ended June 30, 2024, a decrease of $3.5 million, primarily due to a $1.3 million decrease in the net loss adjusted for non-cash charges and a $2.2 million decrease in working capital. Notable working capital fluctuations included a $0.1 million increase in prepaid expenses and other current assets during the six months ended June 30, 2025, as compared to a $2.7 million increase during the six months ended June 30, 2024, primarily as a result of a disbursement of $3.2 million from CIRM in August 2024, which was included in prepaid expenses and other current assets as of June 30, 2024. This fluctuation in prepaid expenses and other current assets was partially offset by an increase of $0.3 million in accounts payable and accrued expenses and other current liabilities fluctuations primarily due to the timing of payables.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was less than $0.1 million in each period. Net cash used in investing activities, in both periods, was related to purchases of property and equipment and other assets.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $2.7 million, primarily due to a $2.5 million repayment of principal and payment fee on our Loan Agreement and $0.1 million payment of issuance costs related to the sale of common stock and shares of our Series I Preferred Stock in our December 2024 private placement.

Net cash provided by financing activities for the six months ended June 30, 2024 was $23.4 million, largely consisted of $12.5 million of gross proceeds from the sale of common stock and shares of our Series H Preferred Stock in our June 2024 private placement, $8.5 million of net proceeds from the sale of shares of our Series G Preferred Stock in our March 2024 private placement and $2.5 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the-market equity offering, partially offset by a $0.1 million payment for the First Dosing Milestone reflected in financing activities.

Funding Requirements and Going Concern

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we advance the clinical development of KPI-012 and as we conduct any necessary preclinical studies and clinical trials and other development activities for any other product candidates we may develop in the future, including our planned preclinical studies under our KPI-014 program. If we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of June 30, 2025 will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the first quarter of 2026. We expect that our existing cash resources will be sufficient to enable us to obtain topline safety and efficacy data from our ongoing CHASE trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, our estimates assume that we remain in compliance with the covenants and no event of default occurs under our Loan Agreement with Oxford Finance. If an event of default occurs under our Loan Agreement and Oxford Finance exercises its rights under the Loan Agreement to foreclose on our cash, our ability to fund our operations, lease and debt service obligations will be shorter than we currently expect. As a result, we could deplete our available capital resources sooner than we currently expect.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist primarily of cash equivalents. Our cash equivalents as of June 30, 2025 consisted of money market accounts and U.S. treasury securities that have contractual maturities of less than 90 days from the date of acquisition. Due to the short-term maturities of our cash equivalents, and the fixed income nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

As of June 30, 2025 and 2024, the aggregate principal amount outstanding under the Loan Agreement was $26.9 million and $34.0 million, respectively. The aggregate principal amount outstanding under the Loan Agreement bore interest through June 30, 2023 at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term SOFR, (b) 0.10% and (c) 7.89% per annum. An immediate 10% change in the 1-Month CME Term SOFR rate would not have a material impact on our operating results or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $11.2 million and $20.1 million for the three and six months ended June 30, 2025, respectively, and $38.5 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $688.0 million. Prior to the sale of the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, which we collectively refer to as the Commercial Business, to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, or collectively Alcon, in July 2022, we generated only limited revenues from sales of EYSUVIS and INVELTYS. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering, follow-on public offerings of common stock and sales under our at-the-market offering facilities, private placements of common stock and/or preferred stock (including our most recent private placements of common stock and preferred stock for gross proceeds of approximately $8.6 million in March 2024, $12.5 million in June 2024 and $10.8 million in December 2024), borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC, or the Loan Agreement, disbursements under a grant from CIRM (including our most recent disbursements of $2.3 million from CIRM in April 2025, upon achievement of a specified milestone), convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. We are devoting substantial financial resources to the research and development and potential commercialization of KPI-012, our product candidate in clinical development for the treatment of persistent corneal epithelial defects, or PCED, and any other indications we determine to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our Commercial Business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We also cannot assure you that we will achieve the remaining milestones under the CIRM award within required timeframes, or at all, and as such we may never receive the remaining $1.1 million under the award. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our continued development, regulatory approval efforts and commercialization, if any, of KPI-012. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $31.9 million as of June 30, 2025 will enable us to fund our operations, lease and debt service obligations and capital expenditure requirements into the first quarter of 2026. We expect that our existing cash resources will be sufficient to enable us to obtain topline safety and efficacy data from our ongoing CHASE Phase 2b clinical trial of KPI-012 in PCED. However, we do not expect that our existing cash resources will be sufficient to enable us to complete the clinical development of KPI-012 for PCED or for any other indication. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. For example, our estimates assume that we remain in compliance with the covenants and no event of default occurs under our Loan Agreement with Oxford Finance. If an event of default occurs under our Loan Agreement and Oxford Finance exercises its rights under the Loan Agreement to foreclose on our cash, our ability to fund our operations, lease and debt service obligations will be shorter than we currently expect. As a result, we could deplete our available capital resources sooner than we currently expect.

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

We have a substantial amount of indebtedness. As of June 30, 2025, we had $26.9 million of outstanding borrowings under the tranche A term loan under the Loan Agreement, which through June 30, 2023 bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term Secured Overnight Financing Rate, (b) 0.10% and (c) 7.89%. Fluctuations in interest rates could materially affect the interest expense on our Loan Agreement. The start date for amortization payments under the Loan Agreement is January 1. 2026, at which time the aggregate principal balance of the term loan then outstanding under the Loan Agreement is required to be repaid in monthly installments through May 1, 2027. Pursuant to the Loan Agreement, we may also make partial prepayments of the term loan to the lender, subject to specified conditions, including the payment of applicable fees and accrued and unpaid interest on the principal amount of the term loan being repaid. Our obligations under the Loan Agreement are secured by substantially all of our assets.

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

We are developing KPI-012 for PCED, which is a rare condition with an estimated incidence in the United States of 100,000 cases per year, and, we have in the past and may in the future have difficulty identifying and enrolling a sufficient number of patients in our clinical trials of KPI-012 given the limited number of patients with PCED. Our inability to locate and enroll a sufficient number of patients for our clinical trials could result in significant delays, could cause us to reduce the number of patients that we enroll in a trial, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Although we have completed patient enrollment in our CHASE Phase 2b clinical trial evaluating KPI-012, enrollment delays in our clinical trials have in the past and may in the future result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

KPI-012 has been evaluated in clinical trials outside of the United States and we may in the future conduct clinical trials for product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations.

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

If the FDA does not accept the data from any trial that we conduct outside the United States, including the CHASE trial, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

In 2020 and 2021, Combangio conducted a Phase 1b clinical trial of KPI-012 in nine patients with PCED in Mexico. Based on the results of the Phase 1b clinical trial conducted in Mexico, we initiated a full preclinical development program and submitted an IND application to the FDA for KPI-012 which was approved in December 2022, and in February 2023, we dosed our first patient in the CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States. In July 2025, we announced the completion of enrollment in the CHASE Phase 2b clinical trial with 79 patients randomized with a verifiable PCED at baseline across 37 sites in the United States and Latin America. If the FDA does not accept the data from any trial that we conduct outside the United States, it could delay or permanently halt our development of the applicable product candidates.

Risks Related to the Commercialization of our Product Candidates

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

This past spring the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. Three other countries, the United Kingdom, Vietnam and Indonesia, have also reached deals with the U.S. that include reduced tariff rates and other measures. The administration has not indicated the effective date for these deals. Recently, the administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025.

Currently, the 10% baseline reciprocal tariff announced in April, including China, remains in effect, in addition to the other tariffs imposed on China (a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (25% as of July 15, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the U.S. and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.

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

Nexagon®, an antisense oligonucleotide that inhibits connexin43 being developed by Amber Ophthalmics, is currently being studied in a Phase 2/3 clinical trial in patients with PCED. A number of companies are pursuing development of product candidates for the treatment of NK, including ReGenTree, LLC (Timbetasin), Krystal Biotech, Inc. (KB801) and Claris Biotherapeutics, Inc. (CSB-001).

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

If we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing, marketing and selling any products, if and when approved, product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology, products or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent and could be forced to indemnify our customers or collaborators. A finding of infringement could also result in an injunction that prevents us from commercializing our product candidates or forces us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Even if we are successful in defending against such claims, litigation can be expensive and time consuming and would divert management’s attention from our core business. Any of these events could harm our business significantly.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance, renewal and annuity fees on any issued patent must be paid to the U.S. Patent and Trademark Office and foreign patent agencies in several stages or annually over the lifetime of our owned and licensed patents and patent applications. The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we may rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of, the relevant patent agency. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business.

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

Many of our and our licensors’ employees and contractors were previously employed at other biotechnology, medical device or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also in the future be subject to claims that we have caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.

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

On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act, or the APA. The court ordered the restoration of many of these webpages. As of July 24, 2025, the draft DAP guidance had not been restored to the FDA’s website. Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current United Kingdom requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the United Kingdom left the European Union prior to the date on which the EU Clinical Trials Regulation took effect, the United Kingdom’s legal framework did not benefit from the same revisions as occurred at European Union level.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and exclusivity periods for orphan drugs, and revising the eligibility for expedited pathways) was published in April 2023 and the European Parliament has requested several amendments. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the European Union Member States, the Council of the European Union adopted its position on the proposed overhaul of the European Union general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations.

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

The FDA Reauthorization Act of 2017, or FDARA, requires that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. FDARA reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. However, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the court decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher, or CNPV, Program, may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities.

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

Since enactment of the ACA, there have been and continue to be numerous legal challenges and Congressional actions to repeal and replace provisions of the law and litigation and legislation over the ACA is likely to continue with unpredictable and uncertain results. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders which where were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future. For example, in February 2025, United States Department of Health and Human Services, or HHS, announced a 90% reduction in ACA Navigator funding, the program that provides assistance to those enrolling in marketplace plans.

Further, in June 2025, CMS issued a final rule that will bring additional changes to the ACA, including shortening the open enrollment period for 2027 health plans.

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

In October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. A few states have passed legislation establishing workgroups to examine the impact of a state importation program.  Several states have passed laws allowing for the importation of drugs from Canada. Certain states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their section 804 importation program (SIP) proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

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

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. The IRA also, among other things, extends enhanced subsidies, known also as enhanced premium tax credits, for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Absent additional Congressional action, which seems unlikely this year, those subsidies are scheduled to sunset at the end of 2025, which would substantially increase the number of uninsured people over the next decade. Further, the IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional challenges or future healthcare reform measures will impact the ACA.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the One Big Beautiful Bill Act (“OBBBA”) on July 3, 2025, which was signed into law by the President on July 4, 2025, Congress expanded the exemption from this provision to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce and certain pharmaceutical companies have also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard argument in an additional three cases. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

On April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new Executive Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Executive Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement. On May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. This may be especially true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and CHMP, play a vital role in the development of our product candidates by providing guidance on our clinical development programs and reviewing and approving our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted or delayed, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees. On July 14, 2025, following litigation reaching the US Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

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

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Todd Bazemore, our interim Chief Executive Officer, President and Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, Kim Brazzell, Ph.D., our Head of Research and Development and Chief Medical Officer and Darius Kharabi, our Chief Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, and, in April 2025, we entered into retention agreements with a number of our employees, including Todd Bazemore, our Interim Chief Executive Officer, President and Chief Operating Officer, Mary Reumuth, our Chief Financial Officer, and Kim Brazzell, Ph.D., our Head of Research and Development and Chief Medical Officer, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we are highly dependent on the employees who joined us in connection with the Combangio Acquisition and their expertise developing biologics.

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

Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 7, 2025, we had outstanding 7,021,040 shares of common stock.

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

Bakers Brothers Life Sciences, L.P. and 667, L.P., which are affiliates of Baker Bros. Advisors LP, which we refer to collectively as Baker Brothers owned, in the aggregate, shares of common stock representing approximately 17.12% of our outstanding common stock as of August 7, 2025. Such stockholder also holds all of the outstanding shares of our Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, and 35.87% of the outstanding shares of our Series H Preferred Stock. Such stockholder could elect, upon 61 days’ notice to us, to convert a portion of its shares of preferred stock into common stock, up to the beneficial ownership limitation of 19.99%.

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

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework.

Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

Item 6. Exhibits

Exhibit Index

EXHIBIT 10.1	-	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on April 11, 2025.

EXHIBIT 31.1+	-	Certification of Interim Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Todd Bazemore, Interim Chief Executive Officer of the Company.

EXHIBIT 32.2++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+ Filed herewith

++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA BIO, Inc.

Dated: August 8, 2025	By:	/s/ Todd Bazemore
Todd Bazemore
Interim Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

Dated: August 8, 2025	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)