Form 10-Q
period 2025-09-30
KALA BIO, Inc.
filed 2025-11-19
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 8,209,725 shares of Common Stock, $0.001 par value per share, outstanding as of November 18, 2025.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our pursuit of strategic options;
●	our plans and expectations regarding our pursuit of strategic options;
●	our ability to obtain additional financing;
●	the possibility of entering bankruptcy or insolvency proceedings;
●	our ability to monetize our assets;
●	our expectations regarding the value or recovery that may be available to our stockholders as part of a bankruptcy process;
●	our ability to continue as a going concern;
●	developments regarding Oxford Finance LLC’s foreclosure of our assets;
●	our ability to regain and maintain compliance with the Nasdaq listing standards;
●	the potential benefits and advantages of KPI-012 and KPI-014;
●	our ability to retain our remaining employees, consultants, advisors;
●	our ability to resume research and development activities if we were to execute a strategic transaction or obtain significant additional funding;
●	if we were to resume research and development activities, development efforts for KPI-012 and KPI-014 for potential ocular diseases;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our expectations with respect to, and the amount of, future milestone payments we may receive from Alcon Pharmaceuticals Ltd. and Alcon Visions, LLC in connection with the sale of our commercial business;
●	our expectations with respect to, and the amount of, future milestone payments we may pay in connection with the acquisition of Combangio, Inc., or Combangio, or the Combangio Acquisition;
●	the rate and degree of market acceptance and clinical utility of our product candidates and our estimates regarding the market opportunity for our product candidates, if approved;

●	our expectations regarding our ability to fund our operating expenses, lease and debt service obligations, and capital expenditure requirements with our cash on hand;
●	our intellectual property position;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;
●	our business and business relationships; and
●	the potential impact of global economic and geopolitical developments on our business, operations, strategy and goals.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$21,096	$51,181
Prepaid expenses and other current assets	3,178	1,616
Total current assets	24,274	52,797
Non-current assets:
Property and equipment, net	603	749
Right-of-use assets	—	1,691
Other long-term assets	144	246
Total assets	$25,021	$55,483
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$917	$628
Accrued expenses and other current liabilities	2,826	4,975
Deferred grant income	—	637
Current portion of lease liabilities	420	380
Current portion of long-term debt	28,411	10,336
Total current liabilities	32,574	16,956
Long-term liabilities:
Long-term lease liabilities	1,112	1,434
Long-term debt, net of current portion	—	20,102
Long-term contingent consideration	—	4,659
Total long-term liabilities	1,112	26,195
Total liabilities	33,686	43,151
Commitments and Contingencies (Note 14)
Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 51,246 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, 2,928 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, 10,901 shares of Series G Convertible Non-Redeemable Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, 2,299 and 9,393 shares of Series H Convertible Non-Redeemable Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, 0 and 3,286 shares of Series I Convertible Non-Redeemable Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively

	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 7,432,925 and 6,091,182 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7	6
Additional paid-in capital	686,914	680,246
Accumulated deficit	(695,586)	(667,920)
Total stockholders' (deficit) equity	(8,665)	12,332
Total liabilities and stockholders' equity	$25,021	$55,483

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Costs and expenses:
General and administrative	$4,534	$4,400	$13,770	$14,139
Research and development	6,127	5,168	18,414	16,836
(Gain) loss on fair value remeasurement of contingent consideration	(4,833)	420	(4,659)	549
Impairment of right-of-use assets	1,411	—	1,411	—
Total costs and expenses	7,239	9,988	28,936	31,524
Loss from operations	(7,239)	(9,988)	(28,936)	(31,524)
Other income (expense):
Interest income	270	570	1,140	1,578
Interest expense	(963)	(1,478)	(3,135)	(4,391)
Grant income	480	1,946	3,377	4,001
Other expense, net	(112)	—	(112)	—
Total other (expense) income	(325)	1,038	1,270	1,188
Net loss	$(7,564)	$(8,950)	$(27,666)	$(30,336)
Net loss per share attributable to common stockholders—basic and diluted	$(1.07)	$(1.93)	$(4.17)	$(8.68)
Weighted average shares outstanding—basic and diluted	7,042,457	4,627,578	6,636,363	3,494,339

Net loss	$(7,564)	$(8,950)	$(27,666)	$(30,336)
Other comprehensive loss:
Change in fair value of investments	—	—	—	—
Total other comprehensive loss	—	—	—	—
Total comprehensive loss	$(7,564)	$(8,950)	$(27,666)	$(30,336)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2025
	Series E		Series F		Series G		Series H		Series I
	Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2025	51,246	$—	2,928	$—	10,901	$—	6,409	$—	3,286	$—	6,679,115	$7	$684,809	$(688,022)	$(3,206)
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	13,325	—	54	—	54
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	885	—	7	—	7
Conversion of Preferred Stock	—	—	—	—	—	—	(4,110)	—	(3,286)	—	739,600	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,044	—	2,044
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,564)	(7,564)
Balance as of September 30, 2025	51,246	$—	2,928	$—	10,901	$—	2,299	$—	—	$—	7,432,925	$7	$686,914	$(695,586)	$(8,665)

	Three Months Ended September 30, 2024
	Series E		Series F		Series G		Series H
	Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	4,598,419	$5	$664,507	$(650,795)	$13,717
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	7,869	—	47	—	47
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	2,570		—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	1,281	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,036	—	2,036
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,950)	(8,950)
Balance as of September 30, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	4,610,139	$5	$666,599	$(659,745)	$6,859

	Nine Months Ended September 30, 2025
	Series E		Series F		Series G		Series H		Series I
	Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	3,286	$—	6,091,182	$6	$680,246	$(667,920)	$12,332
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	287,231	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	885	—	7	—	7
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	15,627	—	67	—	67
Conversion of Preferred Stock	—	—	—	—	—	—	(7,094)	—	(3,286)	—	1,038,000	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	6,594	—	6,594
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,666)	(27,666)
Balance as of September 30, 2025	51,246	$—	2,928	$—	10,901	$—	2,299	$—	—	$—	7,432,925	$7	$686,914	$(695,586)	$(8,665)

	Nine Months Ended September 30, 2024
	Series E		Series F		G		Series H
	Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	51,246	$—	2,928	$—	—	$—	—	$—	2,759,372	$3	$636,910	$(629,409)	$7,504
At the market offering, net of offering costs of $50	—	—	—	—	—	—	—	—	387,500	1	2,470	—	2,471
Exercise of stock options	—	—	—	—	—	—	—	—	1,281	—	9	—	9
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	249,224	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	11,448	—	68	—	68
Issuance of common stock to satisfy service contract	—	—	—	—	—	—	—	—	4,000	—	29	—	29
Common stock offering, net of offering costs of $122	—	—	—	—	—	—	—	—	1,197,314	1	6,881	—	6,882
Issuance of convertible Series G preferred stock, net of issuance cost of $62	—	—	—	—	10,901	—	—	—	—	—	8,538	—	8,538
Issuance of convertible Series H preferred stock, net of issuance cost of $96	—	—	—	—	—	—	9,393	—	—	—	5,399	—	5,399
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,295	—	6,295
Net loss	—	—	—	—	—	—	—	—	—	—	—	(30,336)	(30,336)
Balance as of September 30, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	4,610,139	$5	$666,599	$(659,745)	$6,859

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,666)	$(30,336)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	263	190
Non-cash operating lease cost	280	247
Impairment of right-of-use assets	1,411	—
(Gain) loss on fair value remeasurement of contingent consideration	(4,659)	549
Amortization of debt discount and other non-cash interest	475	949
Stock-based compensation	6,594	6,295
Other non-cash losses	—	129
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,562)	(102)
Accounts payable	289	(208)
Accrued expenses and other current liabilities	(2,580)	(2,264)
Lease liabilities and other long-term liabilities	(280)	(233)
Net cash used in operating activities	(27,435)	(24,784)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(15)	(139)
Net cash used in investing activities	(15)	(139)
Cash flows from financing activities:
Payment of principal and payment fee on debt	(2,500)	—
Payment of issuance costs from issuance of common stock and Series I preferred stock	(120)	—
Proceeds from issuance of Series G preferred stock, net of issuance costs of $62	—	8,538
Proceeds from issuance of common stock and Series H preferred stock, net of issuance costs of $218	—	12,281
Proceeds from common stock offerings, net of offering costs	—	2,471
Contingent consideration related to Combangio acquisition	—	(119)
Payment of principal on finance lease	(88)	(18)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	73	77
Net cash (used in) provided by financing activities	(2,635)	23,230
Net (decrease) increase in cash and cash equivalents:	(30,085)	(1,693)
Cash and cash equivalents at beginning of period	51,181	50,895
Cash and cash equivalents at end of period	$21,096	$49,202

Non-cash investing and financing activities:
Issuance of common stock to satisfy service contract in additional paid-in capital	$—	$29

Supplemental disclosure:
Cash paid for interest	$2,701	$3,459
Right-of-use assets obtained in exchange of finance lease obligations	—	160

See accompanying notes to these unaudited condensed consolidated financial statements.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business— KALA BIO, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye.

On November 15, 2021, the Company acquired Combangio, Inc. (“Combangio”), including its mesenchymal stem cell secretomes (“MSC-S”) platform and product candidate, which the Company refers to as KPI-012, for the treatment of persistent corneal epithelial defects (“PCED”)(collectively, the “Combangio Acquisition”). For accounting purposes, the transaction was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single asset, KPI-012.

In February 2023, the Company dosed its first patient in the CHASE (“Corneal Healing After SEcretome therapy”) Phase 2b clinical trial of KPI-012 for PCED, a rare diseased of impaired corneal healing, in the United States. On September 29, 2025, the Company announced that its CHASE Phase 2b clinical trial of KPI-012 for the treatment of persistent corneal epithelial defect (PCED) did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any meaningful difference between either KPI-012 treatment arm and the placebo arm. On September 29, 2025, the Company also announced that it determined to cease development of KPI-012 and its MSC-S platform and to take steps to preserve cash as the Company explores its strategic options. In connection with such decisions, the Company approved a reduction in the Company’s workforce by approximately 19 employees, or approximately 51%. During the three months ended September 30, 2025, the Company incurred costs of $378 related to this reduction in workforce, primarily consisting of severance payments and employee benefit costs. Additional costs related to the reduction in workforce are expected to be substantially incurred in the fourth quarter of 2025.

On September 29, 2025, the Company received a written notice (the “Default Notice”) of event of default from Oxford Finance LLC (“Oxford Finance”) with respect to that certain Loan and Security Agreement, dated as of May 4, 2021 (as amended, the “Loan Agreement”), by and among the Company, Combangio and Oxford Finance, as lender and collateral agent. The Default Notice asserted that an event of default (the “Event of Default”) had occurred and was continuing under Section 8.3 (Material Adverse Change) of the Loan Agreement and alleged that other events of default under the Loan Agreement may exist. In the Default Notice, Oxford declared, by reason of the Event of Default, that all obligations of the Company under the Loan Agreement were immediately due and payable. In addition, the Default Notice indicated that the Company’s obligations under the Loan Agreement began accruing interest at the Default Rate (as defined in the Loan Agreement) effective immediately upon occurrence of the Event of Default. The total amount of the Company’s obligations under the Loan Agreement as of the date of the Default Notice that were accelerated and declared payable by Oxford was $29.1 million, plus any additional interest due upon final payment and any expenses that become payable by the Company under the Loan Agreement.

On October 18, 2025, pursuant to the terms of the Loan Agreement, Oxford Finance informed the Company that it intended to foreclose on all of the Company’s remaining assets and that Oxford Finance would not consent to the Company’s use of cash for any reason other than for minimal payroll expenses pending Oxford Finance’s foreclosure of the Company’s assets. Oxford Finance then swept substantially all of the Company’s cash resources from its bank accounts. As a result, on October 19, 2025, the Company terminated all remaining employees not deemed necessary by Oxford Finance to execute a foreclosure of the Company’s assets. On November 3, 2025, Oxford informed the Company that it intended to pause its foreclosure of the Company’s assets and permitted the Company to use $125 of cash it previously swept to fund the negotiation and execution of the Convertible Loan Agreement (as defined below) and to fund preliminary preparation work on this Quarterly Report on Form 10-Q. See Note 16, “Subsequent Events” for further information about the Loan Agreement.

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

Liquidity and Ability to Continue as a Going Concern— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations including a net loss of $7,564 and $27,666 for the three and nine months ended September 30, 2025, respectively, a net loss of $8,950 and $30,336 for the three and nine months ended September 30, 2024, respectively, and cash used in operating activities of $27,435 and $24,784 in the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $695,586. The Company generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public offerings of common stock and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock (including the Company’s most recent private placement in December 2024), borrowings under credit facilities and the Loan Agreement with Oxford Finance, disbursements under a grant from California Institute for Regenerative Medicine (“CIRM”) (including the Company’s final disbursement of $480 in September 2025 from CIRM upon achievement of a specified milestone), convertible promissory notes and warrants. See Note 4, “Grant Income” for further information about the CIRM Award.

Prior to the recent cessation of our research and development activities, the Company had devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of the Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. The Company had devoted substantially all of its financial resources to the research and development of KPI-012 for PCED and any other indications the Company determined to pursue, including Limbal Stem Cell Deficiency. The Company has no revenue-generating commercial products and, as a result of the Combangio Acquisition, may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Achievement and payment of any such potential future milestone and royalty payments to former equityholders of Combangio is dependent on the resumption of our research and development activities, which would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. Although the Company is eligible to receive up to $325,000 in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when the Company may receive such milestone payments or of the amount of milestone payments the Company may receive, if any. If the Company were to obtain additional fundings such that it could resume certain research and development activities, the Company would expect to incur significant expenses. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its cash and cash equivalents as of September 30, 2025, will not be sufficient to fund its operating expenses, lease and debt service obligations and capital expenditure requirements through November 2025. Further, on October 18, 2025, pursuant to the terms of the Loan Agreement, Oxford Finance informed the Company that it intended to foreclose on all of the Company’s remaining assets and that Oxford Finance would not consent to the Company’s use of cash for any reason other than for minimal payroll expenses pending Oxford Finance’s foreclosure of the Company’s assets. Oxford Finance then swept substantially all of the Company’s cash resources from its bank accounts. On November 9, 2025, the Company entered into the Convertible Loan Agreement (as defined below) with the Individual Lender (as defined below), pursuant to which the Company received an aggregate of $375 from the Individual Lender for the sole purposes of facilitating the negotiation and finalization of a potential additional financing transaction with the Individual Lender and for preparing and filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. See Note 16, “Subsequent Events” for more information about the Convertible Loan Agreement. As a result, the Company has concluded that there is a substantial doubt about its ability to continue as a going concern within twelve months after the date these condensed consolidated financial statements are issued.

Subject to consummation of an additional financing transaction with the Individual Lender or another third-party, the Company plans to continue to comply with its filing obligations under the Securities Exchange Act of 1934, as amended, and resume its exploration of strategic options, which may include a sale, license, merger or other monetization of remaining assets, the seeking of additional financing or, subject to the availability of additional funding, the resumption of certain research and development activities. The Company has engaged a financial advisor to advise on the exploration of strategic options. There can be no assurance that such exploration of strategic options will result in the Company pursuing a transaction or obtaining additional financing or that any such transaction or financing will be completed, nor as to the terms on which any such transaction or financing will occur, if at all. If the Company does not enter into any such transaction or financing prior to the utilization of the proceeds of the Convertible Loan Agreement, the Company expects that Oxford Finance will resume its efforts to foreclose on the Company’s assets. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for the twelve months after the date these condensed consolidated financial statements are issued.

The Company’s board of directors may decide that it is in the best interests of its stockholders to commence bankruptcy or insolvency proceedings. It is highly unlikely that there will be cash available for distribution to its stockholders in such event and the Company cannot assure you as to the amount or timing of distributions, if any.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024. (See Note 12, “Loss Per Share”).

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

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended September 30, 2025.

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

The Company’s financial instruments as of September 30, 2025 and December 31, 2024 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

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

Additionally, the purchase price in connection with the Combangio Acquisition included potential future payments of up to $105,000 that are contingent upon the achievement of specified development, regulatory and commercialization milestones and are required to be recorded at fair value. As of September 30, 2025, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,646 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) following dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “First Dosing Milestone”). Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the condensed consolidated statements of operations and comprehensive loss. Due to the determination to cease clinical development of KPI-012, the fair values of the contingent consideration liabilities were determined to be immaterial, primarily as a result of changes in the expected probability and timing of achievement and payment, as well as, to a lesser extent, changes in discount rates and the passage of time. Achievement and payment of any such potential future milestone to the Combangio Equityholders is dependent on the resumption of our research and development activities which would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

During the three months ended September 30, 2025 and 2024, the change in fair value of the contingent consideration liabilities was a gain of $4,833 and a loss of $420, respectively, and during the nine months ended September 30, 2025 and 2024, the change in the fair value of the contingent consideration liabilities was a gain of $4,659 and a loss of $549, respectively, and were recognized as a gain or loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,199	$18,199	$—	$—
Total Assets	$18,199	$18,199	$—	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,707	$39,707	$—	$—
Total Assets	$39,707	$39,707	$—	$—
Liabilities:
Contingent consideration - Non-Current	$4,659	$—	$—	$4,659
Total Liabilities	$4,659	$—	$—	$4,659

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of December 31, 2024. There were no Level 3 inputs as of September 30, 2025:

	Fair Value at
	December 31,			Range
Financial Instrument	2024	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,659	Probability-adjusted	Period of expected milestone achievement	2026 - 2028 (2028)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	14.3%

The following table summarizes the changes in the contingent consideration liabilities measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2025 and 2024:

Contingent consideration
Balance at January 1, 2025	$4,659
Fair value adjustments	21
Balance at March 31, 2025	$4,680
Fair value adjustments	153
Balance at June 30, 2025	$4,833
Fair value adjustments	(4,833)
Balance at September 30, 2025	$—

Balance at January 1, 2024	$4,110
Fair value adjustments	158
Balance at March 31, 2024	$4,268
Fair value adjustments	(29)
Balance at June 30, 2024	$4,239
Fair value adjustments	420
Balance at September 30, 2024	$4,659

During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

4. GRANT INCOME

CIRM Award

On August 2, 2023, Combangio, a wholly owned subsidiary of the Company, entered into an award agreement with CIRM for a $15,000 grant (as amended from time to time, the “CIRM Award”) to support Combangio’s KPI-012 program for the treatment of PCED. The CIRM Award included funding for the CHASE Phase 2b clinical trial of KPI-012 for PCED, as well as product and process characterization and analytical development for the program. The CIRM Award was subject to a co-funding requirement under which Combangio was obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. Upon entry into the CIRM Award, Combangio received an initial $5,900 disbursement from CIRM and subsequently received an aggregate of $8,500 in additional disbursements, including the Company’s final disbursements of $2,260 in April 2025 and $480 in September 2025, upon the achievement of specified milestones. The balance of the CIRM Award was payable to Combangio upon the achievement of other specified milestones that primarily related to Combangio’s progress in conducting the CHASE Phase 2b clinical trial. Due to the Company’s determination to cease clinical development of KPI-012 for PCED, the Company will not receive the remaining $600 disbursement under the CIRM Award.

During the three and nine months ended September 30, 2025, the Company recognized $480 and $3,377 of grant income, respectively, and recognized $1,946 and $4,001 of grant income during the three and nine months ended September 30, 2024, respectively, related to the CIRM Award on its condensed consolidated statement of operations. As of September 30, 2025, the Company had no deferred grant income balance. As of December 31, 2024, the Company had deferred grant income of $637 on its condensed consolidated balance sheet.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consists of the following:

	September 30,	December 31,
	2025	2024
Insurance	$1,805	$636
Prepaid retention bonuses	682	—
Legal fees	372	—
Prepaid research and development	99	463
Other non-trade receivables	8	99
Trade receivables, net	—	112
Other	212	306
Prepaid expenses and other current assets	$3,178	$1,616

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Development costs	$1,126	$736
Contract manufacturing	679	672
Compensation and benefits	443	2,390
Professional services	357	414
Accrued revenue reserves (1)	155	350
Other	66	413
Accrued expenses and other current liabilities	$2,826	$4,975

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

7. LEASES

Operating leases

Menlo Park, California Office Lease

In April 2023, Combangio entered into a lease agreement with Menlo Prepi I, LLC (the “landlord”), pursuant to which Combangio leases approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The Company entered into a guaranty of lease agreement guarantying the obligations of Combangio under the lease agreement. The initial term of the lease is for 62 months which commenced on the lease commencement date of July 1, 2023, unless earlier terminated pursuant to the terms of the lease. The lease provides Combangio with an option to extend the lease for an additional five-year term. Combangio was required to make a payment in the amount of $144, as a security deposit pursuant to the lease during the year ended December 31, 2023, which is included in other long-term assets on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. Upon the lease commencement, the Company recorded a right-of-use asset of $2,154 and corresponding $2,133 of lease liability.

On November 12, 2025, the Company received a notice of default and termination from the landlord of its leased facility located in Menlo Park, California, due to nonpayment of rent for the months of October and November 2025.

Right-of-use assets are reviewed for impairment when indicators of impairment are present. The Company considered its determination to cease development of KPI-012 as a triggering event and concluded that the right-of-use assets related to the Menlo Park, California lease should be fully impaired as the laboratory is not currently expected to provide future benefits. Therefore, during the three months ended September 30, 2025, the Company recorded $1,411 of impairment in the condensed consolidated statement of operations. As of September 30, 2025, the Company recognized $0 of right-of-use asset and a corresponding $1,532 of lease liability (current and non-current) by calculating the present value of lease payments, discounted at 13.1%, the Company’s estimated incremental borrowing rate, over the expected term of the lease. As of September 30, 2025, the remaining lease term on the lease was 2.9 years. Variable lease expense for the lease, includes real estate taxes, common area maintenance, and management fees.

The components of lease expenses and related cash flows were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$149	$149	$447	$447
Short-term lease cost	8	9	25	26
Variable lease cost	54	49	179	159
Total lease cost	$211	$207	$651	$632

Operating cash outflows from operating leases	$153	$148	$448	$433

The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	September 30,	December 31,
	2025	2024
Weighted average remaining lease term	2.9 years	3.7 years
Weighted average discount rate	13.1%	13.1%

As of September 30, 2025, the Company expects that its future minimum lease payments will become due and payable as follows:

Years Ending December 31,
2025 (remaining three months)	$153
2026	622
2027	644
2028	440
Less: interest	(327)
Total	$1,532

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

In connection with its entry into the Loan Agreement, the Company granted the Agent a security interest in substantially all of the Company’s personal property owned or later acquired, including intellectual property and the Commercial Business. The Company also agreed to maintain its cash balance in one or more controlled accounts in favor of the Agent, subject to specified exceptions. The Loan Agreement also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. Certain of the affirmative covenants include, but are not limited to, a failure to pay principal or interest on its due date or any other obligations within three business days of such obligations’ due date, and a delisting from the Nasdaq Stock Market because of failure to comply with the continued listing standards of the listing tier of the Nasdaq Stock Market on which the Company’s common stock is listed. Events of default under the Loan Agreement include: (i) a material impairment in the perfection or priority of lien in the collateral or in the value of such collateral; (ii) a material adverse change in the business, operations or condition (financial or otherwise) of the Company; or (iii) a material impairment of the prospect of repayment of any portion of the obligations under the Loan Agreement (each, a “Material Adverse Change”).

The Loan Agreement includes features requiring (i) additional interest rate upon an event of default accrued at an additional 5.0%, and (ii) the Lender’s right to declare all outstanding principal and interest immediately payable upon an event of default. These two features were analyzed and determined to be embedded derivatives to be valued as separate financial instruments. These embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging transactions. The Company determined that the value of the embedded derivatives is not material as September 30, 2025. The derivative liability will be remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

In addition, in connection with the Loan Agreement, the Company paid certain fees to the Lender and other third-party service providers. The fees paid to the Lender were recorded as a debt discount while the fees paid to other third-party service providers were recorded as debt issuance cost. These costs are being amortized using the effective interest method over the term of the Loan Agreement. The amortization of debt discount and debt issuance cost is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025, the effective interest rate was 19.0%, which takes into consideration the additional 5.0% interest rate as a result of the Event of Default, the non-cash accretion of the exit fee and the amortization of the debt discount and issuance costs.

On September 29, 2025, the Company received the Default Notice from Oxford Finance under the Loan Agreement, which asserted that an Event of Default had occurred and was continuing under Section 8.3 (Material Adverse Change) of the Loan Agreement and alleged that other events of default under the Loan Agreement may exist.

 In the Default Notice, Oxford Finance declared, by reason of the Event of Default, that all obligations of the Company under the Loan Agreement were immediately due and payable. In addition, the Default Notice indicated that the Company’s obligations under the Loan Agreement began accruing interest at the Default Rate (as defined in the Loan Agreement) effective immediately upon occurrence of the Event of Default. The total amount of the Company’s obligations under the Loan Agreement as of September 29, 2025 that were accelerated and declared payable by Oxford was $29.1 million plus any additional interest due upon final payment and any expenses that become payable by the Company under the Loan Agreement.

On October 18, 2025, pursuant to the terms of the Loan Agreement, Oxford Finance informed the Company that it intended to foreclose on all of the Company’s remaining assets and that Oxford Finance would not consent to the Company’s use of cash for any reason other than for minimal payroll expenses pending Oxford Finance’s foreclosure of the Company’s assets. In addition, Oxford swept substantially all of the Company’s cash resources from its bank accounts. As a result, on October 19, 2025, the board of directors of the Company terminated all remaining employees not deemed necessary by Oxford to execute a foreclosure of the Company’s assets.

On November 3, 2025, Oxford Finance informed the Company that it intended to pause its foreclosure of the Company’s assets and permitted the Company to use $125 of cash it previously swept to fund the negotiation execution of the Convertible Loan Agreement (as defined below) and to fund preliminary preparation work on this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

On November 9, 2025, the Company entered into a Convertible Loan Agreement (the “Convertible Loan Agreement”) with an individual investor (the “Individual Lender”), pursuant to which the Individual Lender agreed to provide the Company a convertible loan in the aggregate amount of up to $375 (the “Loan Principal”), which was received in November 2025.

The Loan Principal will bear simple interest at a rate equal to 15% per annum (the “Interest”, and together with the Loan Principal, the “Loan Amount”), commencing on the date the Company receives the applicable portion of the Loan Principal and until full repayment thereof in accordance with the terms of the Convertible Loan Agreement. The applicable Interest is required to be paid by the Company on a monthly basis by no later than the 15th day of each calendar month starting in December 2025. The Loan Principal will become due and payable by the Company to the Individual Lender on the first anniversary of receiving the Loan Principal (the “Loan Maturity Date”). The Company may extend the Loan Maturity Date for one year by providing written notice to the Individual Lender up to two months prior to the Loan Maturity Date, subject to specified conditions. The Company is also required to make certain prepayments to the Individual Lender upon the occurrence of specified events.

Subject to compliance with the rules and regulations of The Nasdaq Stock Market, at any time prior to the full repayment of the Loan Amount to the Individual Lender, the Individual Lender will have the right, upon prior written notice to the Company, to convert all or any of the then outstanding and unpaid portion of the Loan Amount into shares (the “Conversion Shares”) of the Company’s common stock at the conversion prices specified in the Loan Agreement. In addition, if the Company enters into a definitive agreement to consummate an M&A Transaction (as defined in the Loan Agreement) or an underwritten public offering (a “Public Offering” and together with an M&A Transaction, a “Liquidity Event”), and if the Loan Amount has not previously converted or been repaid pursuant to the Convertible Loan Agreement, the Individual Lender will have the right to elect to (i) convert the entire Loan Amount into the most senior class of shares issued by the Company immediately prior to the closing of the Liquidity Event or (ii) have the entire Loan Amount repaid in cash.

The Company may repay the outstanding Loan Amount in part or in full, at any time, with no prepayment penalty. The Company will provide the Individual Lender with three business days prior written notice of the repayment, during which time the Individual Lender may elect to convert any or all of the outstanding Loan Amount into Conversion Shares in accordance with the Convertible Loan Agreement.

The Loan Amount will become due and payable in cash by the Company upon the occurrence, prior to the Loan Maturity Date, of certain specified events of defaults, including, but not limited to, (i) the liquidation, dissolution or winding up of the Company, (ii) the filing by the Company of any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law, (iii) breach by the Company of any material undertaking or obligation under any financing agreement or credit facility (other than the Company’s Loan Agreement with Oxford Finance ) occurring after November 9, 2025 and (iv) failure by the Company to fully or timely discharge its duties or obligations under the Loan Agreement, subject to certain exceptions.

The Loan Agreement also contains customary representations and warranties of the Company and the Individual Lender.

During the three months ended September 30, 2025 and 2024, the Company recognized interest expense of $964 and $1,462, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $27 and $79 for the three months ended September 30, 2025 and 2024, respectively, accretion of the final payment fee of $89 and $243 for the three months ended September 30, 2025 and 2024, respectively, and the contractual coupon interest expense of $848 and $1,140 for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized interest expense of $3,136 and $4,388, respectively, for the Loan Agreement. This consisted of amortization of debt discount of $120 and $226 for the nine months ended September 30, 2025 and 2024, respectively, accretion of the final payment fee of $355 and $723 for the nine months ended September 30, 2025 and 2024, respectively, and the contractual coupon interest expense of $2,661 and $3,439 for the nine months ended September 30, 2025 and 2024, respectively.

The components of the carrying value of the debt as of September 30, 2025 and December 31, 2024 are detailed below:

	September 30,	December 31,
	2025	2024
Principal loan balance	$26,948	$29,284
Unamortized debt discount and issuance cost	(107)	(225)
Cumulative accretion of exit fee	1,570	1,379
Total debt	$28,411	$30,438
Less: current portion of long-term debt	(28,411)	(10,336)
Long-term debt, net	$—	$20,102

The annual principal payments due under the Loan Agreement as of September 30, 2025 were as follows:

Years Ending December 31,
2025 (remaining three months)	$26,948
Total	$26,948

9. WARRANTS

The following table summarizes the common stock warrants outstanding as of September 30, 2025 and December 31, 2024, each exercisable into the number of shares of common stock set forth below as of the specified dates:

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

From entry into the Open Market Sale Agreement and as of September 30, 2025, the Company sold an aggregate of 784,196 shares of its common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $7,036, none of which were sold during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company sold an aggregate of 387,500 shares of its common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $2,471, none of which were sold during the three months ended September 30, 2024.

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

As of September 30, 2025, there were 4,154 shares of common stock available for grant under the 2017 Plan.

During the nine months ended September 30, 2025, the Company granted options for the purchase of 689,525 shares of common stock and 106,725 RSUs. During the nine months ended September 30, 2025, employees of the Company purchased an aggregate of 15,627 shares under the Employee Stock Purchase Plan.

The assumptions used in determining fair value of the stock options granted during the nine months ended September 30, 2025 are as follows:

	Nine Months Ended September 30,
	2025
Expected volatility	107.8%	–	114.1%
Risk-free interest rate	3.80%	–	4.47%
Expected dividend yield		0%
Expected term (in years)	5.24	–	6.02

During the nine months ended September 30, 2025, the weighted average grant-date fair value of options granted was $7.42.

As of September 30, 2025, a total of 383,817 RSUs were outstanding, consisting of 339,333 unvested RSUs and 44,484 vested and deferred shares by directors.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$642	$657	$2,096	$1,975
General and administrative	1,402	1,379	4,498	4,320
Total	$2,044	$2,036	$6,594	$6,295

12. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(7,564)	$(8,950)	$(27,666)	$(30,336)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	7,042,457	4,627,578	6,636,363	3,494,339

Net loss per share attributable to common stockholders, basic and diluted	$(1.07)	$(1.93)	$(4.17)	$(8.68)

(1)	Included in the weighted-average common shares outstanding, basic and diluted are vested but deferred shares for which all contingencies have been satisfied.

The following potential common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Options to purchase shares of common stock	1,564,905	885,430	1,434,708	914,859
Unvested RSUs	339,333	544,117	417,898	647,809
Unexercised warrants	3,983	4,303	3,983	4,303
Convertible preferred stock (as converted to common stock)	6,737,400	7,446,800	7,230,467	7,133,700
	8,645,621	8,880,650	9,087,056	8,700,671

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2025 and 2024. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and nine months ended September 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company evaluated the provisions of the OBBBA and determined that the enactment of the legislation did not have a material impact on its income tax provision, net deferred tax assets or liabilities, or estimated annual effective tax rate for the three and nine months ended September 30, 2025.

14. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1,075 for the achievement of specified development and regulatory milestones, and an aggregate of up to $1,100 for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties in a low single digit percentage range on net sales of licensed products that are covered by a valid claim of a licensed patent. Amounts paid to Stanford in the three and nine months ended September 30, 2025 and 2024 were de minimis.

Litigation— The Company is not currently subject to any material legal proceedings.

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments were contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the First Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Due to the Company’s determination to cease clinical development of KPI-012, resulting in a low-likelihood of achievement and payment of these milestones, the fair values of the contingent consideration liabilities were determined to be immaterial as of September 30, 2025. Additionally, pursuant to the merger agreement for the Combangio Acquisition, the Company could trigger potential future sales-based milestone payments of up to $65,000 and cash royalty payment obligations in the mid-to-high single digits. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of September 30, 2025 or December 31, 2024, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones. Achievement and payment of any such potential future milestones to the Combangio Equityholders is dependent on the resumption of our research and development activities, which would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

15. SEGMENT

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Principal Executive Officer, pursuant to the terms of a consulting agreement. The Company manages its operations as one operating and reportable segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on the development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. All of the Company’s tangible assets are held in the United States.

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

The table below provides information about the Company’s segment, including significant segment expenses, other segment items and a reconciliation to net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Costs and expenses:
Research and development:
KPI‑012 development costs	$2,210	$2,090	$7,527	$7,321
Employee‑related costs for research and development personnel	3,648	2,740	10,033	8,348
Other research and development costs (1)	269	338	854	1,167
General and administrative	4,534	4,400	13,770	14,139
Other segment expense (income), net (2)	(3,097)	(618)	(4,518)	(639)
Net loss	$(7,564)	$(8,950)	$(27,666)	$(30,336)

(1)	Includes facility related costs and depreciation.
(2)	Includes loss (gain) on fair value remeasurement of contingent consideration, Impairment of right-of-use assets, Interest income, Interest expense, Grant income and other expense, net.

16. SUBSEQUENT EVENTS

Nasdaq Deficiency Notice

On November 10, 2025, the “Company” received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that the listing of its common stock was not in compliance with Nasdaq Listing Rule 5550(b)(2) (the “Minimum MVLS Requirement”) for continued listing on The Nasdaq Capital Market, as the market value of the Company’s listed securities was less than $35 million for the previous 30 consecutive business days. As of the date of this quarterly report, the Company does not meet the alternative standards for continued listing on The Nasdaq Capital Market, as it does not have a stockholders’ equity of at least $2.5 million or net income from continued operations of at least $500,000 in the most recently completed fiscal year or for two of the three most recently completed fiscal years.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a period of 180 calendar days, or until May 11, 2026 (the “Compliance Date”), to regain compliance with the Minimum MVLS Requirement. If, at any time before the Compliance Date, the market value of the Company’s listed securities closes at $35 million or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it has regained compliance with the Minimum MVLS Requirement.

If the Company does not regain compliance with the Minimum MVLS Requirement by the Compliance Date, the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”) pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to the Panel, such appeal would be successful.

The Company intends to monitor the market value of its listed securities and may, if appropriate, consider available options to regain compliance with the Nasdaq Listing Rules.

Retention Agreements

On October 2, 2025, the Company entered into retention agreements (each, a “Retention Agreement”) with Todd Bazemore, the Company’s then President and Chief Executive Officer, Mary Reumuth, the Company’s Chief Financial Officer, and Kim Brazzell, Ph.D., the Company’s then Head of Research and Development and Chief Medical Officer. The Retention Agreements entitled Mr. Bazemore, Ms. Reumuth and Dr. Brazzell to receive retention payment (each, a “Retention Payment”) of $183,750, $136,250, and $145,000, respectively. Each of the Retention Agreements provides that if, prior to December 31, 2025, such executive’s employment is terminated voluntarily by such executive or by the Company for cause (as defined in the applicable executive’s employment agreement), then, pursuant to the terms of the Retention Agreement, such executive shall, upon request, repay the gross amount of the Retention Payment to the Company.

Oxford Foreclosure and Terminations

On October 18, 2025, pursuant to the terms of the Loan Agreement, Oxford Finance informed the Company that it intended to foreclose on all of the Company’s remaining assets and that Oxford Finance would not consent to the Company’s use of cash for any reason other than for minimal payroll expenses pending Oxford Finance’s foreclosure of the Company’s assets. In addition, Oxford swept substantially all of the Company’s cash resources from its bank accounts. As a result, on October 19, 2025, the board of directors of the Company terminated all remaining employees not deemed necessary by Oxford to execute a foreclosure of the Company’s assets. On October 19, 2025, in connection with this reduction, the Company’s board of directors terminated without cause the employment of Todd Bazemore, the Company’s President and Chief Executive Officer, effective immediately. Mr. Bazemore continues to serve as the Company’s principal executive officer, pursuant to the terms of a consulting agreement.

In connection with the workforce reductions that were announced in September 2025 and October 2025, the Company incurred costs of approximately $1,573, of which approximately $378 were incurred in the third quarter of 2025 with the remainder incurred and to be incurred in the fourth quarter of 2025.

On November 3, 2025, Oxford Finance informed the Company that it intended to pause its foreclosure of the Company’s assets and permitted the Company to use $125 of cash it previously swept to fund the negotiation and execution of the Convertible Loan Agreement (as defined below) and to fund preliminary preparation work on this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Convertible Loan Agreement

On November 9, 2025, the Company entered into a Convertible Loan Agreement with the Individual Lender, pursuant to which the Individual Lender provided the Company a convertible loan in the aggregate amount of up to $375.0 (the “Loan Principal”).

The Loan Principal will bear simple interest at a rate equal to 15% per annum (the “Interest”, and together with the Loan Principal, the “Loan Amount”), commencing on the date the Company receives the applicable portion of the Loan Principal and until full repayment thereof in accordance with the terms of the Convertible Loan Agreement. The applicable Interest is required to be paid by the Company on a monthly basis by no later than the 15th day of each calendar month starting in December 2025. The Loan Principal will become due and payable by the Company to the Individual Lender on the first anniversary of receiving the Loan Principal (the “Loan Maturity Date”). The Company may extend the Maturity Date for one year by providing written notice to the Individual Lender up to two months prior to the Loan Maturity Date, subject to specified conditions. The Company is also required to make certain prepayments to the Individual Lender upon the occurrence of specified events.

Subject to compliance with the rules and regulations of The Nasdaq Stock Market, at any time prior to the full repayment of the Loan Amount to the Individual Lender, the Individual Lender will have the right, upon prior written notice to the Company, to convert all or any of the then outstanding and unpaid portion of the Loan Amount into shares (the “Conversion Shares”) of the Company’s common stock at the conversion prices specified in the Convertible Loan Agreement. In addition, if the Company enters into a definitive agreement to consummate an M&A Transaction (as defined in the Convertible Loan Agreement) or an underwritten public offering (a “Public Offering” and together with an M&A Transaction, a “Liquidity Event”), and if the Loan Amount has not previously converted or been repaid pursuant to the Convertible Loan Agreement, the Individual Lender will have the right to elect to (i) convert the entire Loan Amount into the most senior class of shares issued by the Company immediately prior to the closing of the Liquidity Event or (ii) have the entire Loan Amount repaid in cash.

The Company may repay the outstanding Loan Amount in part or in full, at any time, with no prepayment penalty. The Company will provide the Individual Lender with three business days prior written notice of the repayment, during which time the Individual Lender may elect to convert any or all of the outstanding Loan Amount into Conversion Shares in accordance with the Convertible Loan Agreement.

The Loan Amount will become due and payable in cash by the Company upon the occurrence, prior to the Maturity Date, of certain specified events of defaults, including, but not limited to, (i) the liquidation, dissolution or winding up of the Company, (ii) the filing by the Company of any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law, (iii) breach by the Company of any material undertaking or obligation under any financing agreement or credit facility (other than the Loan Agreement with Oxford Finance) occurring after November 9, 2025 and (iv) failure by the Company to fully or timely discharge its duties or obligations under the Convertible Loan Agreement, subject to certain exceptions.

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

Overview

We are a biopharmaceutical company dedicated to the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. Our product candidate, KPI-012, which we acquired from Combangio, Inc., or Combangio, on November 15, 2021, is a mesenchymal stem cell secretome, or MSC-S.

Recent Developments

CHASE Trial

In February 2023, we dosed our first patient in our CHASE (Corneal Healing After SEcretome therapy) Phase 2b clinical trial of KPI-012 for persistent corneal epithelial defect, or PCED, a rare disease of impaired corneal dealing, in the United States, or the CHASE (Corneal Healing After SEcretome therapy) trial. On September 29, 2025, we announced that the CHASE trial of KPI-012 for the treatment of PCED did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any meaningful difference between either KPI-012 treatment arm and the placebo arm. Based on the CHASE trial results, we determined to cease development of KPI-012 and our MSC-S platform. In connection with such decision, we approved a reduction in our workforce by approximately 19 employees, or approximately 51%. During the three months ended September 30, 2025, we incurred costs of approximately $0.4 million related to this reduction in workforce, primarily consisting of severance payments and employee benefit costs. Additional costs related to the reduction in workforce are expected to be substantially incurred in the fourth quarter of 2025.

Oxford Foreclosure and Workforce Terminations

On September 29, 2025, we received a written notice, or the Default Notice, of event of default from Oxford Finance LLC, or Oxford Finance, with respect to that certain Loan and Security Agreement, dated as of May 4, 2021, by and among us, Combangio and Oxford Finance, as lender and collateral agent, as amended, which we refer to as the Loan Agreement. The Loan Agreement provides under Section 8.3 that “events of default” include: (i) a material impairment in the perfection or priority of lien in the collateral or in the value of such collateral; (ii) a material adverse change in our business, operations or condition (financial or otherwise); or (iii) a material impairment of the prospect of repayment of any portion of the obligations under the Loan Agreement (each, a “Material Adverse Change”). The Default Notice asserted that an event of default, or the Event of Default, had occurred and was continuing under Section 8.3 (Material Adverse Change) of the Loan Agreement and alleged that other events of default under the Loan Agreement may exist. In the Default Notice, Oxford Finance declared by reason of the Event of Default, that all of our obligations under the Loan Agreement were immediately due and payable. In addition, the Default Notice indicated that our obligations under the Loan Agreement began accruing interest at the Default Rate (as defined in the Loan Agreement) effective immediately upon occurrence of the Event of Default. The total amount of our obligations under the Loan Agreement as of the date of the Default Notice that were accelerated and declared payable by Oxford Finance was $29.1 million, plus any additional interest due upon final payment and any expenses that become payable by us under the Loan Agreement.

On October 2, 2025, we entered into retention agreements which we refer to as Retention Agreements, with Todd Bazemore, our then President and Chief Executive Officer, Mary Reumuth, our Chief Financial Officer, and Kim Brazzell, Ph.D., our then Head of Research and Development and Chief Medical Officer. The Retention Agreements entitled Mr. Bazemore, Ms. Reumuth and Dr. Brazzell to receive retention payments, or Retention Payments, of $183,750, $136,250, and $145,000, respectively. Each of the Retention Agreements provides that if, prior to December 31, 2025, such executive’s employment is terminated voluntarily by such executive or by us for cause (as defined in the applicable executive’s employment agreement), then, pursuant to the terms of the Retention Agreement, such executive shall, upon request, repay the gross amount of the Retention Payment to us.

On October 18, 2025, pursuant to the terms of the Loan Agreement, Oxford Finance informed us that it intended to foreclose on all of our remaining assets and that Oxford Finance would not consent to our use of cash for any reason other than for minimal payroll expenses pending Oxford Finance’s foreclosure of our assets. In addition, Oxford has swept substantially all of our cash resources from our bank accounts.

As a result, on October 19, 2025, we terminated all remaining employees not deemed necessary by Oxford Finance to execute a foreclosure of our assets. On October 19, 2025, in connection with this reduction, we terminated without cause the employment of Todd Bazemore, our President and Chief Executive Officer, effective immediately. Mr. Bazemore continues to serve as our principal executive officer, pursuant to the terms of a consulting agreement. In connection with the workforce reductions that were announced in September 2025 and October 2025, we incurred costs of approximately $1.6 million, of which approximately $0.4 million were incurred in the third quarter of 2025 with the remainder was incurred and will be incurred in the fourth quarter of 2025.

On November 3, 2025, Oxford Finance informed us that it intended to pause its foreclosure of our assets and permitted us to use $125,000 of cash it previously swept to fund the negotiation and execution of the Convertible Loan Agreement (as defined below) and to fund preliminary preparation work on this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

After applying the swept cash to Oxford Finance’s secured debt claims, the total amount of our obligations under the Loan Agreement that have been accelerated and declared payable by Oxford Finance is approximately $9.6 million, plus any additional interest due upon final payment and any expenses that become payable by us under the Loan Agreement.

Convertible Loan Agreement

On November 9, 2025, we entered into a Convertible Loan Agreement, or the Convertible Loan Agreement with an individual lender, or the Individual Lender, pursuant to which the Individual Lender provided us a convertible loan in the aggregate amount of $375,000 (the “Loan Principal”). The sole purpose of the funds from the Individual Lender is to facilitate the negotiation and finalization of a potential additional financing transaction with the Individual Lender and for preparing and filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

The Loan Principal will bear simple interest at a rate equal to 15% per annum, which we refer to as the “Interest”, and together with the Loan Principal, the “Loan Amount”, commencing on the date we receive the applicable portion of the Loan Principal and until full repayment thereof in accordance with the terms of the Convertible Loan Agreement. The applicable Interest is required to be paid by us on a monthly basis by no later than the 15th day of each calendar month starting in December 2025. The Loan Principal will become due and payable by us to the Individual Lender on the first anniversary of receiving the Loan Principal (the “Maturity Date”). We may extend the Maturity Date for one year by providing written notice to the Individual Lender up to two months prior to the Maturity Date, subject to specified conditions. We are also required to make certain prepayments to the Individual Lender upon the occurrence of specified events.

Subject to compliance with the rules and regulations of The Nasdaq Stock Market, at any time prior to the full repayment of the Loan Amount to the Individual Lender, the Individual Lender will have the right, upon prior written notice to us, to convert all or any of the then outstanding and unpaid portion of the Loan Amount into shares, or the Conversion Shares, of our common stock at the conversion prices specified in the Convertible Loan Agreement. In addition, if we enter into a definitive agreement to consummate an M&A Transaction (as defined in the Convertible Loan Agreement) or an underwritten public offering (a “Public Offering” and together with an M&A Transaction, a “Liquidity Event”), and if the Loan Amount has not previously converted or been repaid pursuant to the Convertible Loan Agreement, the Individual Lender will have the right to elect to (i) convert the entire Loan Amount into the most senior class of shares issued us immediately prior to the closing of the Liquidity Event or (ii) have the entire Loan Amount repaid in cash.

We may repay the outstanding Loan Amount in part or in full, at any time, with no prepayment penalty. We will provide the Individual Lender with three business days prior written notice of the repayment, during which time the Individual Lender may elect to convert any or all of the outstanding Loan Amount into Conversion Shares in accordance with the Convertible Loan Agreement.

The Loan Amount will become due and payable in cash by us upon the occurrence, prior to the Maturity Date, of certain specified events of defaults, including, but not limited to, (i) our liquidation, dissolution or winding up, (ii) the filing by us of any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law, (iii) breach by us of any material undertaking or obligation under any financing agreement or credit facility (other than the Loan Agreement with Oxford Finance) occurring after November 9, 2025 and (iv) failure by us to fully or timely discharge our duties or obligations under the Loan Agreement, subject to certain exceptions.

Our Current Strategy and Focus

Prior to the cessation of our research and development activities, we were evaluating the potential development of KPI-012 for additional rare front-of-the-eye diseases, such as for the treatment of Limbal Stem Cell Deficiency and other rare corneal diseases that threaten vision. In addition, we had initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. We had expected to commercialize in the United States any of our product candidates that receive marketing approval.

Subject to consummation of an additional financing transaction with the Individual Lender or another third-party, we plan to continue to comply with our filing obligations under the Securities Exchange Act of 1934, as amended, and resume our exploration of strategic options, which may include a sale, license, merger or other monetization of remaining assets, the seeking of additional financing or, subject to the availability of additional funding, the resumption of certain research and development activities. Any future resumption of our historical research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. If we are able to obtain significant additional funding, we plan to conduct preclinical testing focused on identifying the optimal dose of KPI-012 and the most relevant ocular disease(s) or indication(s) to pursue utilizing existing preclinical pharmacology and safety models. We believe that these results along with the manufacturing and analytical data from the previously conducted KPI-012 development activities may lead to the identification of a candidate for further clinical development. Additionally, if we were able to obtain significant additional funding, we plan to resume our preclinical studies of KPI-014 to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease.

We have engaged a financial advisor to advise on the exploration of strategic options. There can be no assurance that such exploration of strategic options will result in us pursuing a transaction or obtaining additional financing or that any such transaction or financing will be completed, nor as to the terms on which any such transaction or financing will occur, if at all. If we do not enter into any such transaction or financing prior to the utilization of the proceeds of the Convertible Loan Agreement, we expect that Oxford Finance will resume its efforts to foreclose on our assets.

Our board of directors may decide that it is in the best interests of its stockholders to commence bankruptcy or insolvency proceedings. It is highly unlikely that there will be cash available for distribution to our stockholders and we cannot assure you as to the amount or timing if distributions, if any.

Financial Operations

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net loss was $7.6 million and $27.7 million for the three and nine months ended September 30, 2025, respectively, and $38.5 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $695.6 million.

On July 8, 2022, we sold to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC, which we refer to collectively as Alcon, the rights to manufacture, sell, distribute, market and commercialize EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25%, for the short-term (up to two weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1%, a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology, proprietary mucus-penetrating particle drug delivery technology, which we collectively refer to as the Commercial Business. We refer to this transaction as the Alcon Transaction. Alcon also assumed certain liabilities with respect to the Commercial Business at the closing of the Alcon Transaction. For a further description of the Alcon Transaction, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Note 1, “Nature of Business and Basis of Presentation” of our condensed consolidated financial statements, included herein. We generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022.

We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our initial public offering, or IPO, follow-on public common stock offerings and sales of our common stock under our sales agreement with Jefferies, LLC, or Jefferies, in at-the-market offerings, private placements of common stock and/or preferred stock (including our most recent private placement resulting in gross proceeds of approximately $10.8 million in December 2024), borrowings under credit facilities and our Loan Agreement with Oxford Finance, or the Loan Agreement, disbursements under a grant from California Institute for Regenerative Medicine, or CIRM (including our final disbursement of $0.5 million from CIRM and September 2025 upon the achievement of a specified milestone), convertible promissory notes and warrants.

Prior to the recent cessation of our research and development activities, we had devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, prior to the sale of our Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. As a result of our acquisition of Combangio and the sale of our Commercial Business to Alcon, we were devoting substantial financial resources to the research and development and potential commercialization of KPI-012 for PCED and any other indications we determined to pursue, including Limbal Stem Cell Deficiency. We have no revenue-generating commercial products and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio, which are more fully described in the “Liquidity and Capital Resources” section. Achievement and payment of any such potential future milestones and royalty payments to former equityholders of Combangio is dependent on the resumption of our research and development activities which would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. Additionally, due to our determination to cease clinical development of KPI-012 for PCED, we will not receive the remaining $0.6 million disbursement under the CIRM Award. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We expect that our general and administrative expenses for 2025 will decrease compared to such expenses for the year ended December 31, 2024. If we were able to resume our research and development activities, we would expect our general and administrative expenses to increase, however, any future resumption of our historical research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. If we were to obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

●facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and supplies.

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

We expect that our research and development costs for 2025 will decrease compared to such expenses for the year ended December 31, 2024. Our research and development costs began to decrease significantly as a result of our recent determination to cease research and development activities. If we were able to resume research and development activities, we expect that our research and development costs would increase as we conduct any necessary preclinical studies, clinical trials and other development activities for KPI-012, KPI-014 or any other product candidate we may develop in the future. Any future resumption of our historical research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

If we were able to resume research and development activities, all of our existing research and development programs would be in the preclinical development stage. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. If we were able to resume research and development activities, we may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

Successful development and completion of preclinical studies and clinical trials is uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and future product candidate and are difficult to predict. If we able were to resume research and development activities, we would make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of product candidates and our ability to enter into collaborations with respect to each product candidate.

(Gain) loss on Fair Value Remeasurement of Contingent Consideration

In addition to the Deferred Purchase Consideration, consideration payable to the Combangio Equityholders includes potential payments of up to $105.0 million that are contingent upon the achievement of specified development, regulatory and commercialization milestones. As of September 30, 2025, of the up to $105.0 million in contingent milestone payments, we paid to the Combangio Equityholders an aggregate of $2.6 million in cash and $2.4 million in shares of common stock (representing an aggregate of 105,038 shares of our common stock) as a result of our dosing the first patient in our CHASE trial in February 2023, or the First Dosing Milestone. All potential milestone payments to the Combangio Equityholders are payable in cash going forward. Achievement and payment of any such potential future milestones to the Combangio Equityholders is dependent on the resumption of our research and development activities which would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

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

Grant Income

On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, or the CIRM Award, subject to entering into a final award agreement, to support Combangio’s KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received an initial $5.9 million disbursement from CIRM. In 2024, Combangio received an aggregate of $5.8 million in disbursements from CIRM upon the achievement of specified milestones. In April 2025 and

September 2025, Combangio received an additional disbursement of $2.3 million and $0.5 million, respectively, from CIRM upon the achievement of a specified milestone.

The CIRM Award was subject to a co-funding requirement under which Combangio was obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount. The remaining $0.6 million available under the CIRM Award was payable to Combangio only upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. Due to our determination to cease clinical development of KPI-012 for PCED, we will not receive the remaining $0.6 million disbursements available under the CIRM Award.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Costs and expenses:
General and administrative	$4,534	$4,400	$134
Research and development	6,127	5,168	959
(Gain) Loss on fair value remeasurement of contingent consideration	(4,833)	420	(5,253)
Impairment of right-of-use assets	1,411	—	1,411
Total operating expenses	7,239	9,988	(2,749)
Loss from operations	(7,239)	(9,988)	2,749
Other income (expense)
Interest income	270	570	(300)
Interest expense	(963)	(1,478)	515
Grant income	480	1,946	(1,466)
Other expense, net	(112)	—	(112)
Net loss	$(7,564)	$(8,950)	$1,386

General and administrative expenses

General and administrative expenses were $4.5 million for the three months ended September 30, 2025, compared to $4.4 million for the three months ended September 30, 2024, which was an increase of $0.1 million. The increase in general and administrative expenses for the three months ended September 30, 2025 was primarily due to an increase in administrative and professional service fees of $0.4 million, partially offset by a decrease in employee costs of $0.3 million.

Research and development expenses

The following table summarizes the research and development expenses incurred during the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
KPI-012 development costs	$2,210	$2,090	$120
Employee‑related costs	3,648	2,740	908
Other research and development costs	269	338	(69)
Total research and development	$6,127	$5,168	$959

Research and development expenses were $6.1 million for the three months ended September 30, 2025, compared to $5.2 million for the three months ended September 30, 2024, an increase of $1.0 million. The increase was primarily due to a $0.9 million increase in employee-related costs and a $0.1 million increase in KPI-012 development costs, partially offset by a $0.1 million decrease in other research and development costs.

(Gain) Loss on fair value remeasurement of contingent consideration

Gain on fair value remeasurement of contingent consideration for the three months ended September 30, 2025 was $4.8 million as compared to a loss of $0.4 million for the three months ended September 30, 2024, primarily due to the determination to cease development of KPI-012.

Impairment of right-of-use assets

Impairment of right-of-use assets for the three months ended September 30, 2025 was $1.4 million of expense related to the impairment of the right-of-use asset related to our Menlo Park lease.

Interest income

Interest income was $0.3 million for the three months ended September 30, 2025 and was $0.6 million for the three months ended September 30, 2024. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to the quantity and mix of investments and lower interest rates during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Interest expense

We incurred interest expense of $1.0 million for the three months ended September 30, 2025 and $1.5 million for the three months ended September 30, 2024. Interest expense for the three months ended September 30, 2025 and 2024 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the three months ended September 30, 2025, $26.9 million of indebtedness was outstanding under our Loan Agreement. During the three months ended September 30, 2024, $34.0 million of indebtedness was outstanding under our Loan Agreement.

Grant income

Grant income for the three months ended September 30, 2025 and 2024 was $0.5 million and $2.0 million, respectively, related to the CIRM Award. The decrease in grant income was due to the achievement of specified milestones under the CIRM Award and the timing of the associated costs related to the CHASE Phase 2b clinical trial.

Other expense, net

Other expense, net for the three months ended September 30, 2025 was a $0.1 million write-off of receivables we determined to be uncollectible.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Costs and expenses:
General and administrative	$13,770	$14,139	$(369)
Research and development	18,414	16,836	1,578
(Gain) Loss on fair value remeasurement of contingent consideration	(4,659)	549	(5,208)
Impairment of right-of-use assets	1,411	—	1,411
Total operating expenses	28,936	31,524	(2,588)
Loss from operations	(28,936)	(31,524)	2,588
Other income (expense)
Interest income	1,140	1,578	(438)
Interest expense	(3,135)	(4,391)	1,256
Grant income	3,377	4,001	(624)
Other expense, net	(112)	—	(112)
Net loss	$(27,666)	$(30,336)	$2,670

General and administrative expenses

General and administrative expenses were $13.8 million for the nine months ended September 30, 2025, comparable to $14.1 million for the nine months ended September 30, 2024, which was a decrease of $0.4 million. The decrease in general and administrative expenses for the nine months ended September 30, 2025 was primarily due to a $0.9 million decrease in employee costs, partially offset by a $0.3 million increase in administrative and professional service fees and a $0.2 million increase in stock-based compensation.

Research and development expenses

The following table summarizes the research and development expenses incurred during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
KPI-012 development costs	$7,527	$7,321	$206
Employee‑related costs for research and development personnel	10,033	8,348	1,685
Other research and development costs	854	1,167	(313)
Total research and development	$18,414	$16,836	$1,578

Research and development expenses were $18.4 million for the nine months ended September 30, 2025, compared to $16.8 million for the nine months ended September 30, 2024, which was an increase of $1.6 million. The increase was primarily due to a $1.7 million increase in employee-related costs and a $0.2 million increase in KPI-012 development costs, partially offset by a $0.3 million decrease in other research and development costs.

(Gain) loss on fair value remeasurement of contingent consideration

Gain on fair value remeasurement of contingent consideration for the nine months ended September 30, 2025 was $4.7 million as compared to a loss of $0.5 million during the nine months ended September 30, 2024, primarily due to the determination to cease development of KPI-012.

Impairment of right-of-use assets

Impairment of right-of-use assets for the nine months ended September 30, 2025 was $1.4 million of expense related to the impairment of the right-of-use asset related to our Menlo Park lease.

Interest income

Interest income was $1.1 million for the nine months ended September 30, 2025 and was $1.6 million for the nine months ended September 30, 2024. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to the quantity and mix of investments and lower interest rates during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Interest expense

We incurred interest expense of $3.1 million for the nine months ended September 30, 2025 and $4.4 million for the nine months ended September 30, 2024. Interest expense for the nine months ended September 30, 2025 and 2024 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the nine months ended September 30, 2025, $29.3 million of indebtedness was outstanding under our Loan Agreement until $2.3 million was repaid on June 26, 2025 resulting in an outstanding indebtedness of $26.9 million as of September 30, 2025. During the nine months ended September 30, 2024, $34.0 million of indebtedness was outstanding under our Loan Agreement.

Grant income

Grant income for the nine months ended September 30, 2025 and 2024 was $3.4 million and $4.0 million, respectively, related to the CIRM Award. The increase in grant income was due to the achievement of specified milestones under the CIRM Award and the timing of the associated costs related to the CHASE Phase 2b clinical trial.

Other expense, net

Other expense, net for the nine months ended September 30, 2025 was a $0.1 million write-off of receivables we determined to be uncollectible.

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

Registered Offerings

On March 3, 2023, we filed a shelf registration statement on Form S-3 with the SEC, or the 2023 Shelf Registration, which was declared effective on May 11, 2023. Under the 2023 Shelf Registration we may offer and sell up to $350.0 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units. In accordance with the terms of the Open Market Sale Agreement, dated January 19, 2023, between us and Jefferies, or the Open Market Sale Agreement, we may issue and sell, from time to time, shares of our common stock in an at-the-market equity offering through Jefferies, as sales agent, under the 2023 Shelf Registration.

From entry into the Open Market Sale Agreement and as of September 30, 2025, we sold an aggregate of 784,196 shares of our common stock under the 2023 Shelf Registration for total net proceeds of $7.0 million, none of which were sold during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, we sold an aggregate of 387,500 shares of our common stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of $2.5 million, none of which were sold during the three months ended September 30, 2024.

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

On September 29, 2025, we received the Default Notice, of event of default from Oxford Finance, with respect to that certain Loan Agreement. The Default Notice asserted that an Event of Default had occurred and was continuing under Section 8.3 (Material Adverse Change) of the Loan Agreement and alleged that other events of default under the Loan Agreement may exist. In the Default Notice, Oxford Finance declared by reason of the Event of Default, that all of our obligations under the Loan Agreement were immediately due and payable. In addition, the Default Notice indicated that our obligations under the Loan Agreement began accruing interest at the Default Rate (as defined in the Loan Agreement) effective immediately upon occurrence of the Event of Default. The total amount of our obligations under the Loan Agreement as of the date of the Default Notice that were accelerated and declared payable by Oxford Finance was $29.1 million, plus any additional interest due upon final payment and any expenses that become payable by us under the Loan Agreement.

On October 19, 2025, pursuant to the terms of the Loan Agreement, Oxford Finance informed us that it intended to foreclose on all of our remaining assets and that Oxford Finance would not consent to the Company’s use of cash for any reason other than for minimal payroll and related expenses pending Oxford Finance’s foreclosure of the Company’s assets. Oxford then swept substantially all of our cash resources from our bank accounts. On November 3, 2025, Oxford Finance informed us that it intended to pause its foreclosure of the Company’s assets and permitted us to use $125,000 of cash it previously swept to fund the negotiation and execution of the Convertible Loan Agreement and to fund preliminary preparation work on this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Convertible Loan Agreement

On November 9, 2025, we entered into a Convertible Loan Agreement with the Individual Lender, pursuant to which the Individual Lender provided us a convertible loan in the aggregate amount of up to $375,000. The sole purpose of the funds from the Individual Lender is to facilitate the negotiation and finalization of a potential additional financing transaction with the Individual Lender and for preparing and filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

CIRM Award

On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, subject to entering into a final award agreement, to support its ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received a $5.9 million disbursement from CIRM. In August 2024, December 2024, April 2025 and September 2025, Combangio received an additional $3.2 million, $2.5 million, $2.3 million and $0.5 million, respectively, in disbursements from CIRM upon achievement of specified milestones under the CIRM Award. Due to our determination to cease clinical development of KPI-012 for PCED, we will not receive the remaining $0.6 million disbursement amount available under the CIRM Award.

Combangio Acquisition

As a result of the acquisition of Combangio, we may be required to pay additional contingent consideration to the former Combangio Equityholders. Former Combangio Equityholders are entitled to receive from us, subject to the terms and conditions of the merger agreement, contingent consideration, which would become payable upon our achievement of various development, regulatory and sales milestones and as a result of certain cash royalty payment obligations which are in the mid-to-high single digits. The total potential maximum payout for the milestone payments which are contingent upon the achievement of specified development, regulatory and commercialization milestones is

$40.0 million and the total potential maximum payout for future sales-based milestone payments is an additional $65.0 million. To date, of the $40.0 million of contingent consideration payable upon achievement of specified development, regulatory and commercialization milestones, in March 2023 we paid to the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our common stock (representing an aggregate of 105,038 shares of our common stock) following dosing of the first patient in our CHASE trial in February 2023. The remaining amount of $0.1 million for this milestone was paid in cash in January 2024. Achievement and payment of any potential future milestones to the Combangio Equityholders is dependent on the resumption of our research and development activities which would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

For a full description of the consideration payable as a result of the Combangio Acquisition, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Note 3, “Fair Value of Financial Instruments”, of our condensed consolidated financial statements.

Other Contractual Obligations

Our other material cash requirements from known contractual and other obligations as of September 30, 2025 primarily related to our license agreement with Stanford University and our operating lease. For information related to our future commitments relating to our license agreement, see Note 14, “Commitments and Contingencies”, of our condensed consolidated financial statements. For information related to our future commitments for our lease related obligations, see Note 7, “Leases”, of our condensed consolidated financial statements.

Cash Flows

As of September 30, 2025 and December 31, 2024, we had $21.1 million and $51.2 million in cash and cash equivalents, respectively. As of September 30, 2025 and December 31, 2024, we had $26.9 million and $29.3 million, respectively, in indebtedness, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance. On October 19, 2025, pursuant to the terms of the Loan Agreement, Oxford Finance informed us that it intended to foreclose on all of our remaining assets and that Oxford Finance would not consent to the Company’s use of cash for any reason other than for minimal payroll and related expenses pending Oxford Finance’s foreclosure of the Company’s assets. Oxford then swept substantially all of our cash resources from our bank accounts. On November 3, 2025, Oxford Finance informed us that it intended to pause its foreclosure of the Company’s assets and permitted us to use $125,000 of cash it previously swept to fund the negotiation and execution of the Convertible Loan Agreement and to fund preliminary preparation work on this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Net cash used in operating activities	$(27,435)	$(24,784)	$(2,651)
Net cash used in investing activities	(15)	(139)	124
Net cash (used in) provided by financing activities	(2,635)	23,230	(25,865)
Net decrease in cash and cash equivalents	$(30,085)	$(1,693)	$(28,392)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $27.4 million, compared to $24.8 million for the nine months ended September 30, 2024, a decrease of $2.7 million, primarily due to a $1.4 million decrease in working capital and a $1.3 million increase in the net loss adjusted for non-cash charges. Notable working capital fluctuations included a $1.6 million increase in prepaid expenses and other current assets during the nine months ended September 30, 2025, as compared to a $0.1 million increase during the nine months ended September 30, 2024, primarily as a result of the payment of prepaid insurance and retention payments during the third quarter of 2025. This fluctuation in prepaid expenses and other current assets was partially offset by a decrease of $0.2 million in accounts payable and accrued expenses and other current liabilities fluctuations primarily due to the timing of payables.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was less than $0.1 million and $0.1 million, respectively. Net cash used in investing activities, in both periods, was related to purchases of property and equipment and other assets.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $2.6 million, primarily due to a $2.5 million repayment of principal and payment fee on our Loan Agreement and $0.1 million payment of issuance costs related to the sale of common stock and shares of our Series I Preferred Stock in our December 2024 private placement.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $23.2 million, largely consisted of $12.3 million of net proceeds from the sale of common stock and shares of our Series H Preferred Stock in our June 2024 private placement, $8.5 million of net proceeds from the sale of shares of our Series G Preferred Stock in our March 2024 private placement and $2.5 million of net proceeds from the sale of shares of our common stock through Jefferies under our at-the-market equity offering, partially offset by a $0.1 million payment for the First Dosing Milestone reflected in financing activities.

Funding Requirements and Going Concern

We expect that our cash and cash equivalents as of September 30, 2025, will not be sufficient to fund our operating expenses, lease and debt service obligations and capital expenditure requirements through November 2025. On October 19, 2025, pursuant to the terms of the Loan Agreement, Oxford Finance informed us that it intended to foreclose on all of our remaining assets and that Oxford Finance would not consent to the Company’s use of cash for any reason other than for minimal payroll and related expenses pending Oxford Finance’s foreclosure of the Company’s assets. Oxford then swept substantially all of our cash resources from its bank accounts. On November 3, 2025, Oxford Finance informed us that it intended to pause its foreclosure of the Company’s assets and permitted us to use $125,000 of cash it previously swept to fund the negotiation and execution of the Convertible Loan Agreement and to fund preliminary preparation work on this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. In addition, since these amounts are not expected to be sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern.

Subject to consummation of an additional financing transaction with the Individual Lender or another third-party, we plan to continue to comply with our filing obligations under the Securities Exchange Act of 1934, as amended, and resume its exploration of strategic options, which may include a sale, license, merger or other monetization of remaining assets, the seeking of additional financing or, subject to the availability of additional funding, the resumption of certain research and development activities. Any future resumption of our historical research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. We have engaged a financial advisor to advise on the exploration of strategic options. There can be no assurance that such exploration of strategic options will result in us pursuing a transaction or obtaining additional financing or that any such transaction or financing will be completed, nor as to the terms on which any such transaction or financing will occur, if at all. If we do not enter into any such transaction or financing prior to the utilization of the proceeds of the Convertible Loan Agreement, we expect that Oxford Finance will resume its efforts to foreclose on our assets.

Our board of directors may decide that it is in the best interests of its stockholders to commence bankruptcy or insolvency proceedings. It is highly unlikely that there will be cash available for distribution to our stockholders and we cannot assure you as to the amount or timing if distributions, if any.

Our research and development costs began to decrease significantly as a result of our recent determination to cease research and development activities. If we were able to resume research and development activities, we expect that our research and development costs would increase as we conduct any necessary preclinical studies, and as we conduct clinical trials and other development activities for KPI-012, KPI-014 or any other product candidate we may develop in the future. Any future resumption of our historical research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding.

If we obtain marketing approval for KPI-012, KPI-014 or any product candidates we may develop, we expect that our general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

If we were able to resume our research and development activities, our expenses will also increase if and as we:

●	initiate and progress any preclinical development programs under our MSC-S platform, including from our KPI-012 program and our KPI-014 program for certain ocular diseases;
●	scale up our manufacturing processes and capabilities to manufacture the clinical supply of KPI-012 and KPI-014;
●	seek regulatory approval for KPI-012 and KPI-014 for certain ocular diseases or any other indications in the United States and other jurisdictions;
●	grow our sales, marketing and distribution capabilities in connection with the commercialization of any product candidates for which we may submit for and obtain marketing approval;
●	conduct clinical trials and other development activities and/or seek marketing approval for any product candidates we may develop in the future;
●	in-license or acquire the rights to other products, product candidates or technologies;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel to support our operations;
●	expand our operational, financial and management systems; and
●	increase our product liability insurance coverage if we initiate commercialization efforts for our product candidates.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we were able to resume research and development activities, our expenses will increase from what we anticipate if:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from KPI-012, KPI-014 or any other product candidate we may develop for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, all of which require significant additional funding, including:

●	initiating and completing the preclinical and clinical development of KPI-012 and KPI-014 for certain ocular diseases and any other indications we determine to pursue;
●	subject to obtaining favorable results from preclinical studies and clinical trials of our product candidates, applying for and obtaining marketing approval of our product candidates;
●	successfully commercializing KPI-012, if approved;
●	discovering, developing and successfully seeking marketing approval and commercialization of any additional product candidates we may develop in the future;
●	hiring and building a full commercial organization required for marketing, selling and distributing those products for which we obtain marketing approval;
●	manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance, and obtaining and maintaining coverage and adequate reimbursement from third-party payors for any products we commercialize; and
●	obtaining, maintaining and protecting our intellectual property rights.

As a company, we have had limited experience commercializing products, and we may not be able to commercialize a product successfully in the future. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We may never succeed in the foregoing activities and we may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We could seek to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our Loan Agreement may limit our ability to obtain additional debt financing. Under our Loan Agreement, we are also restricted from incurring future debt, granting liens, making investments, making acquisitions, distributing dividends on our common stock, making certain restricted payments and selling assets and making certain other uses of our cash, without the lenders’ consent, subject in each case to certain exceptions. In addition, under the securities purchase agreements for our 2022, 2023 and 2024 private placements, we also agreed that we will not, without the prior approval of the applicable requisite purchasers, under such agreements, (i) issue or authorize the issuance of any equity security that is senior or pari passu to the Series E Preferred Stock, the Series F Preferred Stock, the Series G Preferred Stock, the Series H Preferred Stock and the Series I Preferred Stock with respect to liquidation preference, (ii) incur any additional indebtedness for borrowed money in excess of $1.0 million, in the aggregate, outside the ordinary course of business, subject to specified exceptions, including the refinancing of our existing indebtedness or (iii) pay or declare any dividend or make any distribution on, any shares of our capital stock, subject to specified exceptions.

We will need to raise additional capital to be able to resume research and development activities. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy. If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or current or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves or cease operations and, potentially, wind down the company under the bankruptcy laws or otherwise. If we were wind down the company under the bankruptcy laws or otherwise, we cannot assure our stockholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest. It is highly unlikely that there will be cash available for distribution to our stockholders and we cannot assure you as to the amount or timing if distributions, if any.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors set forth below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, which could materially affect our business, operating results or financial condition. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, operating results or financial condition.

Risks Related to Evaluation of Strategic Options and Bankruptcy Proceedings

Our exploration and pursuit of strategic options and additional financing may not be successful.

As described above, Oxford Finance swept substantially all of our cash resources from our bank accounts. Subject to consummation of an additional financing transaction with the Individual Lender or another third-party, we plan to continue to comply with its filing obligations under the Securities Exchange Act of 1934, as amended, and resume our exploration of strategic options, which may include a sale, license, merger or other monetization of remaining assets, the seeking of additional financing or, subject to the availability of additional funding, the resumption of certain research and development activities. Any future resumption of our historical research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. We have engaged a financial advisor to advise on the exploration of strategic options. There can be no assurance that such exploration of strategic options will result in us pursuing a transaction or obtaining additional financing or that any such transaction or financing will be completed, nor as to the terms on which any such transaction or financing will occur, if at all. If we do not enter into any such transaction or financing prior to the utilization of the proceeds of the Convertible Loan Agreement, we expect that Oxford Finance will resume its efforts to foreclose on our assets.

Our exploration of strategic options may not result in the realization of any value for our company or our stockholders. Even if we do consummate a strategic option, the value of our common stock and/or the amount of cash available for distribution to our stockholders, if any, will depend heavily on the proceeds derived from the strategic option, the timing of any distribution to stockholders, as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

Our board of directors may elect to commence bankruptcy or insolvency proceedings.

Our board of directors may decide that it is in the best interests of our stockholders to commence bankruptcy proceedings. It may be necessary for us to pursue bankruptcy proceedings under Chapter 7 of the United States Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. It is unlikely that there will cash available for distribution to stockholders in connection with a bankruptcy proceeding. Accordingly, holders of our common stock and other securities could lose all or a significant portion of their investment in the company.

We are substantially dependent on our remaining employees and consultants, along with any other advisors and consultants we may engage, to facilitate pursuit of strategic options and additional financing.

Our ability to successfully identify and consummate any strategic options and obtain additional financing, if any, depends in large part on our ability to retain our remaining employees and consultants along with any other advisors and consultants we may engage. One or more may terminate their engagement with us on short notice. The loss of the services of any of these individuals could potentially harm our ability to identify, evaluate and pursue strategic options and pursue potential additional financing.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as clinical trial results. These events may also result in investigations by the Securities and Exchange Commission. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect any of our remaining cash resources and our ability to consummate a potential strategic option or identify additional funding.

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and either a minimum stockholders’ equity of $2,500,000, or a minimum market value of our common stock of at least $35,000,000, or risk delisting, which would have a material adverse effect on our business. There are many factors that may adversely affect our ability comply with the requirements for continued listing. Many of these factors are outside of our control.

On November 10, 2025, we received another deficiency letter from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(2), or the Minimum MVLS Capital Requirement, for continued listing on

The Nasdaq Capital Market, as the market value of our listed securities was less than $35,000,000 for the previous 30 consecutive business days. Nasdaq also noted that we do not meet the alternative standards for continued listing on The Nasdaq Capital Market, as we do not have a stockholders’ equity of at least $2.5 million or net income from continued operations of at least $500,000 in the most recently completed fiscal year or for two of the three most recently completed fiscal years.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until May 11, 2026, or the Compliance Date, to regain compliance with the Minimum MVLS Capital Requirement. If, at any time before the Compliance Date, the market value of our listed securities closes at $35,000,000 or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to us that it has regained compliance with the Minimum MVLS Capital Requirement.

If we do not regain compliance with the Minimum MVLS Requirement by the Compliance Date, Nasdaq will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel, or the Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination to the Panel, such appeal would be successful. We may also fail to satisfy other Nasdaq listing requirements, which could result in Nasdaq initiating a process to delist our common stock.

A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to pursue a strategic option and raise capital through alternative financing sources on terms acceptable to us, or at all. In addition, any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market. Moreover, any delisting of our common stock from The Nasdaq Capital Market or a transfer of the listing of our common stock to another nationally recognized stock exchange having listing standards that are less restrictive than The Nasdaq Capital Market, in each case after a specified cure period, are additional events of default under our Loan Agreement.

We intend to monitor the market value of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum MVLS Capital Requirement. However, there can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements or that we will maintain compliance with the other Nasdaq Capital Markets listing requirements.

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

Item 6. Exhibits

Exhibit Index

EXHIBIT 10.1	-	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on October 2, 2025.

EXHIBIT 10.2	-	Convertible Loan Agreement, dated November 9, 2025, by and between the Registrant and David Lazar

EXHIBIT 31.1+	-	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Todd Bazemore, Principal Executive Officer of the Company.

EXHIBIT 32.2++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Mary Reumuth, Principal Financial Officer of the Company.

EXHIBIT 101.INS	-	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+ Filed herewith

++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA BIO, Inc.

Dated: November 19, 2025	By:	/s/ Todd Bazemore
Todd Bazemore
Principal Executive Officer

Dated: November 19, 2025	By:	/s/ Mary Reumuth
Mary Reumuth
Chief Financial Officer (Principal Financial and Accounting Officer)