Form 10-K
period 2025-12-31
KALA BIO, Inc.
filed 2026-04-15
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $24.6 million, based on the closing price of the registrant’s common stock on June 30, 2025.

There were 929,491,578 shares of common stock, par value $0.001 per share, outstanding as of April 10, 2026.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our plans and expectations regarding our pursuit of strategic options;
●	our ability to obtain additional financing;
●	our ability to monetize our assets;
●	our ability to continue as a going concern;
●	our ability to regain and maintain compliance with the Nasdaq listing standards;
●	our ability to retain our remaining employees, consultants, advisors;
●	our ability to resume research and development activities for our MSC-S platform if we were to execute a strategic transaction or obtain significant additional funding, and our ability to develop and commercialize the Researgency agentic AI research platform;
●	if we were to resume research and development activities, development efforts for KPI-012 and KPI-014 for potential ocular diseases;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	our plans and goals with respect to the AI platform business and the deployment of the Researgency agentic AI research platform, including the development of commercial arrangements with customers in the biotechnology and pharmaceutical industries;
●	if we were to resume research and development activities, the rate and degree of market acceptance and clinical utility of our product candidates and our estimates regarding the market opportunity for our product candidates, if approved;
●	our expectations regarding our ability to fund our operating expenses, lease and capital expenditure requirements with our cash on hand;
●	our intellectual property position;
●	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
●	the impact of government laws and regulations;
●	our competitive position;
●	developments relating to our competitors and our industry;

●	our business and business relationships; and
●	the potential impact of global economic and geopolitical developments on our business, operations, strategy and goals.

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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by us and third parties as well as our estimates of potential market opportunities. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunity for the Researgency agentic AI research platform and KPI-012 include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

●	The Company’s auditor has noted substantial doubt about our ability to continue as a going concern.
●	We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development efforts or cease operations.
●	If we were to resume research and development activities with respect to KPI-012, KPI-014 or any other product candidate, such activities would be subject to all of the risks inherent in the development of biologics and other pharmaceutical products, including the risk of clinical trial failure, regulatory rejection, manufacturing challenges, and the absence of adequate financing.
●	Our limited operating history and our limited experience in developing AI technology or biologics may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We are shifting our business to focus on developing an AI infrastructure platform for the biotech industry that may present risks to our business. We may not be successful in driving the global deployment and customer adoption of digital offerings, including AI-enabled software solutions.
●	We are at an early stage of development of our AI platform business and may be unable to successfully develop, commercialize, or generate revenue from Researgency.
●	Our Researgency business depends on an exclusive license for the Researgency platform, and the termination, modification, or invalidity of that license could materially harm our business.
●	Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.
●	Data security and privacy risks are heightened in our Researgency business given that our platform may process proprietary biological and clinical data of our customers.
●	Our plans to use our KPI-012 clinical development dataset as a proof-of-concept for Researgency may not generate the commercial benefits we expect, and may expose us to additional risks.
●	We may be unable to obtain and maintain patent protection for our technology or product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.
●	The market for AI platforms serving the biotechnology and pharmaceutical industries is intensely competitive, rapidly evolving, and may develop in ways that are adverse to our business.
●	KPI-012 is protected by patent rights exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our products, if any when approved, will be harmed.
●	If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate significant revenue will be materially impaired. Although we have suspended active clinical development of KPI-012 following the results of the CHASE Phase 2b clinical trial, we continue to evaluate opportunities to resume preclinical and clinical development activities, subject to the availability of additional financing and the identification of a suitable development partner. If we were to resume development activities and seek marketing approval for KPI-012 or any other product candidate, the marketing approval process would be expensive, time-consuming and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain marketing approval to commercialize KPI-012 or any product candidates we may develop in the future.
●	We have recently undertaken a cost reduction plan and may do s again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.
●	Our pursuit of strategic options with respect to our biologics asset portfolio and the development of our AI platform business may not be successful, and there can be no assurance that either strategy will generate value for our stockholders.
●	If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.
●	The price of our Common Stock is volatile and fluctuates substantially, which could result in substantial losses for purchasers of our Common Stock.
●	Cybersecurity risks are heightened for our AI platform business, which is designed to be deployed within customer IT environments and may process sensitive biological and clinical data.

Part I

Item 1.       Business

In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “our company,” “KALA,” “KALA BIO” and “Company” refer to KALA BIO, Inc. and its subsidiaries.

Overview

We are a biopharmaceutical company in transition, evaluating the development of a dedicated, on-premises artificial intelligence (AI) infrastructure platform for the biotechnology industry. Our current focus is leveraging our mesenchymal stem cell secretome (“MSC-S”) platform to test development of a scalable AI platform-as-a-service business to deploy secure, purpose-built AI systems directly within biotech and pharmaceutical client environments. We have historically been engaged in the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. Our lead product candidate was KPI-012, MSC-S, which we acquired from Combangio, Inc. (“Combangio”) on November 15, 2021. KPI-012 was in clinical development for the treatment of persistent corneal epithelial defects (“PCED”), a rare disease of impaired corneal healing. Based on the results of a Phase 1b clinical safety and efficacy trial of KPI-012 in patients with PCED, we submitted an investigational new drug application to the U.S. Food and Drug Administration (“FDA”), which was accepted in December 2022. In February 2023, we dosed our first patient in the United States in our CHASE (Corneal Healing After SEcretome therapy) Phase 2b clinical trial of KPI-012 for PCED (the “CHASE trial”). By September 2025, the CHASE trial did not meet its primary endpoints, and we determined to discontinue our development of KPI-012 and the MSC-S platform. We have since expanded upon our business to evaluate strategic alternatives for our legacy MSC-S assets and capitalize on the substantial intellectual property (IP), proprietary biological datasets, and research experience generated during the clinical trials by starting development of an AI platform.

On March 3, 2026 (subsequent to the fiscal year ended December 31, 2025), we entered into an exclusive license for the Researgency AI research platform (“Researgency”) from Younet AI (“Younet”), through which we intend to test and assess the feasibility of offering a dedicated AI infrastructure partner for the biotechnology industry. Our goal is to enable companies of all sizes to unlock the value of their proprietary biological data without surrendering control of it through the development of a specialized agentic AI research platform.

Strategic Transition

Suspension of Clinical Trial

On September 28, 2025, the board of directors of the Company (the “Board”) determined to cease development of KPI-012 and the MSC-S platform because the CHASE trial did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints, with no meaningful difference observed between either KPI-012 treatment arm and the placebo arm. In connection with such decision, we implemented a reduction in our workforce of approximately 19 employees, or approximately 51%.

Oxford Foreclosure and Workforce Terminations

On September 29, 2025, we received a notice of default under our senior secured credit facility with Oxford Finance LLC (“Oxford Finance”). Oxford Finance asserted its remedies under the Loan and Security Agreement, dated as of May 4, 2021, by and among us, Combangio and Oxford Finance, as lender and collateral agent (as amended, the “Loan Agreement”), including exercising control over substantially all of our cash, and informed us of its intention to foreclose on our remaining assets. As a result of these restrictions and the anticipated foreclosure process, we terminated substantially all of our remaining employees other than those needed to support limited activities associated with the foreclosure process.

Oxford Finance subsequently paused its foreclosure efforts to permit us to pursue a short-term financing transaction and related negotiations. In November 2025, we entered into a settlement arrangement with Oxford Finance, and in December 2025, we satisfied the amounts due under that arrangement, resolving the obligations under our credit facility with Oxford Finance. Also in November 2025, we entered into a short-term convertible loan arrangement with an individual lender to provide interim liquidity, which was repaid in full in December 2025.

Our current activities comprise of (i) evaluating strategic alternatives for our legacy MSC-S assets and related intellectual property and (ii) early-stage development of a prospective AI platform-as-a-service offering, Researgency, intended for deployment within biotechnology and pharmaceutical customer environments. While we intend to assess the commercial viability of offering dedicated, on-premises AI systems to biotechnology companies, there can be no assurance that we will successfully develop, commercialize or generate revenue from this initiative.

Younet AI Licensing Agreement and the Researgency Platform

Following the decision to suspend the CHASE trial, and as part of our strategic transition, on March 3, 2026 (subsequent to the year-end), we entered into an exclusive licensing agreement with Younet (the “Younet License Agreement”), pursuant to which we secured worldwide exclusive rights to Researgency, specifically adapted for biotechnology applications. Under our license for Researgency, we plan to evaluate whether the platform can be configured to support biotechnology research workflows and data-governance requirements. Specific technical configurations and commercialization plans, including pricing and service levels, remain under development and subject to customer requirements and applicable laws and guidance.

Changes in Leadership

During the fiscal year ended December 31, 2025, and through the date of this filing, the Company experienced significant changes in its executive leadership and the composition of its Board.

On February 11, 2025, Mark Iwicki resigned as Chief Executive Officer. The Board appointed Todd Bazemore as interim Chief Executive Officer and principal executive officer on the same date. On August 29, 2025, Mr. Bazemore was appointed as Chief Executive Officer and President of the Company and was elected as a Class II Director of the Board.

On October 19, 2025, in connection with a workforce reduction, the Board terminated Mr. Bazemore's employment as President and Chief Executive Officer, effective immediately. Mr. Bazemore continued to serve as a director of the Company and as the Company's principal executive officer.

On November 21, 2025, the Board terminated the employment of Mary Reumuth, the Company's Chief Financial Officer and Secretary. On the same date, the Board appointed David Lazar as Chief Executive Officer, principal executive officer, and principal financial officer of the Company, each effective in connection with the closing of the transactions contemplated by the November 2025 Purchase Agreement (as defined herein). Mr. Lazar was also elected as a Class II Director and the Chair of the Board, replacing Mr. Iwicki as Chair. Mr. Iwicki continued to serve as a director.

On December 19, 2025, each of Marjan Farid, M.D., Andrew I. Koven, Mark Iwicki, Todd Bazemore, C. Daniel Meyers, and Howard B. Rosen tendered their resignations as directors of the Company, each effective as of January 30, 2026. Pursuant to the terms of the November 2025 Purchase Agreement (as defined herein), AK Holdings Group Inc. (“AK Holdings”) had the right to nominate up to eight individuals to serve as directors of the Company. On January 30, 2026, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, appointed five nominees of AK Holdings as directors: Avi Minkowitz as a Class II Director, Hillel Posen and Chaim (Dovi) Berger as Class I Directors, and Yonatan Colman and Brendan Purdy as Class III Directors.

On February 2, 2026, Mr. Lazar resigned as Chief Executive Officer and Chief Financial Officer of the Company, effective immediately, while remaining a director. On the same date, the Board appointed Avi Minkowitz, a current director, as Chief Executive Officer and Chief Financial Officer. On February 16, 2026, Mr. Lazar resigned from the Board, effective immediately. Mr. Minkowitz currently serves as our Chief Executive Officer and Chief Financial Officer.

The Company’s Business Strategy

Our strategy is to pursue two complementary business lines: (i) the monetization of a proprietary biologics asset portfolio centered on the Company's MSC-S platform and its associated IP, and (ii) the development of the Researgency business, through which the Company intends to deploy Researgency to provide a dedicated, on-premises AI infrastructure solution for biotechnology and pharmaceutical companies. Key elements of our current strategy include:

●	Preserve and seek to monetize our MSC-S biologics asset portfolio. We are preserving our MSC-S platform intellectual property, including the KPI-012 and KPI-014 product candidates and related patents and know-how, and are evaluating strategic options with respect to those assets, including licensing, sale, out-licensing, collaboration, and other arrangements with one or more third parties. We may evaluate preclinical activities in the future if we secure additional funding and identify suitable development partners. We do not have any ongoing clinical trials as of the date of this filing.
●	Develop and aim to deploy Researgency as a dedicated biotechnology industry solution. Through our exclusive license for Researgency, we intend to serve as a dedicated AI infrastructure partner for biotechnology and pharmaceutical companies. Researgency is designed for on-premises deployment within client environments, enabling customers to leverage advanced AI capabilities while maintaining complete control over their proprietary biological data and intellectual property. We also intend to offer the platform on a platform-as-a-service basis, together with implementation support, maintenance subscriptions, and data analytics services, targeting mid-size biotechnology companies, contract research organizations, and pharmaceutical companies as our primary customer base. Any commercialization, pricing and feature set remain subject to further development, validation, applicable regulatory compliance and customer demand.
●	Evaluate Researgency using our proprietary KPI-012 research dataset. As an initial step toward potential commercialization of Researgency, we intend to use our accumulated KPI-012 clinical development dataset, which includes data from 79 patients across 37 clinical trial sites together with related regulatory submission materials, as a proof-of-concept validation environment. This self-validation approach is designed to generate reference case studies and to refine platform capabilities using real-world biotechnology research data prior to commercial deployment with external customers. There can be no assurance that these efforts will identify commercially actionable opportunities.
●	Pursue strategic arrangements across both business lines. We plan to pursue value-driven strategic transactions across both our biologics portfolio and our Researgency business, which may include licensing arrangements, collaborations, co-development agreements, and other strategic partnerships. With respect to our biologics portfolio, such transactions may include in-licensing or acquisition of complementary product candidates or technologies, particularly for rare ophthalmic diseases. With respect to our Researgency business, such transactions may include strategic partnerships with pharmaceutical companies, academic institutions, and other parties seeking dedicated AI research infrastructure.

Industry Background

The pharmaceutical and biotechnology sectors operate within regulatory frameworks where data management is a matter of compliance. Clinical trial data is governed by the FDA. Patient data must adhere to requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and, where applicable, other domestic and foreign privacy laws, as well as contractual and regulatory obligations applicable to research activities. Regulatory submission documents can be used as evidence in enforcement actions. Intellectual property in active development has commercial value that partly relies on maintaining confidentiality until patent approval or publication. Our goal is to utilize biotechnology research from experimental methods to intelligent, predictive systems designed to minimize risk, speed up timelines, and enhance outcomes throughout the therapeutic development process.

We believe our proposed AI initiatives may address certain operational challenges observed in biotechnology research and development as set forth below:

1.	Data Protection Requirements: Complex regulatory frameworks governing biological research data, requiring specialized security architectures and compliance monitoring systems.
2.	Patient Data Privacy Obligations: HIPAA, state privacy laws, the General Data Protection Regulation (“GDPR”), and other privacy regulations thus create stringent requirements for data handling, storage, and processing in clinical research contexts, the scope and application of which continue to evolve.
3.	Intellectual Property Security: Protection of proprietary research data, therapeutic targets, and competitive intelligence from unauthorized access or disclosure.
4.	Substantial Regulatory Compliance Costs: FDA submission requirements, clinical trial protocols, and regulatory pathway navigation represent significant operational expenses.
5.	Expensive Research Adaptation Requirements: Costs associated with modifying research protocols, clinical trial designs, informed consents and other study-related documents and therapeutic approaches based on evolving data and regulatory guidance.
6.	Complex Commercialization Processes: Multi-stage pathway from research discovery through regulatory approval to market introduction, requiring coordinated expertise across multiple domains.
7.	Extended Development Timelines: Multi-year development cycles create substantial capital requirements and opportunity costs for biotechnology companies.

We are evaluating AI capabilities, including autonomous task orchestration, integration with internal data sources and auditability, that may support biotechnology research workflows. Potential use cases under consideration include analysis of clinical datasets, literature synthesis and report generation within controlled environments. Any deployment would be designed to align with applicable regulatory expectations regarding clinical development, data integrity, validation and governance, to the extent such expectations are clarified and become applicable to our platform.

We anticipate that customer interest, if any, will focus on private deployments operated within customer infrastructure (on-premises or private cloud) so that proprietary data remain within the customer’s control. Features under evaluation include access controls, audit logging, model validation procedures and, where appropriate and permitted, fine-tuning on customer datasets with the customer retaining ownership of model artifacts. The specific features and capabilities offered may vary based on customer requirements, technical feasibility and applicable regulatory guidance.

Agentic AI and Private Enterprise LLM

One variation of “Agentic” AI is that it describes a system's ability to act on data. A typical AI assistant responds to questions when asked. An agentic AI system is generally designed to autonomously pursue specific goals, breaking down complex objectives into smaller tasks, completing each one step by one, assessing results, and adjusting its strategy based on what it learns along the way. Typical capabilities of agentic AI systems may include goal-directed execution, external tool and database integration, context persistence across extended workflows, self-correction when intermediate outputs fail to meet quality criteria, and multi-agent coordination in which specialized agents perform discrete tasks orchestrated into a unified deliverable.

In biotechnology research, this difference becomes practically important. Analyzing a failed clinical trial dataset for subgroup signals is a complex, multi-step process, involving loading and cleaning data, developing and testing hypotheses, cross-referencing findings with published literature, evaluating statistical significance, ranking results by biological plausibility, and preparing a structured report for scientific review. An agentic system can manage the entire workflow, while a conventional AI tool generally only answers individual questions.

A large language model (“LLM”) is a type of artificial intelligence trained on large volumes of text, which may include scientific literature, regulatory filings, clinical records, and financial documents. LLMs are designed to read, summarize, reason about, and generate language across a range of tasks by constructing internal representations of relationships between concepts, enabling them to synthesize information from multiple sources and produce analytical outputs. For example, when a researcher asks an LLM to identify patterns in a clinical dataset, a model maybe able reason through the data's structure, apply domain knowledge encoded during training, and produce interpretations more quickly than a human analyst.

A significant advance in enterprise AI is the development of deployment architectures that allow organizations to use models on their own proprietary data without sending it to external servers. Sending proprietary biological data, regulatory strategy documents, or unpublished efficacy results through a public AI interface introduces legal risks, intellectual property concerns, and potential regulatory non-compliance.

A private enterprise LLM deployment allows an organization to operate these models within its own infrastructure, whether on-premises or in a dedicated private cloud environment, so that proprietary data is not transmitted to external servers. This architecture is intended to mitigates the intellectual property, data sovereignty, and regulatory compliance risks associated with processing sensitive information, including unpublished clinical results, regulatory strategy documents, and other proprietary biological data. A private deployment may also enable, where appropriate and permitted by applicable governance requirements, fine-tuning of the model on the organization's proprietary datasets, with the organization retaining full ownership of any resulting model artifacts. Fine-tuning may allow the model to reason over organization-specific data, such as internal trial documentation, regulatory submissions, and laboratory results, with the same depth applied to publicly available information.

The Researgency Platform

Through our license for Researgency, we plan to evaluate whether the platform can be adapted to meet biotechnology research workflow, data security and governance requirements observed in our historical operations. We are in the early stages of assessment and have not recognized revenue from this initiative.

Younet: The Infrastructure Layer for Private Enterprise AI

Our ability to commercialize Researgency depends in part on Younet’s performance of development and infrastructure obligations and our successful integration, validation and deployment of the licensed technology for biotechnology research workflows. Researgency is intended to operate on infrastructure provided by Younet, which provides a technical environment for private enterprise AI deployment. For many biotechnology organizations, this is not a core competency, and the development costs and timelines are prohibitive. Under the Researgency license, Younet may provide certain infrastructure components that support private enterprise AI deployment, including model hosting, secure environments, data ingestion pipelines, retrieval systems, access controls, audit logging and maintenance. Any commercial offering would be designed to permit customers to control their proprietary data within their own environments. Specific terms and service levels will be finalized if and when we enter into customer agreements.

KPI-012 Dataset for Researgency

We expect to first evaluate the platform using our accumulated research data from the KPI-012 development program. Potential objectives include assessing platform functionality with real-world biotechnology data, informing future development priorities and, if appropriate, preparing internal case studies. This approach offers several expected strategic benefits including: (1) validating platform capabilities with real-world biotechnology data, (2) creating reference case studies for commercial use, (3) refining platform functionality based on actual research needs, and (4) demonstrating value creation from previously unsuccessful therapeutic development programs. These efforts may not result in commercially deployable features.

The KPI-012 dataset includes comprehensive clinical trial data from 79 patients across 37 sites, regulatory submission materials, safety profiles, efficacy metrics, and documentation of interactions with the FDA, which produces a vast amount of biological and clinical data. While the CHASE trial did not outperform placebo on the primary endpoint, we plan to analyze the dataset for potential signals, including subgroup responses, biomarkers, dosing or safety insights. Such analyses are exploratory and may not support further development.

Core features of KALA’s goals include:

●	Multi-agent orchestration for biotechnology workflows (e.g., elements of regulatory submissions, clinical trial design and data analysis).
●	Integration with biomedical databases, regulatory repositories and clinical research datasets.
●	Audit trails, access controls and validation procedures designed to support compliance frameworks; accountability for compliance would remain with the sponsor organization.
●	On-premises or private-cloud deployment options intended to support data sovereignty.
●	Mechanisms for ongoing enhancement based on customer data, with data privacy and isolation.
●	Application programming interfaces (APIs) for integration with laboratory information management, clinical trial management and regulatory submission systems.

We are evaluating specialized functional modules potentially applicable to biotechnology and pharmaceutical research, including:

●	Clinical Trial Intelligence: AI agents that may specialize in protocol design, patient stratification, site selection, and regulatory submission preparation, potentially drawing on validated clinical development experience.
●	Regulatory Pathway Optimization: Analysis of FDA guidance, submission requirements, and approval pathways using predictive modeling that may help to estimate regulatory success likelihood; conclusions will not be guaranteed, and accountability for compliance would remain with the sponsor organization.
●	Biological Data Analysis: Advanced pattern recognition and hypothesis generation using biological datasets from KALA's clinical programs and regulatory submissions.
●	Intellectual Property Management: Patent landscape analysis, competitive intelligence monitoring, and IP strategy development capabilities that may be integrated with research discovery processes.
●	Safety and Efficacy Modeling: Predictive analytics that may help forecast therapeutic safety profiles and efficacy based on validated clinical trial data and regulatory feedback; conclusions will not be guaranteed.

●	Commercialization Strategy: Market analysis, competitive positioning, and go-to-market planning tailored specifically for biotechnology therapeutic development.
•	Responder Analysis: Exploratory evaluation of biological plausibility in identified subgroups to inform any internal assessment of whether a targeted re-development program is scientifically warranted.
•	Investment Recommendation: Evidence-based analyses on whether KPI-012 or KPI-014 warrants additional investment or out-licensing to a strategic partner.
•	Partner-Ready Data Package: A structured data set suitable for sharing with potential licensing partners, co-development collaborators, or IP acquirers, subject to appropriate confidentiality and data-protection controls.

Our platform is being designed for use in customer environments that may include proprietary biological datasets, clinical trial data, draft regulatory submissions and other sensitive materials. As such, our product development emphasizes auditability, access controls, logging, and data-handling configurations intended to support customer compliance with applicable privacy, data-governance and research-integrity frameworks. We anticipate that customers will retain ownership and control over their data and, where applicable, any customer-specific model artifacts produced within their environment.

The Placebo Response Question

Our early approach focuses on early testing as to whether the CHASE trial had an unusually high placebo response rate, which is a well-documented phenomenon in eye disease trials. The act of applying any drop, combined with increased clinical attention, can produce meaningful improvement in the control arm, making it difficult for an active treatment to demonstrate statistical superiority. In such event, even a well-conducted responder subgroup analysis will not salvage the program. However, this is what the data review is intended to identify. We believe this analysis is useful to making go/no-go decisions, communicating transparently with future partners or licensors, and avoiding further capital investment in a structurally compromised trial design. There is no assurance that any such assessment will support further development.

Phased Implementation Strategy

Our implementation roadmap adopts a structured, phased approach with internal milestones, metrics and decision points. The timing and scope of each phase will depend on product development progress, funding and customer interest. There can be no assurance that we will be successful in executing any phase of this strategy, and our ability to do so is subject to significant risks and uncertainties, including the risks described in the “Risk Factors” section of this Annual Report on Form 10-K.

Phase 1 Goals: Self-Validation and Platform Refinement (next ~1-6 months)

•	Deploy the platform on our KPI-012 dataset for internal evaluation
•	Initiate development of internal case studies and assess feasibility of agent-based workflows
•	Refine capabilities based on observed research needs and technical performance
•	Develop validation and governance documentation aligned with applicable regulatory expectations
•	Explore scientific collaborations to reassess potential development pathways
•	Internal Metrics: Data processing accuracy benchmarks, system performance and documentation completeness

Phase 2 Goals: Strategic Customer Acquisition (next ~12 months)

•	Engage with potential pilot customers to evaluate implementation feasibility and develop case studies

•	Define pricing, support and customer success metrics
•	Expand capabilities based on feedback and market requirements
•	Internal Metrics: Engagement pipeline, pilot outcomes, satisfaction indicators and utilization measures

Phase 3 Goals: Market Expansion and Scale (~2027 onwards)

1.	Grow active customer base across target segments, if Phases 1–2 support commercialization
2.	Develop strategic partnerships with pharmaceutical companies and CROs
3.	Expand capabilities and market reach through product development and partnerships
4.	Internal Metrics: Revenue scale, competitive positioning and partnership development

Our Historical Business

KPI-012 and our MSC-S Platform

Prior to our strategic transition, our lead product candidate was KPI-012, a novel, human bone-marrow derived MSC-S composed of biologically active components secreted from mesenchymal stem cells, such as growth factors, protease inhibitors, matrix proteins and neurotropic factors, that had been shown in preclinical studies by Combangio to facilitate corneal healing. KPI-012 had received Orphan Drug and Fast Track designations from the FDA for the treatment of PCED in April 2023.

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

Our Previous Clinical-Stage Product Candidate

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

CHASE 2b Clinical Trial of KPI-012

Our initial goal was to develop KPI-012 for the treatment of PCED. Combangio completed a Phase 1b clinical efficacy trial in nine patients with PCED in Mexico City, Mexico. Based on the results of this Phase 1b clinical trial, we had initiated a full preclinical development program and submitted an Investigational New Drug (“IND”) application to the FDA for KPI-012, which was accepted in December 2022. In February 2023, we dosed the first patient in the CHASE trial of KPI-012 in patients with PCED in the United States. The CHASE trial was comprised of two patient cohorts. On March 27, 2023, we announced positive safety data from the first cohort of the CHASE trial, which was an open-label study to evaluate the safety of the high dose of KPI-012 ophthalmic solution (3 U/mL) dosed topically QID in two patients. Both patients in the first cohort successfully completed eight weeks of dosing with no safety issues observed.

The second cohort of the CHASE trial was a multicenter, randomized, double-masked, vehicle-controlled, parallel-group trial to evaluate the safety and efficacy of two doses of KPI-012 ophthalmic solution (3 U/mL and 1 U/mL) versus vehicle dosed topically QID for 56 days in approximately 90 adult patients with PCED. The trial had an 8-week treatment period with evaluations at frequent times during the dosing period and at 10 weeks and 26 weeks. We previously opened 45 trial sites for the CHASE trial in the United States and initiated clinical trial sites in Argentina . The primary endpoint of the CHASE trial was the complete healing of the PCED as measured by corneal fluorescein staining using a central-reading center assessment of corneal fluorescing staining photographs.

Phase 1b Clinical Trial Results of KPI-012

Combangio had conducted a Phase 1b clinical trial of KPI-012 in Mexico City, Mexico during 2020 and 2021, consisting of three subjects without active corneal disease, or the safety cohort, who were dosed twice a day (1 U/mL) for one week and nine patients with PCED, or the PCED cohort, who were dosed twice a day (1 U/mL) for up to eight weeks. Key inclusion criteria for the PCED cohort included subjects with bilateral corneal burns who could only have one eye entered into the clinical trial; subjects whose previous treatment were stopped except for the study medication; and subjects with PCED of at least 10 days without improvement from one or more conventional non-surgical treatments in the study eye due to any of the following: NK (provided there was no active herpetic infection of the eye in the prior three months), corneal burns (alkali, acid, and thermal), post-photorefractive keratectomy, post-corneal transplant surgery, corneal epithelial debridement resulting from diabetic vitrectomy surgery, trauma, keratoconjunctivitis sicca, Sjögren's, or corneal cross-linking.

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

KPI-012 Preclinical Studies and Results

KPI-012 was previously evaluated by Combangio in a number of preclinical studies. In these studies, KPI-012 promoted rapid ocular re-epithelialization and mitigated scarring and neovascularization in a number of well-established animal models.

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

In vivo Mechanical Wound Studies of Activity

Combangio also previously evaluated the activity of KPI-012 in a mechanical corneal injury mouse model. In this model, a circular area on the surface of the cornea was debrided (mechanically scraped) to remove the epithelial layer and create a circular wound.

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

Potential Indications for KPI-014

Based on the manufacturing and delivery expertise gained from KPI-012 development, we had also initiated preclinical studies under our KPI-014 program to evaluate the utility of our MSC-S platform for inherited retinal degenerative diseases, such as Retinitis Pigmentosa and Stargardt Disease. These preclinical activities have since been suspended in connection with our determination to cease development of KPI-012 and our MSC-S platform.

MSC-S therapies have shown great promise to treat inherited retinal diseases (“IRDs”), with the recognition that they function through their secretome (i.e., the secretion of paracrine factors that enhance retinal cell function and survival). We believe an MSC-S engineered for intravitreal delivery may provide an improved treatment option for IRDs as compared to the traditional MSC-based approach.

IRDs are associated with mutations in over 280 different genes, where each IRD has one or more mutations that cause disease onset and results in vision loss. It is projected that over 200,000 individuals in the United States alone suffer from IRDs. While significant progress has been made with gene therapies, these are typically limited to a single gene or mutation. With over 280 different IRD-associated genes, a therapy broadly effective for most IRDs does not currently exist, leaving patients with little-to-no options to slow disease progression and vision loss. We were previously developing KPI-014 with the goal of providing a broad, genotype-agnostic, therapeutic benefit to reduce vision loss and improve quality of life for patients suffering from inherited retinal degenerative diseases.

Competition

Competition in Artificial Intelligence Platform Services

The market for artificial intelligence platforms serving the biotechnology and pharmaceutical industries is rapidly evolving and intensely competitive. We expect to face competition from companies that have developed, or are developing, AI platforms and tools specifically designed for drug discovery and development, as well as from large technology companies offering general-purpose AI infrastructure solutions. Many companies that have developed AI-enabled drug discovery and research platforms have developed computational platforms designed to accelerate drug discovery and development. Many of these companies have significantly greater financial resources, larger research and development teams, and more established commercial relationships than we do. We believe that the key competitive factors in the AI platform market for biotechnology include data sovereignty architecture, depth of domain expertise in biotechnology regulatory affairs and clinical development, breadth of functional platform capabilities, pricing, and the availability of validated reference use cases. We believe that our on-premises deployment architecture, combined with the domain expertise and proprietary biological datasets we have accumulated through our own clinical development programs, provides meaningful differentiation from existing competitors. However, there can be no assurance that we will be able to successfully compete in this market or that competitors will not develop superior technologies or capabilities before we are able to establish a commercial presence.

Biotechnology and Pharmaceutical Competition

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

Sales and Marketing

We have not yet established a commercial organization or distribution capabilities. With respect to our AI platform business, we intend to develop a direct sales capability targeting biotechnology and pharmaceutical companies, contract research organizations, and academic research institutions. We intend to supplement our direct sales efforts with strategic partnerships and channel arrangements as the AI platform business matures. With respect to any biologics product candidates that we may develop or acquire in the future, we would seek to establish appropriate sales and marketing capabilities at the time of any regulatory approval, either directly or through third-party arrangements.

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

As of March 13, 2026, we owned eight U.S. issued patents and seven U.S. patent applications, as well as two foreign patents and 49 foreign patent applications (including pending Patent Cooperation Treaty, or PCT, applications). We exclusively licensed one U.S. patent, as well as one foreign patent and one foreign patent application including original filings, continuations and divisional applications. Our patent portfolio includes the following patents and patent applications that we own or exclusively license:

●	Eight U.S. patents, seven U.S. patent applications, and two foreign patents and 49 related foreign patent applications, all relating to pharmaceutical compositions including KPI-012 for treating ocular conditions, which are owned by us, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2040; and
●	One U.S. patent, one foreign patent, and one foreign patent application, all related to secreted stem cell factors for tissue repairment and regeneration, and which are exclusively in-licensed from Stanford University, and which, if granted with respect to the patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, are expected to expire beginning in 2038;

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

Licensing and Other Arrangements

EYSUVIS and INVELTYS Milestone Payments

We previously developed and commercialized two marketed products, EYSUVIS® (loteprednol etabonate ophthalmic suspension) 0.25% (“EYSUVIS”), for the short-term (up to 2 weeks) treatment of the signs and symptoms of dry eye disease, and INVELTYS® (loteprednol etabonate ophthalmic suspension) 1% (“INVELTYS”), a topical twice-a-day ocular steroid for the treatment of post-operative inflammation and pain following ocular surgery. Both products applied a proprietary mucus-penetrating particle drug delivery technology (the “AMPPLIFY® Drug Delivery Technology”).

On July 8, 2022, we sold to Alcon Pharmaceuticals Ltd. and Alcon Vision, LLC (together, “Alcon”), the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit the AMPPLIFY Drug Delivery Technology (collectively, the “Commercial Business”) pursuant to an asset purchase agreement (the “Alcon Asset Purchase Agreement”). We are eligible to receive from Alcon up to four commercial-based sales milestone payments related to the aggregate worldwide net sales of EYSUVIS and INVELTYS in time frames ranging from 2023 to 2029. Each milestone payment is payable once upon the first time such milestone is achieved, and only one milestone payment may be paid with respect to a calendar year. To date, no milestones have been achieved, and we have not received any milestone payments from Alcon.

Stanford University License Agreement

As part of our acquisition of Combangio, we acquired Combangio’s exclusively in-licensed patent portfolio from Stanford University. In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 (as amended, the “Stanford Agreement”). Pursuant to the license agreement with Stanford, or the Stanford Agreement, we hold a worldwide, exclusive, sublicensable license under certain patent rights, or licensed patents, directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products that are covered by the licensed patents, or licensed products, for use in all fields.

Under the Stanford Agreement, we owe Stanford certain milestone payments upon the achievement of specified development and regulatory milestones and specified sales milestones, as well as certain fees and royalties. A milestone payment to Stanford was triggered by the commencement of the CHASE trial in the United States. Stanford is also entitled to receive tiered royalties from us in a low single digit percentage range of our, our affiliates’ and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country and licensed product-by-licensed product basis, until the last-to-expire valid claim of a licensed patent covering such licensed product in the country of manufacture and sale. Additionally, we are required to pay Stanford a low double-digit percentage of certain consideration we receive as a result of granting sublicenses to the licensed patents.

Pursuant to the Stanford Agreement, Stanford retains the right, on behalf of itself, Stanford Health Care, Lucile Packard Children’s Hospital at Stanford, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose. In addition, the United States government retains nonexclusive rights under the licensed patents to practice or have practiced the licensed patents by or on behalf of the United States government or on behalf of any foreign government or international organization pursuant to treaty or agreement.

Combangio Merger Agreement

Pursuant to the Agreement and Plan of Merger (the “Combangio Merger Agreement”), we entered into with Combangio in connection with the acquisition of Combangio in November 2021, the former Combangio stockholders or other equityholders (the “Combangio Equityholders”), are entitled to receive from us up to $105.0 million in payments that are contingent upon the achievement of specified development, regulatory and commercialization milestones (the “Contingent Consideration”)..

Upon dosing of the first patient in our CHASE trial for PCED in the United States in February 2023, we paid the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our Common Stock (representing an aggregate of 105,038 shares of our Common Stock ) in March 2023. The remaining amount of $0.1 million was paid in cash in January 2024. Any Contingent Consideration payable under the Merger Agreement in the future will be paid only in cash as follows:

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

CIRM Award

Our development of KPI-012 was funded, in part, by an award from the California Institute for Regenerative Medicine (“CIRM”). On August 2, 2023, Combangio entered into an award agreement with CIRM for a $15.0 million grant (the “CIRM Award”), to support the KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. The CIRM Award was subject to a co-funding requirement to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount, with a significant portion of the award is payable upon the achievement of specified milestones that are primarily related to the progress in conducting the CHASE clinical trial. Additionally, there were significant compliance requirements associated with the CIRM Award, such as reporting, notification, recordkeeping and audit requirements, for which internal and external resources may be needed and which may increase our costs of doing business.

Under the CIRM Award, if we fail to satisfy the co-funding requirement under the CIRM Award or fail to achieve the milestones within the timeframe required by the CIRM Award, we may not receive full funding under the CIRM Award. CIRM may permanently cease disbursements under the CIRM Award if the milestones are not met within four months of their scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Moreover, disbursements under the CIRM Award are contingent upon the availability of funds in the state of California’s Stem Cell Research and Cures Fund, which is outside of our control.

On September 29, 2025, we announced that the CHASE trial of KPI-012 for the treatment of PCED did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any meaningful difference between either KPI-012 treatment arm and the placebo arm. Based on the CHASE trial results, we determined to cease development of KPI-012 and our MSC-S platform. As of December 31, 2025, no more funding is expected under the CIRM Award.

Government Regulation

Our business is subject to an evolving regulatory landscape. Although we do not currently believe Researgency constitutes a medical device, customer use of AI-generated analyses to inform drug discovery, clinical trial design, or regulatory submissions may implicate FDA expectations for credibility, reproducibility and explainability of analyses used in regulated activities the scope of which remains uncertain. In addition, deployment within customer environments may involve personal data subject to U.S. federal and state privacy laws (including HIPAA and the CCPA/CPRA) and foreign privacy regimes (including the GDPR), as well as emerging U.S. federal and state AI-specific statutes and regulations, each of which is subject to ongoing interpretation and enforcement priorities that may change over time.

In addition, our existing clinical trial data and IP, and any future clinical trial development is governed by government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, reimbursement and import and export of biopharmaceutical products and certain artificial intelligence and machine learning platforms intended for use in life sciences. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure.

U.S. Government Regulation of Artificial Intelligence in Life Sciences

In connection with our strategic decision to prioritize our Researgency business through the Researgency License, we are subject to a rapidly evolving regulatory environment governing the use of artificial intelligence and machine learning in life sciences applications. Although we do not believe Researgency would be considered a medical device, it is expected to be designed for deployment within biotechnology and pharmaceutical client environments to process proprietary biological data and clinical trial datasets, and its outputs may be used to inform or support drug discovery, clinical trial design, and regulatory submissions by our customers. As a result, both the platform itself and its use cases may implicate a range of existing and emerging regulatory frameworks.

The FDA has issued guidance on the use of artificial intelligence and machine learning in drug development and in medical devices, including a framework for AI/ML-based software as a medical device (SaMD). Although we do not currently believe that our AI platform constitutes a medical device or SaMD, the FDA's regulatory framework in this area is evolving, and future guidance or rulemaking could expand the scope of FDA oversight to encompass AI platforms used in connection with drug discovery or clinical development activities. In October 2023, the FDA issued a discussion paper on the use of AI in drug manufacturing, and in March 2024, the FDA published a draft guidance on the use of AI and machine learning in the development of drug and biological products. These and other regulatory initiatives may impose requirements on AI platforms that are used to generate outputs in support of regulatory submissions, clinical trial design, or other activities subject to FDA, or similar state or foreign regulatory authority, oversight.

In addition, because Researgency is designed for on-premises deployment within client environments and may process proprietary biological data, clinical trial datasets, and other sensitive information of our biotechnology and pharmaceutical customers, the platform may be subject to data privacy and security requirements, including obligations that may arise under HIPAA, the GDPR, the CCPA, and other applicable federal, state, and international privacy laws that govern the handling of protected health information and other sensitive personal data. The regulatory landscape for data privacy is rapidly evolving, with numerous states having enacted or considering consumer data privacy statutes. We may also be subject to emerging state and federal legislation specifically governing the use of artificial intelligence, including requirements related to algorithmic transparency, bias testing, and disclosure obligations. The regulatory landscape for AI products is rapidly evolving in the United States and internationally, including through the EU Artificial Intelligence Act which establishes a risk-based governance framework for AI in the EU market, and there is significant uncertainty regarding the nature and scope of future AI-related regulation.

Furthermore, our customers' use of outputs generated by Researgency in their own regulatory submissions, clinical trial protocols, or product development activities may subject those outputs to scrutiny by the FDA and other regulatory authorities. To the extent the FDA or other regulators require that AI-generated analyses or recommendations used in regulatory submissions meet specific standards of credibility, reproducibility, or explainability, our platform may need to be designed and validated to satisfy those standards. If we are unable to meet such requirements, or if the regulatory environment develops in a manner that restricts the use of AI-generated outputs in drug development, our ability to commercialize the AI platform and generate revenue from our target customers could be adversely affected. We intend to monitor regulatory developments and adapt our platform capabilities as appropriate, but there can be no assurance that we will be able to anticipate or respond to all applicable requirements in a timely or cost-effective manner..

Our AI platform may incorporate or rely upon third-party LLMs or other machine learning technologies. LLMs process large amounts of data, including potentially sensitive customer information. Unauthorized access to or a breach of LLM software or related systems could lead to significant legal and financial repercussions. LLMs may produce incorrect, inaccurate or misleading outcomes, sometimes referred to as “hallucinations,” and the ongoing accuracy and reliability of AI-generated outputs is critical for the effectiveness of our platform. Inaccurate or unreliable outputs could lead to customer dissatisfaction, reputational harm, reduced demand for our platform and potential legal liabilities. Furthermore, rapid advancements in AI technology could render our existing LLM-powered tools obsolete, requiring the licensing or development of replacement technologies at significant cost.

LLMs and other AI models are typically trained on large datasets that may contain biases, and these biases can be reflected in the output of AI systems, potentially leading to ethical concerns, reputational harm, unfair or discriminatory outcomes, and potential liability. There may also be real or perceived social harm or other outcomes that undermine public confidence in the use and deployment of AI technologies. Any of the foregoing may result in decreased demand for our platform, harm to our reputation, regulatory scrutiny or legal action.

Our platform involves the collection, storage and transmission of confidential and proprietary information belonging to our customers, including personal identifying information, clinical trial data and other sensitive business data. Our systems may be targeted in cyber-attacks, including computer viruses, phishing attacks, malicious software programs, distributed denial of service attacks and other information security breaches, which could result in unauthorized access to, or release, monitoring, misuse, loss or destruction of, sensitive data. If threat actors are able to circumvent our security measures, sensitive data may be compromised. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and may utilize advanced technologies including AI, we may not be able to anticipate these techniques and implement adequate preventative or protective measures. Any actual or perceived breach of our security could damage our reputation, cause existing customers to discontinue the use of our platform, prevent us from attracting new customers, or subject us to third-party lawsuits, regulatory investigations, fines or other actions or liabilities.

U.S. Government Regulation of Biological Products

In the United States, biological products, or biologics, are licensed for marketing by the FDA under the Public Health Service Act, or the PHSA, and regulated by the FDA under the Food, Drug and Cosmetic Act, or FDCA. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. Although the Company has suspended active clinical development of KPI-012 and its MSC-S platform following the results of the CHASE Phase 2b clinical trial, the Company retains its biologics intellectual property portfolio, including its existing IND, and continues to evaluate opportunities to resume preclinical and clinical development activities, subject to the availability of additional financing and the identification of a suitable development partner. Accordingly, the regulatory framework governing biological products remains relevant to the Company's business. A sponsor seeking approval to market and distribute a new biologic in the United States must satisfactorily complete each of the following steps:

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

Healthcare Laws and Regulations

Arrangements with providers, consultants, third-party payors and customers may be subject to numerous federal and state healthcare laws, including broadly applicable fraud and abuse, anti-kickback, false claims, transparency, patient privacy, and other healthcare laws and regulations that may constrain business and/or financial arrangements. These laws include, among others, the federal Anti-Kickback Statute; federal civil and criminal false claims laws, including the False Claims Act; HIPAA and related privacy and security regulations; the federal false statements statute; the Foreign Corrupt Practices Act; the Physician Payments Sunshine Act; and analogous state and foreign laws. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. The scope and enforcement of federal and state healthcare laws and regulations are broad and often uncertain and subject to change. Violations of any such federal and state healthcare laws and regulations may include, among other things, penalties such as civil or criminal penalties, monetary damages, or exclusion from participation in government contracting, healthcare reimbursement or other government programs.

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we may conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Additionally, state attorney generals (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. Further, there are a number of state laws governing confidentiality and security of health information and personal information that may be applicable to our business including any new laws and regulations governing privacy and security may be adopted in the future as well.

Because of the breadth of these laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices, our AI platform development, and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Human Capital

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled workforce. As of December 31, 2025 and March 31, 2026, we had a total of 6 full-time employees. As of the date of this Annual Report on Form 10-K, we have 3 full-time employees. We continually evaluate our business needs and opportunities and balance in-house expertise and capacity with outsourced expertise and capacity.

Following the reduction in our employees in September 2025, we focus our human-capital objectives on (i) recruiting and retaining personnel with expertise in AI engineering and architecture, data governance and security, quality and compliance, and biotechnology informatics; (ii) maintaining an ethical, compliance-oriented culture appropriate for companies operating in regulated life-sciences environments; and (iii) providing role-appropriate training related to data integrity, privacy and security, and workplace safety. We believe these measures are important to our ability to execute our strategic transition. We also engage third-party service providers, as needed, for specialized development and regulatory support. We value the health, safety and wellbeing of our employees and their families.

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

Available Information

Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

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

Risks Related to Our Financial Position and Need for Additional Capital

The Company’s predecessor auditor noted substantial doubt about our ability to continue as a going concern.

The Company has a history of recurring losses and negative cash flows from operations, and experienced significant liquidity constraints in 2025, including in connection with its debt arrangement with Oxford Finance LLC, which required management to evaluate the Company’s ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As described in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $694.9 million as of December 31, 2025 and had previously disclosed going concern uncertainty during the first, second, and third quarters of 2025. As of the date of this annual report, management concluded that, after considering its plans and recent developments, substantial doubt about the Company’s ability to continue as a going concern was alleviated for the twelve months following the date the consolidated financial statements were issued.

There can be no assurance, however, that management’s plans will be successfully implemented or that the Company will be able to generate sufficient cash flows to meet its obligations as they become due. If the Company is unable to maintain sufficient unrestricted cash and working capital, satisfy or refinance existing obligations, or otherwise obtain additional capital when needed on acceptable terms (or at all), it may be required to delay, reduce or terminate planned activities, pursue strategic alternatives on unfavorable terms, or seek protection under applicable insolvency laws. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows from operations since our inception. We expect to incur additional losses and may never achieve or maintain profitability.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $27.0 million and $38.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $694.9 million. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our initial public offering (“IPO”), follow-on public offerings of Common Stock and sales under our at-the-market offering facilities, private placements of Common Stock and/or preferred stock, borrowings under credit facilities, disbursements under a grant from CIRM, convertible promissory notes and warrants. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We have no revenue-generating commercial products, our cash flows have diminished as a result of the sale of our Commercial Business to Alcon and, as a result of our acquisition of Combangio, we may be required to pay certain milestones and royalty payments to former equityholders of Combangio. Although we are eligible to receive up to $325.0 million in payments from Alcon based upon the achievement of specified commercial sales-based milestones with respect to EYSUVIS and INVELTYS, there can be no assurance as to when we may receive such milestone payments or of the amount of milestone payments we may receive, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including in connection with our expanded business strategy. We may never achieve or maintain profitability. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we develop and commercialize Researgency.

Because of the new direction of our business strategy, the discontinued clinical trials and the evaluation and development of Researgency, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from Researgency, KPI-012 or any product candidate we may develop for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including successfully developing, commercializing and marketing Researgency.

As a company, we have limited experience commercializing products, and we may not be able to commercialize a product successfully in the future. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies and AI-powered biotech companies with more experience and resources than us.

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

We expect to devote substantial financial resources to our ongoing and planned activities, including the exploration of strategic options relating to our MSC-S platform IP and dataset and the development, commercialization and marketing of Researgency. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or cease operations and, potentially, wind down the company under the bankruptcy laws or otherwise. If we were to cease operations and wind down the company under the bankruptcy laws or otherwise, we cannot assure our stockholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest.

Our future capital requirements will depend on many factors, including:

●	the timing and amount of milestone payments we ultimately receive from Alcon under the Alcon Asset Purchase Agreement;
●	development efforts for Researgency;
●	if we were to resume research and development activities, development efforts for KPI-012 and KPI-014 for potential ocular diseases;
●	the costs and timing of process development and manufacturing scale-up activities associated with KPI-012 for PCED and any other indications we determine to pursue;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the scope, progress, results and costs of research and development of any other product candidates that we may develop;

●	the extent to which we successfully advance and/or in-license or acquire rights to other products, product candidates or technologies; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

We expect to continue to incur expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our cash and cash equivalents of $7.6 million as of December 31, 2025 will enable us to fund our operations, lease and capital expenditure requirements into the first quarter of 2027. We expect that our existing cash resources will be sufficient to enable us to fund our strategic initiative to deploy and continue to develop the AI platform for the biotech industry. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our available capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales from KPI-012 or any other product candidate we may develop. Also, even if we continue clinical testing and successfully develop KPI-012 or any product candidate and one or more of those are approved, we may not achieve commercial success with them. Accordingly, we will require additional financing to achieve our business objectives. In addition, we may opportunistically raise additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any product candidate for which we obtain approval.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other rights and preferences that adversely affect the rights of our Common Stock holder. Debt financing and preferred equity financing, if available, may involve agreements that include pledging of assets as collateral and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Our limited operating history and our limited experience in developing AI technology or biologics may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, conducting research and development activities, and prior to the sale of our Commercial Business to Alcon in July 2022, developing and commercially launching EYSUVIS and INVELTYS. While we have had experience with obtaining marketing approval for and commercially launching two commercial products, we no longer have any commercial products following the sale of our Commercial Business to Alcon, and we have only no product candidates in clinical development. We cannot be certain that we will be able to develop, obtain marketing approval for and commercialize a product in the future if we were to continue our clinical trials. If we are successful in developing and obtaining marketing approval for any product candidate we may develop in the future, we will again have to transition from a company with a research and development focus to a company capable of supporting commercial activity. We may not be successful in such a transition. In addition, prior to our acquisition of KPI-012 in November 2021, we had no prior experience developing biological product candidates.

In addition, we do not have experience developing, validating, deploying or supporting a commercial AI platform. Our strategy depends in part on third-party licensed technology and will require new competencies that we have not previously demonstrated, including data-engineering, model evaluation and monitoring, security-by-design, on-premises or private-cloud deployment, service-level support and customer success functions. We may face delays and unanticipated costs as we hire or contract for specialized technical talent, build processes appropriate for regulated life-sciences environments, integrate licensed components, and establish and document controls over data governance, privacy and cybersecurity. Even if we are able to develop the platform as planned, customers may be slow to adopt on-premises AI solutions, require features we do not have or cannot build on our expected timelines, or require validation packages and audit trails that increase our costs and lengthen sales cycles. Our lack of experience in these areas increases the risk that we will not achieve technical milestones, product-market fit, or commercialization on the schedule or at the cost levels currently contemplated deployment.

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

Risks Related to Product Development and Monetization of our Biologics Assets

Our ability to monetize our biologics asset portfolio is subject to significant uncertainty, and we may be unable to enter into any licensing, collaboration, sale, or other strategic arrangement with respect to our KPI-012 or KPI-014 product candidates or related intellectual property on acceptable terms, or at all.

We have ceased active clinical development of our KPI-012 and KPI-014 product candidates following the failure of the CHASE Phase 2b clinical trial of KPI-012 to meet its primary or key secondary endpoints. We are actively evaluating strategic options with respect to our MSC-S platform intellectual property, which may include licensing arrangements, out-licensing, collaborations, sale transactions, or other monetization strategies. However, we may be unable to identify a suitable counterparty for any such arrangement on terms that are acceptable to us, or at all. The value that any third party may be willing to ascribe to our biologics intellectual property is inherently uncertain and may be significantly diminished by the negative results of the CHASE trial. Even if we enter into a licensing or collaboration arrangement, there can be no assurance that any such arrangement will generate revenue or value for our stockholders at the level we anticipate, or at all. Any such transactions are also subject to complex negotiations, extensive due diligence processes, and may be subject to third-party consents or conditions that we cannot control. If we are unable to execute on our monetization strategy for our biologics assets, our business, financial condition, and results of operations could be materially harmed.

If we were to resume research and development activities with respect to KPI-012, KPI-014 or any other product candidate, such activities would be subject to all of the risks inherent in the development of biologics and other pharmaceutical products, including the risk of clinical trial failure, regulatory rejection, manufacturing challenges, and the absence of adequate financing.

While we have suspended active clinical development, we continue to evaluate the potential to resume preclinical and clinical development activities for our MSC-S platform, including for potential additional indications for KPI-012 such as limbal stem cell deficiency, or LSCD, and for KPI-014 for inherited retinal degenerative diseases. Any resumption of research and development activities would be subject to the availability of additional financing, the identification of a suitable development or co-development partner, and the successful completion of additional preclinical studies and regulatory filings to support a new IND or amendment to our existing IND. There can be no assurance that we will be able to resume development activities or that, if resumed, any future clinical trials will achieve their primary or secondary endpoints. The negative results of the CHASE trial may make it more difficult for us to raise the financing required to resume development or to attract a suitable development partner. If we are unable to resume development activities on acceptable terms or at all, the value of our biologics intellectual property may continue to decline.

We are shifting our business to focus on developing an AI infrastructure platform for the biotech industry that may present risks to our business. We may not be successful in driving the global deployment and customer adoption of digital offerings, including AI-enabled software solutions.

Our increasing focus on and investment in AI and software offerings present risks to our business. We may not be successful in driving the global deployment and customer adoption of an AI platform.

A growing part of our business involves cloud, edge computing, AI (including generative AI), and software solutions, and we are devoting significant resources to developing and deploying such strategies. Our success with these solutions will depend on the level of adoption of our offerings. We may incur costs to develop AI solutions and to build and maintain infrastructure to support cloud and edge computing offerings. Success with these solutions depends on execution in many areas, including:

●	establishing and maintaining the utility, compatibility, and performance of our cloud, edge computing, AI, and software solutions (including the reliability of our third-party software vendors, network, and cloud providers) on a growing array of medical devices, software, and equipment;
●	continuing to enhance the attractiveness of our solutions to our customers in the face of increasing competition from a significant number of existing and new entrants in the market, while meeting reliability and security expectations for these solutions; and
●	meeting regulatory requirements for the development, testing, marketing, and implementation of these solutions in a fast-moving space disrupted by changing regulations around data and the need for innovation, including obtaining marketing authorizations when required.

It is uncertain whether our strategies will attract customers or generate revenue required to succeed in this highly competitive and rapidly changing global market. We plan to commit substantial efforts, funds, and other resources to R&D and IT infrastructure for AI platform, and the risk of failure is inherent. Even where our digital offerings satisfy applicable regulations and reimbursement policies, customers may not adopt them due to concerns about the security of personal data or the customers’ absence of digital infrastructure to support and effectively use the offerings, a hesitancy to embrace new technology, or for other reasons. We also may not effectively execute organizational and technical changes to accelerate innovation and execution. In a number of countries, some AI and software solutions are restricted areas of foreign investment. Collaborating with a domestic, qualified third party will increase costs and may create uncertainties in such jurisdictions. The legality or validity of any collaboration may be challenged or subjected to scrutiny in such jurisdictions and the relevant governmental authorities have broad discretion in addressing such arrangements. Any of these risks could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

AI solutions in the biotech and pharmaceutical industry must comply with stringent regulations, including certification requirements, in many of the countries in which our customers are located, particularly in relation to obtaining, using, storing, and transferring personal data. Our platform must be compliant with applicable regulations in the country in question before we can launch our offerings. In some jurisdictions, we must obtain marketing authorizations before commercializing software solutions. Such regulatory compliance may take longer or cost more than expected or require that design changes be incorporated into our offerings. In addition, changes to reimbursement policies for digital healthcare offerings could potentially lead to delays and additional expense. The inability of customers to obtain adequate reimbursement from private and governmental third-party payers could adversely affect purchasing decisions and prices and cause our revenue and profitability to suffer.

Additionally, we are making significant investments in AI initiatives and are building AI into our digital offerings. We are planning to use AI, including generative AI, throughout our portfolios to build differentiated products and solutions and deploy those solutions through various modalities for our customers, including on the device, via edge computing or data centers, and/or via the cloud. Using AI in this manner presents risks and challenges that could affect its adoption, acceptance, and effectiveness, including flawed AI algorithms; insufficient, overly-broad, or biased datasets; unauthorized use or access to personal data; lack of acceptance from our customers; difficulties in obtaining or maintaining the necessary regulatory approvals or clearances; or failure to deliver positive outcomes. As we seek to build clinical applications that leverage AI models built by third parties, we may have limited rights to access the underlying intellectual property used to create these models, and, if requested, this may limit or impair our ability to independently verify the explainability, transparency, and reliability of the underlying model. The use of AI in healthcare offerings also poses clinical risks resulting from potential misdiagnosis or misinformation provided from AI applications, diminishing critical judgment, or loss of interpersonal care from clinicians. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, as well as their adoption, subjecting us to competitive harm; legal liability, including under new legislation regulating AI in jurisdictions such as the EU or ongoing evolution in how data protection, privacy, IP, and other laws are interpreted; regulatory actions; and reputational harm. Additionally, our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate some AI capabilities into our offerings. In addition, some AI scenarios present ethical, privacy, or other social issues, risking reputational harm and/or reduced market demand or acceptance of AI solutions. The safeguards we have designed to promote the ethical implementation of AI may not be sufficient to protect us against negative outcomes. Furthermore, we contract with numerous third parties to offer our digital content to customers as well as to assist with the development of their own software applications and services, and our reliance on access to these third parties’ healthcare digital applications, which may not continue to be available to us on commercially reasonable terms or at all, could impact our ability to offer a wide variety of our own digital offerings at reasonable prices with acceptable usage tools or continue to expand our geographic reach. These risks are amplified by the critical nature of healthcare decisions and the sensitivity of health-related information, and the occurrence of any of the above could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

We have invested and expect to continue to invest in research and development efforts that further enhance our computational platform. Such investments may affect our operating results, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer

We have invested and expect to continue to invest in research and development efforts that further enhance our computational platform, often in response to our customers’ requirements. These investments may involve significant time, risks, and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. The software industry changes rapidly as a result of technological and product developments, which may render our solutions less desirable. For example, in recent years, a number of companies have entered the drug discovery industry utilizing different AI approaches. While we believe we compete favorably and are meaningfully differentiated from such approaches with the combination of our physics-based computational platform and machine learning capabilities, the success of other such AI approaches to drug discovery could impact the demand for our solutions. We believe that we must continue to invest a significant amount of time and resources in our platform and software solutions to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, if technological developments render our solutions less desirable, or if a slowdown in general computing power impacts the rate at which we expect our physics-based simulations to increase in power and domain applicability, our revenue and operating results may be adversely affected.

Risks Related to Our Dependence on Third Parties

The involvement of third-party vendors and partners in developing and delivering our AI platform services introduces risks to quality control that could result in service failures, reputational harm, or liability.

We have entered into a collaboration and licensing agreement with Younet regarding the development and operation of Researgency. As a result of this agreement, certain functions, systems, and deliverables related to Researgency are subject to Younet's engineering decisions, development timelines, and technical capacity. We do not have direct control over Younet's internal processes, personnel, or development priorities, and we may have limited ability to influence or oversee the manner in which Younet performs its obligations under the agreement. Delays, errors, or changes in Younet's approach could materially impair our ability to deliver services to our customers, achieve development milestones, or maintain the performance standards expected by our clients. There can be no assurance that Younet will perform its obligations in a manner consistent with our requirements, expectations, or business objectives, and any failure by Younet to do so could have a material adverse effect on our business, financial condition, and results of operations.

In addition, we rely on third-party vendors and partners in connection with the development and delivery of our AI platform services, and we may have limited visibility into, or ability to audit or otherwise oversee, the processes, methodologies, and outputs of such third-party collaborators. Deficiencies in third-party performance, including errors in code, inadequate testing protocols, failure to adhere to agreed-upon specifications, or other quality lapses, could result in service failures, delays in platform deployment, reputational harm, or claims of liability against us. Our quality assurance measures may not be sufficient to identify or remediate all deficiencies arising from third-party involvement on a timely basis, or at all. Any such deficiency could have a material adverse effect on our business, financial condition, and results of operations.

Our AI platform services depend, in part, on access to graphics processing unit ("GPU") infrastructure and other specialized computational resources. The availability, cost, and performance of these resources are subject to factors beyond our control, including global supply constraints, vendor pricing adjustments, changes in hardware standards, and the allocation policies of third-party infrastructure providers. Technological limitations inherent in current GPU architecture may constrain the scope, speed, or scalability of our platform's processing capabilities. There can be no assurance that adequate computational capacity will be available to us on commercially reasonable terms, or at all, to meet our current or future operational requirements. Any prolonged shortage, cost increase, or technological limitation affecting our access to necessary computational resources could delay our platform development, impair the quality of our services, and have a material adverse effect on our business, financial condition, and results of operations.

If we resume research and development activities and enter into arrangements with third-party manufacturers for the production of any of our product candidates, we will be exposed to risks associated with reliance on third-party manufacturers, including risks related to regulatory compliance, supply chain disruptions, manufacturing quality, and our ability to secure adequate quantities at acceptable cost.

The manufacture of biologics is inherently complex. Any resumption of manufacturing activities for KPI-012 or any other product candidate would require us to re-establish manufacturing arrangements and potentially conduct comparability studies if manufacturing processes or manufacturers have changed. We may not be able to establish or maintain manufacturing arrangements on acceptable terms, or at all, which could delay or prevent any resumption of development or commercialization activities.

If we continue to pursue development of our MSC-S platform, we may enter into collaborations with third parties for the development or commercialization of our clinical product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

Although we have discontinued clinical development of KPI-012 and currently have no product candidates in clinical development, if we pursue any future product candidates or seek to out-license, co-develop or commercialize assets that may arise from our pipeline, we may rely on a variety of collaboration, distribution and other marketing arrangements with third parties to develop and commercialize KPI-012 or any other product candidate we develop and for which we seek or obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of our product candidates. For example, we may consider potential collaborative partnership opportunities prior to initiating IND-enabling studies on product candidates we may develop.

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

If we are not able to establish collaborations or strategic partnerships relating to our AI platform, we may have to alter our development and commercialization plans and our business could be adversely affected.

We intend to pursue strategic partnerships with biotechnology and pharmaceutical companies, academic institutions, and contract research organizations for the deployment and adoption of our Researgency agentic AI research platform. We face significant competition in seeking appropriate collaborators. Potential partners may evaluate the maturity and functionality of our platform, the availability of competing AI solutions, and the cost and complexity of on-premises deployment relative to cloud-based alternatives. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of Researgency, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our AI product platform.

Risks Related to Our AI Platform Business

We are at an early stage of development of our AI platform business and may be unable to successfully develop, commercialize, or generate revenue from Researgency.

We recently entered into an exclusive license for the Researgency platform and have announced our intention to deploy the platform as a dedicated, on-premises AI infrastructure solution for biotechnology and pharmaceutical companies. However, we have not yet completed commercial development of the platform, have not entered into any commercial arrangements with customers, and have not generated any revenue from the Researgency business. We have limited experience developing and commercializing AI platform products, and there can be no assurance that we will be able to successfully develop a commercially viable version of the platform, attract and retain customers, generate recurring revenue, or compete effectively in the rapidly evolving market for AI platforms serving the life sciences industry. The development and commercialization of the AI platform will require significant financial resources, technical expertise, and commercial infrastructure that we do not currently possess. If we are unable to successfully build and commercialize the AI platform, our business and financial condition will be materially harmed.

Our Researgency business depends on an exclusive license for the Researgency platform, and the termination, modification, or invalidity of that license could materially harm our business.

Our ability to operate our Researgency business depends on our exclusive license for the Researgency platform. If the licensor were to terminate the license agreement, assert that we have breached our obligations under the license, or otherwise challenge our rights to the platform, our ability to develop and commercialize Researgency would be materially impaired. We may also be required to make milestone, royalty, or other payments under the license that could strain our financial resources. Any changes to the platform's underlying technology that are outside of our control could also affect the commercial viability of our business. In addition, if the intellectual property underlying the Researgency platform is found to be invalid or unenforceable, or if a third party asserts that the platform infringes its intellectual property rights, we could be subject to substantial litigation costs and may be required to cease using or licensing the platform.

Issues relating to the use of artificial intelligence and machine learning in our offerings could adversely affect our business and operating results.

We incorporate AI and machine learning solutions into our platform, in applications that are important to our operations and our drug discovery processes. There are significant risks involved in utilizing AI. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. Known risks of AI currently include inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, privacy, data protection and cybersecurity issues, and data provenance disputes. Perceived or actual technical, legal, compliance, privacy, data protection, cybersecurity, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our project margin and adversely affect our business and operating results. In addition, AI may have or produce errors or inadequacies that are not easily detectable. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected. The legal landscape and subsequent legal protection for the use of AI and the collection and use of data used to train AI models remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to collect or use the data on which our AI relies or to the outputs produced by AI applications, we may incur liability through the alleged violation of certain laws, third-party privacy rights, online terms of service, or other contracts.

We may use, and our vendors may incorporate AI, both in our own development and implementation of AI and through the adoption of commercially available tools. The use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, bias and inequality, environmental and other harms may flow from our development or use of AI technologies. For example, use of certain AI tools may lead to false or misleading information being used, relied upon or referenced by us or our vendors. Furthermore, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy, data security and data integrity. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

We are committed to implementing governance and control measures to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial conditions and results of operations.

Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.

We use AI throughout our business, including in our drug discovery processes and technology. As the regulatory framework for AI (including generative AI) evolves, our business, financial condition and results of operations may be adversely affected. The regulatory framework for AI and similar technologies is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our drug discovery platform and data analytics and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. In addition, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

For example, in Europe, the European Union’s Artificial Intelligence Act (AI Act) entered into force on August 1, 2024. The AI Act establishes a risk-based governance framework for regulating high-risk AI systems operating in or being used by the EU market. The AI Act could impact our products, business, and use of AI, even if we do not have a direct presence in the EU. This framework categorizes AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable”, “high” or “limited” risks. While the AI Act has not yet been enforced, there is a risk that our current or future AI-powered software or applications may be categorized as “high” risk or “limited” risk, obligating us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. For example, “high” risk AI systems are required, amongst other things, to implement and maintain certain risk and quality management systems, conduct certain conformity and risk assessments, use appropriate data governance and management practices, including in development and training, and meet certain standards related to testing, technical robustness, transparency, human oversight, and cybersecurity. Even if our AI systems are not categorized as “high” risk we may be subject to additional transparency and other obligations for “low” risk AI system providers. The AI Act sets forth certain penalties, including fines of the greater of EUR 35 million or 7% of worldwide annual turnover (as defined in the AI Act) for the prior year for violations related to offering prohibited AI-systems or data governance, fines of the greater of EUR 15 million or 3% of worldwide annual turnover for the prior year for violations related to the requirements for “high” risk AI systems, and fines of the greater of EUR 7.5 million or 1.5% of worldwide annual turnover for the prior year for violations related to supplying incorrect, incomplete or misleading information to the EU and member state authorities. The AI Act’s regulatory framework is expected to have a material impact on the way AI is regulated in the EU and across the world. Other jurisdictions also have proposed, and in certain cases enacted, laws and regulations addressing the use and development of AI. For example, in the United States, numerous states have proposed or have enacted laws addressing these matters, and in the United Kingdom, the government has published a white paper calling for existing regulators to implement certain specific principles to guide and inform the responsible development and use of AI. The AI Act and other evolving laws and regulations addressing AI, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition and results of operations.

Additionally, government and supranational regulation related to AI is evolving as new laws and regulations are implemented globally and could increase the burden and operational cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. We expect to see increasing regulation related to AI governance, use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. The EU’s Artificial Intelligence Act, or the AI Act, started entered into force on August 1, 2024, with important sections scheduled to come into effect in August 2026. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles when developing and using AI technology. The scope of requirements depends on legal and risk determinations that rely on legal provisions that have not yet been fully interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by the these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific, potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

The market for AI platforms serving the biotechnology and pharmaceutical industries is intensely competitive, rapidly evolving, and may develop in ways that are adverse to our business.

Our prospective AI platform will compete in a market characterized by rapid technological change, short innovation cycles and significant incumbent and emerging competition. We will face actual and potential competition from specialized AI-enabled drug discovery and research companies, large technology companies offering general-purpose AI infrastructure and tooling, open-source model communities and toolchains that can reduce barriers to entry, incumbent life-sciences software vendors that may add AI features to established offerings (including ELN/LIMS, data-management and workflow tools), systems integrator, and biotechnology and pharmaceutical companies that choose to build or extend their own internal AI platforms.

Many of these competitors have substantially greater financial, technical, data, marketing, sales, regulatory and procurement resources than we do, as well as longer operating histories, broader brand recognition and deeper relationships with our target customers. They may be able to innovate more quickly, secure advantageous pricing or bundling arrangements, invest more heavily in validation and compliance features required in regulated environments, and obtain or generate datasets and benchmarks that improve perceived performance. Existing and potential customers may prefer competing offerings that are more fully featured, more integrated with their existing systems, bundled with other capabilities, available on commercial terms we cannot match, or validated through prior deployments and references that we do not yet have.

Our strategy emphasizes on-premises or private-cloud deployment, data-sovereignty and customer control. The market may not value these attributes, or may view them as outweighed by perceived benefits of multi-tenant or fully managed solutions. Rapid advances in AI models, tooling and hardware may diminish or eliminate any early advantages we achieve, and competitors may replicate our features more quickly or at lower cost than we anticipate. In addition, our platform depends in part on technology we license from third parties; if comparable or superior capabilities become widely available from alternative vendors or open-source communities, our ability to differentiate may erode and our costs may increase.

If we are unable to compete effectively, keep pace with technological change, win procurement processes, achieve and demonstrate the levels of validation and compliance customers require, or otherwise differentiate our offerings, we may be unable to attract or retain customers or generate revenue on acceptable terms. Adverse developments in the competitive landscape could therefore materially and adversely affect our business, financial condition and results of operations.

Our Researgency business model depends on market acceptance of on-premises AI deployment architectures by biotechnology and pharmaceutical companies, and there is no assurance that sufficient market demand will develop.

Our Researgency business model is predicated on the premise that a meaningful number of biotechnology and pharmaceutical companies will prefer or be required by their internal data governance policies or regulatory considerations, to deploy AI infrastructure on-premises within their own facilities rather than using cloud-based solutions. This market thesis may prove incorrect. Cloud-based AI solutions offered by large technology companies may offer cost advantages, ease of implementation, or other benefits that make them more attractive to our target customers than our on-premises deployment model, notwithstanding the data sovereignty and intellectual property protection advantages that we believe our model provides. In addition, the addressable market for the software and services we offer may be smaller than we currently estimate, or potential customers may not perceive a sufficient need for the capabilities our platform provides to justify the costs of on-premises deployment. Demand for our services may also be influenced by shifts in customer priorities, budgetary constraints, or the availability of alternative solutions that customers consider adequate for their needs. Our assumptions regarding customer adoption rates and the size of the addressable market may prove to be incorrect. The market for life sciences AI platform solutions is early-stage and evolving, and customer adoption patterns are difficult to predict. If sufficient market demand for on-premises biotechnology AI infrastructure does not develop in the timeframes we anticipate, or if market preferences shift toward cloud-based or other alternatives, our business model could be materially impaired, and our revenue, financial condition, and results of operations could be materially and adversely affected.

We may not be able to protect our proprietary AI platform technology, and third parties may be able to develop competing products that use similar methods.

Our ability to compete in the AI platform market depends in part on our ability to protect our proprietary platform technology and the unique features of the Researgency platform. We may not be able to obtain or maintain adequate intellectual property protection for the AI platform. The legal framework for protecting AI-related inventions remains unsettled, and we cannot assure you that patent applications we may file, or patents we may obtain through our license arrangements, will be adequate to prevent competitors from developing substantially similar products. In addition, AI platform technology may be susceptible to reverse engineering, and confidential information related to our platform architecture or capabilities could be misappropriated. If we are unable to adequately protect our AI platform technology, our competitive position could be harmed.

Our use of artificial intelligence and machine learning in our AI platform business may be subject to methodological and processing limitations that could expose us to regulatory, legal, and reputational risks.

The research and analytical processes underlying Researgency may be subject to confirmation bias or other methodological limitations, which could adversely affect the reliability and commercial viability of platform outputs. The processes may be influenced, whether consciously or unconsciously, by a predisposition toward outcomes that confirm our existing assumptions, hypotheses, or business model. When researchers or developers design methodologies to verify a specific hypothesis, there is an inherent risk that such methodologies may produce results that reflect confirmation bias rather than an objective evaluation of the available data. Any such bias could compromise the reliability of outputs generated by our platform and the validity of conclusions derived from those outputs by our customers. We have implemented internal review processes intended to mitigate the risk of confirmation bias in our research and development activities; however, we cannot assure you that such processes will be effective in identifying or eliminating all instances of bias. If our platform outputs are perceived as unreliable or biased, our reputation and customer relationships could be harmed, and our business, financial condition, and results of operations could be materially and adversely affected.

Further, the costs of processing and analyzing data within Researgency may exceed our estimates, and we may be unable to deliver results within commercially viable timelines. The volume, complexity, or format of data supplied by our customers or sourced by us for use on our AI platform may exceed our anticipated parameters, resulting in higher computational costs, longer processing times, or diminished output quality. There can be no assurance that our current pricing model or operational budget will be sufficient to accommodate all potential data processing scenarios that may arise as our platform is deployed commercially. Our failure to deliver platform outputs within acceptable cost parameters and timeframes could result in customer dissatisfaction, contract terminations, or claims for damages, any of which could have a material adverse effect on our business, financial condition, and results of operations.

The regulatory environment for artificial intelligence and machine learning products is rapidly evolving in the United States and internationally. Although there are no comprehensive federal healthcare AI laws at this time, there are increasing legislative efforts and regulatory scrutiny of the use of AI in healthcare and life sciences applications. In particular, the FDA has issued guidance on the use of AI and machine learning in medical devices and drug development, and future regulatory actions may apply to aspects of our AI platform. We may also face potential liability if our Researgency platform generates outputs that are used in clinical decision-making and that contribute to adverse patient outcomes, even if our platform is not itself classified as a medical device or diagnostic tool. Additionally, several states have enacted AI laws related to health data including imposing governance and transparency requirements that could apply to certain uses of our platform and may expand over time. Further, new federal and state laws and regulations may impose additional requirements on our AI platform that may increase compliance costs, restrict certain features or use cases, or require us to modify Researgency in ways that could affect its commercial appeal. We cannot predict the nature or scope of future AI-related regulation or litigation, and there can be no assurance that our Researgency business will be compliant with applicable regulations as they evolve.

Data security and privacy risks are heightened in our Researgency business given that our platform may process proprietary biological and clinical data of our customers.

Researgency is designed to be deployed within client environments to process proprietary biological data, clinical trial datasets, and other sensitive information of our biotechnology and pharmaceutical customers. As a result, our platform may be subject to heightened data security and privacy requirements, including obligations under HIPAA, GDPR, CCPA, and other applicable privacy laws that govern the handling of protected health information and other sensitive personal data. Legislative activity in the privacy area may result in new laws that are applicable to us and that may hinder our business, for example, by restricting use or sharing of customer data, limiting our ability to provide certain customer data, or otherwise regulating artificial intelligence or machine learning. These new laws could materially affect our business or lead to significant increases in the cost of compliance. Any actual or perceived breach of data security involving customer data processed by our platform could expose us to significant liability, regulatory penalties, and reputational harm. In addition, the on-premises deployment model that underlies our business creates specific cybersecurity risks related to integration with customer IT environments, and any security vulnerabilities in our platform software could expose our customers' proprietary data to unauthorized access. The costs and complexity of maintaining compliance with evolving data privacy and security requirements may be substantial.

Our plans to use our KPI-012 clinical development dataset as a proof-of-concept for Researgency may not generate the commercial benefits we expect, and may expose us to additional risks.

We intend to use our accumulated KPI-012 clinical development dataset, which includes data from 79 patients across 37 clinical trial sites, as an initial proof-of-concept validation environment for Researgency. We may not be able to successfully use this dataset in the manner we anticipate, and even if we do, the results of this self-validation effort may not be persuasive to potential commercial customers or may not generate the commercial benefits we expect. In addition, the use of clinical trial data for purposes beyond those originally described to trial participants may raise ethical, legal, or regulatory concerns, particularly with respect to patient consent and data governance requirements. If existing consents or notices are deemed insufficient for such uses, we may be required to suspend or cease processing some or all of the dataset; de-identify or segregate and delete records; obtain additional required consents, approvals, or permissions; or implement additional contractual and technical controls, any of which could delay or limit our AI platform development and commercialization. We could also face complaints or investigations by trial sites, IRBs, or regulators, contractual disputes with CROs or investigators, participant claims, and be forced to rely on smaller de-identified subsets or synthetic data that may reduce the AI model performance and diminish the value proposition of Researgency.

The information, research, and analytical outputs generated by Researgency are based on data sources and methodologies that we believe to be reliable; however, we make no representation or warranty, express or implied, as to the completeness, accuracy, or timeliness of such outputs. There may be errors, omissions, or inaccuracies in the underlying data or in the manner in which such data has been interpreted, compiled, or presented by our platform. Our customers and other users of our platform's outputs should not place undue reliance on such outputs without conducting their own independent review and verification. If our platform outputs are found to contain material errors, omissions, or inaccuracies, we could be subject to claims of liability from our customers, suffer reputational harm, and experience reduced demand for our platform services, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology, products or product candidates, or limit the duration of the patent protection of our technology and product candidates. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Part of our commercial success depends upon our ability to use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We cannot assure you that our products, product candidates or any future product candidates, including methods of making or using these product candidates, will not infringe existing or future third-party patents. We may become party to, or threatened with, infringement litigation claims regarding our product candidates and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties. Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference, or derivation proceedings before the U.S. Patent and Trademark Office or foreign patent offices.

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

If we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing, marketing and selling any products, if and when approved, product candidates and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. Without such license, we could be forced, including by court order, to cease developing and commercializing the infringing technology, products or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent and could be forced to indemnify our customers or collaborators. A finding of infringement could also result in an injunction that prevents us from commercializing our product candidates or forces us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Even if we are successful in defending against such claims, litigation can be expensive and time consuming and would divert management’s attention from our core business. Any of these events could harm our business significantly.

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

Our biologics product candidates, including KPI-012 and KPI-014, are protected by patent rights exclusively licensed from other companies or institutions. Our AI platform operates under an exclusive license. If any licensor terminates their agreement with us, fails to maintain or enforce the underlying patents, or if we otherwise lose our rights under these licenses, our ability to monetize our biologics assets or to operate our Researgency business could be materially harmed.

The value of our biologics asset portfolio, including KPI-012 and KPI-014, is substantially dependent on the continued validity and enforceability of the patent rights licensed to us from third parties. If any such patent rights are challenged, invalidated, or circumvented, the commercial value of our biologics intellectual property could be materially diminished. Our ability to attract licensing or collaboration partners for our biologics assets depends in part on the strength of the underlying patent portfolio, and any deterioration in the patent position for KPI-012 or KPI-014 could make it more difficult for us to enter into such arrangements on acceptable terms. Similarly, with respect to our Researgency business, if the intellectual property underlying the Researgency platform is found to be invalid, or if our exclusive license is terminated for any reason, we would lose our ability to operate our Researgency business as currently planned.

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

Our Stanford Agreement, under which we license certain patent rights related to KPI-012, imposes royalty and other financial obligations on us and other substantial performance obligations. We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or product candidate that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of any product or product candidate. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

In addition, it is possible that Stanford may conclude that we have materially breached the Stanford Agreement and might therefore terminate the agreement, thereby removing our ability to market products covered by our license agreement with Stanford. If the Stanford University License Agreement is terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if our Stanford University License Agreement is terminated, Stanford and/or its assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. If we breach the agreement (including by failing to meet our payment obligations) and do not adequately cure such breach, the rights in the technology licensed to us under the Stanford University License Agreement will revert to Stanford at no cost to Stanford. This could have a material adverse effect on our competitive business position, our financial condition, our results of operations and our business prospects.

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

In addition to seeking patents for our technology and our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating such trade secrets.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate significant revenue will be materially impaired. Although we have suspended active clinical development of KPI-012 following the results of the CHASE Phase 2b clinical trial, we continue to evaluate opportunities to resume preclinical and clinical development activities, subject to the availability of additional financing and the identification of a suitable development partner. If we were to resume development activities and seek marketing approval for KPI-012 or any other product candidate, the marketing approval process would be expensive, time-consuming and uncertain. As a result, we cannot predict when or if we, or any collaborators we may have in the future, will obtain marketing approval to commercialize KPI-012 or any product candidates we may develop in the future.

Although we have suspended active clinical development of KPI-012 following the results of the CHASE Phase 2b clinical trial, KPI-012 and any other future product candidate and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, potency, purity, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.

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

In February 2026, the Commissioner of FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs.

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

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products. Additionally, if another company with a competing product candidate were to obtain orphan drug exclusivity for its competing product candidate before we do, we may be barred from marketing our product candidate for the same indication as the competing product candidate during the exclusivity period. Although we have suspended active clinical development, KPI-012 retains its Orphan Drug designation from the FDA for PCED, and these risks would become relevant if we or a future licensee or development partner were to resume development and seek marketing approval.

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

In April 2023, the FDA designated KPI-012 for the treatment of PCED for Fast Track review. Notably, in September 2025, we announced the discontinuation of the development of KPI-012 following the failure of the CHASE Phase 2b clinical trial to meet its primary endpoints. As a result, clinical development of KPI-012 has been suspended. The FDA may rescind the Fast Track designation previously granted to KPI-012 if it determines that the product candidate no longer meets the criteria for such designation, including because the CHASE Phase 2b clinical trial’s failure to meet primary endpoints may been viewed to undermine KPI-012’s potential to address unmet medical needs. Under FDA regulations and guidance, Fast Track designation may be withdrawn if the criteria under which the designation was granted are no longer met, and the suspension of active clinical development and the lack of demonstrated efficacy in the CHASE trial could each independently support such a determination. The rescission of KPI-012's Fast Track designation could diminish the perceived value of our biologics portfolio, reduce the attractiveness of KPI-012 to potential licensing or collaboration partners, and adversely affect our ability to monetize our biologics assets, whether through out-licensing, partnership arrangements, or any future resumption of clinical development.

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

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, such as the Fast Track designation for KPI-012 for the treatment of PCED, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. The risk that FDA will decide KPI-012 no longer meets the conditions for qualification of Fast Track designation could be heightened by our termination of the CHASE Phase 2b clinical trial due to failure to meet its primary endpoints and our subsequent suspension of clinical development of KPI-012.

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

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Further, the IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional challenges or future healthcare reform measures will impact the ACA.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the One Big Beautiful Bill Act (“OBBBA”) on July 3, 2025, which was signed into law by the President on July 4, 2025, Congress expanded the exemption from this provision to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies were announced in March 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

Trump’s current administration has also taken several measures focusing on healthcare and drug pricing and access in particular. For example, President Trump has signed multiple executive orders addressing drug pricing including: on April 15, 2025, outlining several actions the Secretary of the Department of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a most-favored-nation (“MFN”) drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. On November 6, 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a MFN price for participating manufacturers’ products. On December 23, 2025, CMS published two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the GLOBE Model (Global Benchmark for Efficient Drug Pricing Model) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the GUARD Model (Guarding U.S. Medicare Against Rising Drug Costs) for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. On January 15, President Trump called upon Congress to enact “ The Great Healthcare Plan,” to codify lower drug pricing, lower insurance premiums, and increase healthcare price transparency, among other things. On February 5, 2026, the Trump administration launched the TrumpRx platform designed to allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the Trump administration. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. This may be especially true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

As of December 31, 2025, we had federal net operating loss, or NOL, carryforwards of $405.5 million, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2025, we also had state NOL carryforwards of $469.1 million, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2025. As of December 31, 2025, we had $5.1 million federal and state research and development credit carryforwards. Our NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

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

Risks Related to Employee Matters

We have recently undertaken a cost reduction plan and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.

As part of our strategic positioning to reduce costs, we have reduced our workforce such that as of the date of this Annual Report, we only have 3 full-time employees. This reduction in force, and any other future reductions, and the attrition that may occur following them, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These actions and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. We may not complete the current or any cost reduction plan and reorganization on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, business development and commercialization expertise of Avi Minkowitz, our Chief Executive Officer and Chief Financial Officer, as well as the other principal members of our teams. We do not maintain “key person” insurance for any of our executives or other employees.

The success of our Researgency business depends in part on our ability to attract and retain personnel with expertise in artificial intelligence, machine learning, software engineering, and biotechnology. There can be no assurance that we will be able to build and sustain a sufficient engineering team at costs consistent with our current estimates or operational budget. The market for skilled software engineers and data scientists with expertise in artificial intelligence is highly competitive, and we expect such competition to intensify as the demand for AI talent continues to grow across industries. Such individuals are in high demand and may be difficult to attract given our early stage of development, limited financial resources, and the competitive market for AI talent. Engineers and other technical personnel hired or contracted by us may be recruited by competitors or other companies that are able to offer more competitive compensation, equity incentives, or other benefits. The loss of key engineering or technical staff could disrupt our ongoing development efforts, delay product enhancements and platform improvements, and result in increased expenses related to recruitment, onboarding, and training of replacement personnel. Our biologics asset monetization strategy also depends on our ability to retain personnel and consultants with deep expertise in clinical development, regulatory affairs, and pharmaceutical business development. If we are unable to attract and retain key individuals across both of our business lines, our ability to execute on our business strategy could be materially impaired.

Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and other personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Our decision to cease active clinical development of KPI-012 and our MSC-S platform, combined with the significant workforce reductions we implemented in September and October 2025, could harm our ability to attract and retain qualified personnel who are critical to our business. In addition, we rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to successfully develop our business and commercialize product candidate we may develop in the future will be harmed.

We implemented significant reductions in our workforce in September 2025 (approximately 51% reduction) and October 2025 (termination of substantially all remaining employees) following the failure of the CHASE trial and the default under our Loan Agreement with Oxford Finance. These workforce reductions have resulted in the loss of significant institutional knowledge and clinical expertise. Our ability to attract and retain new employees and consultants is also adversely affected by the uncertainty surrounding our business strategy and the stage of development of our AI platform business. Qualified personnel in the AI and biotechnology fields typically have multiple employment options available to them and may be reluctant to join a company with our level of development-stage uncertainty and limited financial resources. As of the date of this Annual Report, we only have 3 full-time employees.

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

Our ability to successfully identify and consummate any licensing, collaboration, or other strategic arrangements with respect to our biologics asset portfolio, to develop and commercialize our AI platform, and to obtain additional financing, if any, depends in large part on our ability to retain our remaining employees and consultants along with any other advisors and consultants we may engage. One or more may terminate their engagement with us on short notice. The loss of the services of any of these individuals could potentially harm our ability to identify, evaluate and pursue our strategic objectives and to identify and obtain potential additional financing.

Risks Related to Evaluation of Strategic Options and Bankruptcy Proceedings

Our pursuit of strategic options with respect to our biologics asset portfolio and the development of our AI platform business may not be successful, and there can be no assurance that either strategy will generate value for our stockholders.

We are currently pursuing a dual-track business strategy consisting of (i) the preservation and monetization of our MSC-S biologics asset portfolio through licensing, collaboration, sale, or other strategic arrangements, and (ii) the development and commercialization of our AI platform business through our exclusive license for the Researgency agentic AI research platform. There can be no assurance that either of these strategies will be successful. With respect to our biologics assets, the market for licensing or acquiring assets based on a product candidate that failed in a Phase 2b clinical trial is challenging, and we may be unable to identify a willing purchaser or licensee on acceptable terms. With respect to our AI platform business, we are at an early stage of development and have not yet generated revenue or established a customer base. The simultaneous pursuit of both strategies requires management attention and financial resources that are both limited, and the failure of either strategy could materially harm our business and financial condition.

Our board of directors may elect to commence bankruptcy or insolvency proceedings.

Our board of directors may decide that it is in the best interests of our stockholders to commence bankruptcy proceedings. It may be necessary for us to pursue bankruptcy proceedings under Chapter 7 of the United States Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. It is unlikely that there will be cash available for distribution to stockholders in connection with a bankruptcy proceeding. Accordingly, holders of our Common Stock and other securities could lose all or a significant portion of their investment in the company.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as clinical trial results. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect any of our remaining cash resources and our ability to consummate a potential strategic option or identify additional funding.

Risks Related to Our Common Stock

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

Our Common Stock is currently listed on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and either a minimum stockholders’ equity of $2,500,000, or a minimum market value of our Common Stock of at least $35,000,000, or risk delisting, which would have a material adverse effect on our business. On November 10, 2025, we received a letter from the Staff of the Nasdaq Stock Market LLC notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(2), the Minimum Market Value of Listed Securities (MVLS) Requirement, for continued listing on Nasdaq, as the market value of our listed securities was less than $35,000,000 for the previous 30 consecutive business days. We have been provided a period of 180 calendar days, or until May 11, 2026, to regain compliance with the Minimum MVLS Requirement. We also do not currently meet the alternative standards for continued listing on Nasdaq, as we do not have stockholders' equity of at least $2.5 million or net income from continued operations of at least $500,000 in the most recently completed fiscal year or for two of the three most recently completed fiscal years. If we are unable to demonstrate compliance with the Minimum MVLS Requirement or an alternative listing standard by May 11, 2026, Nasdaq may initiate delisting proceedings. We cannot assure you that we will be able to regain or maintain compliance with Nasdaq's continued listing requirements. While we have not received a formal notice from Nasdaq, we believe that as of the date of this Form 10-K, we meet the Minimum MVLS Requirement and the requirement to have stockholders’ equity of at least $2.5 million. We intend to inform Nasdaq prior to May 11, 2026, of such compliance.

We are currently taking steps to regain compliance with Nasdaq's continued listing requirements, including the pursuit of our AI platform business strategy and related financing activities, which we believe are designed in part to increase our market capitalization. However, there can be no assurance that these actions will result in our Common Stock meeting the Minimum MVLS Requirement or any alternative listing standard within the required cure period. A delisting of our Common Stock from Nasdaq could materially reduce the liquidity of our Common Stock , impair our ability to raise additional capital, and adversely affect the market price of our Common Stock. In addition, any delisting of our Common Stock from Nasdaq or a transfer of our listing to an exchange with less restrictive listing standards, in each case after a specified cure period, may constitute an event of default under certain of our existing indebtedness.

Additionally, on January 20, 2026, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our Common Stock for the 30 consecutive business days between December 3, 2025, to January 16, 2026, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until July 20, 2026 (the “Bid Price Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with the Minimum Bid Price Requirement, our Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Bid Price Compliance Period. In the event the Company does not regain compliance by the end of the Bid Price Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we met these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our Common Stock will be subject to delisting. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist its securities.

A delisting of our Common Stock from Nasdaq could materially reduce the liquidity of our Common Stock and result in a corresponding material reduction in the price of our Common Stock. In addition, delisting could harm our ability to pursue a strategic option and raise capital through alternative financing sources on terms acceptable to us, or at all. In addition, any potential delisting of our Common Stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market. Moreover, any delisting of our Common Stock from Nasdaq or a transfer of the listing of our Common Stock to another nationally recognized stock exchange having listing standards that are less restrictive than Nasdaq, in each case after a specified cure period, are additional events of default under certain of our indebtedness.

We intend to monitor the market value of our Common Stock and may, if appropriate, consider available options to regain compliance with the Minimum MVLS Requirement and the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements or that we will maintain compliance with the other Nasdaq markets listing requirements.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”), and the Third Amended and Restated By-Laws, as amended (“Bylaws”) may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock , thereby depressing the market price of our Common Stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

From July 20, 2017 through January 10, 2023, our Common Stock traded on The Nasdaq Global Select Market. On January 11, 2023, our Common Stock began trading on The Nasdaq Capital Market. Given the limited trading history of our Common Stock , there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price for our Common Stock and thereby affect your ability to sell your shares. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Our stock price is volatile and fluctuates substantially. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your Common Stock at or above the price you paid for such Common Stock. The market price for our Common Stock may be influenced by many factors, including:

●	our ability to receive marketing approval for and to successfully commercialize any product candidate we may develop;
●	results of clinical trials of product candidates of our competitors;
●	whether we receive, and the amount of, any future milestone payments from Alcon in connection with the sale of our Commercial Business;
●	changes in the structure of healthcare payment systems;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific, commercial or management personnel;
●	the level of expenses related to any product candidate we may develop;
●	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	sales of Common Stock by us, our executive officers, directors or principal stockholders, or others, or the anticipation of such sales;
●	the concentration of our stock ownership;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions;
●	political instability in the United States and Europe, including as a result of Congress failing to timely raise the U.S. debt ceiling; or
●	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approval for or fail to successfully commercialize future product candidate we develop. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

Sales of a substantial number of shares of our Common Stock could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock , or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. As of April 10, 2026, we had outstanding 929,491,578 shares of Common Stock.

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

In 2022, 2023, 2024, 2025 and 2026, we sold to certain investors shares of our Common Stock and/or shares of our preferred stock in private placements. We have filed registration statements on Form S-3 covering the resale of such shares of Common Stock and the Common Stock issuable upon conversion of the preferred stock issued in the private placements, and we have agreed to keep each such registration statement effective until the date the shares covered by it have been sold or can be resold without restriction under Rule 144 of the Securities Act. As of March 31, 2026, all of our shares of preferred stock were converted to Common Stock, except for our Series AA Preferred Stock, of which 681,818 shares are outstanding.

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

Each outstanding share of Series AA Preferred Stock is convertible into 55 shares of our Common Stock. Certain existing stockholders will experience dilution upon any future conversion of the outstanding shares of our preferred stock into shares of our Common Stock.

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. We would cease to be a smaller reporting company if we have a public float in excess of $250 million or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis.

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

As a public company, and particularly since we ceased being an “emerging growth company”, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and these costs are disproportionately burdensome for a company of our current size and stage of development and will make some activities more time-consuming and costly. For as long as we remain a smaller reporting company, we may take advantage of certain exemptions from various reporting requirements.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our Common Stock will be sole source of gain for our stockholders for the foreseeable future.

Our Certificate of Incorporation designates the state courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.

Our Certificate of Incorporation, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our Certificate of Incorporation or Bylaws or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim against us governed by the internal affairs doctrine. We do not expect this choice of forum provision will apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction.

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

Cybersecurity risks are heightened for our AI platform business, which is designed to be deployed within customer IT environments and may process sensitive biological and clinical data.

In addition to the general cybersecurity risks above, our AI platform business presents additional and more acute cybersecurity risks because the platform is specifically designed to be deployed within the IT environments of our biotechnology and pharmaceutical customers and to process their proprietary biological data and clinical trial datasets. Any vulnerability in our platform software, or any breach of security arising from our access to or integration with customer IT environments in connection with implementation, maintenance, or support services, could expose our customers' proprietary data to unauthorized access. Such a breach could result in significant liability to us, the termination of our customer agreements, reputational harm that could materially impair our ability to attract new customers, and regulatory investigations or penalties. The costs of investigating and remediating any such breach, as well as any resulting litigation, could be substantial. We cannot assure you that our cybersecurity measures will be adequate to prevent breaches or unauthorized access, and the rapidly evolving nature of cybersecurity threats means that our defenses may become obsolete more quickly than we can adapt them.

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. The 2017 Tax Act, subject to amendments made by the CARES Act, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for NOLs to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely). In addition, applicable law currently and requires corporations to capitalize and amortize expenditures attributable to foreign research over 15 years.

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

Regulatory guidance under the 2017 Tax Act, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, various states may not conform entirely to the 2017 Tax Act, the IRA and such additional legislation.

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

We have certain processes for assessing, identifying and managing cybersecurity risks, which are designed to help protect our information assets and operations from internal and external cyber threats, as well as secure our networks and systems. Such processes, which are implemented principally through an outside information technology management/cybersecurity consultant and a computer security firm that we have engaged, include procedural and technical safeguards, response plans, incident simulations and routine review of our policies and procedures to identify risks and refine our practices. Our computer security firm serves as our managed security services provider, and its services include managed detection and response, incident management, managed security awareness and a quarterly risk assessment. Our information technology management/cybersecurity consultant has responsibility for managing detection and incident response in consultation with our managed security services provider. We considered the internal risk oversight programs of our information technology management/cybersecurity consultant and our managed security services provider before engaging them. As part of our overall risk mitigation strategy, we also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

While we have not experienced any material losses relating to cyber-attacks, in 2019 we were the subject of a successful phishing attempt. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

The Audit Committee of our Board, provides direct oversight over cybersecurity risk. Our Audit Committee and Board of Directors receive periodic updates from our Chief Business Officer together with our outside information technology management/cybersecurity consultant, and the Audit Committee and Board of Directors is notified between such updates regarding significant new cybersecurity threats or incidents.

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

Avi Minkowitz, our Chief Executive Officer and Chief Financial Officer, is acting as our interim Chief Business Officer.

Item 2.       Properties

We currently lease a limited amount of office space in Arlington, Massachusetts, which serves as our corporate headquarters since 2021. The lease is short term, with approximately $3,000 monthly rent, and is renewable every six months.

In April 2023, Combangio entered into a lease agreement with Menlo Prepi I, LLC, pursuant to which Combangio leased approximately 6,135 square feet of office, laboratory and research and development space in Menlo Park, California. The term of the lease commenced on July 1, 2023. The initial term of the lease was for 62 months, unless earlier terminated. The lease provided Combangio with an option to extend the lease for an additional five-year term. During the fourth quarter of 2025, the Company terminated the lease and signed, and paid, a settlement agreement to release the Company from all obligations.

Item 3.       Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4.       Mine Safety Disclosures

None.

Part II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our Common Stock has been publicly traded on The Nasdaq Stock Market under the symbol “KALA” since July 20, 2017 in connection with our IPO. From July 20, 2017 through January 10, 2023 our Common Stock traded on The Nasdaq Global Select Market. Since January 11, 2023, our Common Stock has been trading on The Nasdaq Capital Market.

Holders

As of March 31, 2026, there were approximately 40 holders of record of our Common Stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock since our inception. We intend to retain all available funds and any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our Board may deem relevant.

Information About our Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) under the caption “Equity Compensation Plans”, and is incorporated herein by reference.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year ended December 31, 2025 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K

Repurchase of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025.

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

Overview

We are a biopharmaceutical company in transition, evaluating the development of a dedicated, on-premises artificial intelligence (AI) infrastructure platform for the biotechnology industry. Our current focus is leveraging our mesenchymal stem cell secretome platform to test development of a scalable AI platform-as-a-service business to deploy secure, purpose-built AI systems directly within biotech and pharmaceutical client environments. We have historically been engaged in the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. Our lead product candidate was KPI-012, a MSC-S, which we acquired from Combangio on November 15, 2021. KPI-012 was in clinical development for the treatment of PCED, a rare disease of impaired corneal healing. Based on the results of a Phase 1b clinical safety and efficacy trial of KPI-012 in patients with PCED, we submitted an investigational new drug application to the FDA, which was accepted in December 2022. In February 2023, we dosed our first patient in the United States in our CHASE trial. By September 2025, the CHASE trial did not meet its primary endpoints, and we determined to discontinue our development of KPI-012 and the MSC-S platform. We have since expanded upon our business to evaluate strategic alternatives for our legacy MSC-S assets and capitalize on the substantial intellectual property (IP), proprietary biological datasets, and research experience generated during the clinical trials by starting development of an AI platform.

We are in the process of evaluating and transitioning from historical biologics research and development (R&D) activities to an “AI platform-as-a-service” model intended to provide dedicated, on-premises artificial intelligence infrastructure solutions to biotechnology and pharmaceutical customers. Following the discontinuation of the CHASE Phase 2b clinical trial of KPI-012 in September 2025 and the subsequent resolution of our obligations to Oxford Finance, our current operating focus is (i) the monetization or out-licensing of remaining biologics-related assets and (ii) development and commercialization planning for our licensed Researgency AI platform. This transition is expected to impact our operating expenses, capital requirements, and sources and uses of cash as described further below.

We have refocused our business on two complementary strategic priorities. First, we are preserving and seeking to maximize the value of our MSC-S biologics asset portfolio, including the KPI-012 and KPI-014 product candidates and related intellectual property, through potential licensing, collaboration, and other strategic arrangements with third parties, as well as through evaluation of opportunities to resume preclinical development activities subject to the availability of additional capital. Second, we are building our Researgency business through our exclusive license for Researgency, which we intend to deploy as a dedicated, on-premises AI infrastructure solution for biotechnology and pharmaceutical companies. We believe this dual-track strategy preserves and creates optionality with respect to our biologics assets while simultaneously pursuing a potential business opportunity in the rapidly growing AI platform market for the biotechnology industry.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $27.0 million for the year ended December 31, 2025 and $38.5 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $694.9 million. We have historically financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our IPO, follow-on public Common Stock offerings and sales of our Common Stock under our sales agreement with Jefferies, LLC in at-the-market offerings, private placements of Common Stock and/or preferred stock (including our most recent private placements resulting in gross proceeds of approximately $1.2 million in November 2025 and $4.2 million in January 2026).

Material Fourth Quarter 2025 Developments

Oxford Foreclosure and Workforce Terminations

On September 29, 2025, we received a written notice (the “Default Notice”) of event of default from Oxford Finance LLC (“Oxford Finance”), with respect to the Loan and Security Agreement, dated as of May 4, 2021, by and among us, Combangio and Oxford Finance, as lender and collateral agent (as amended, the “Loan Agreement”). The Default Notice asserted that an event of default had occurred under the Loan Agreement and that the Company’s obligations under the Loan Agreement were immediately due and payable. The total amount of our obligations under the Loan Agreement as of the date of the Default Notice that were accelerated and declared payable by Oxford Finance was $29.1 million, plus any additional interest due upon final payment and any expenses that become payable by us under the Loan Agreement.

On October 18, 2025, Oxford Finance informed us that it intended to foreclose on all of our remaining assets and that Oxford Finance would not consent to our use of cash for any reason other than for minimal payroll expenses pending Oxford Finance’s foreclosure of our assets. In addition, Oxford swept substantially all of our cash resources from our bank accounts. As a result, on October 19, 2025, we terminated all remaining employees not deemed necessary by Oxford Finance to execute a foreclosure of our assets.

On November 3, 2025, Oxford Finance informed us that it intended to pause its foreclosure of our assets and permitted us to use $125,000 of cash it previously swept to fund the negotiation and execution of the Convertible Loan Agreement (as defined below).

On November 25, 2025, we entered into a Loan Settlement Agreement (the “Settlement Agreement”) with Oxford Finance pursuant to which the Company owed Oxford Finance $2.0 million to be paid pursuant to the terms of the Settlement Agreement. The Settlement Agreement was entered into in connection with events of default by the Company, under the Loan Agreement. On December 26, 2025, the Company paid Oxford Finance $2.0 million, resulting in the Company’s obligations under the Settlement Agreement and the Loan Agreement being satisfied and the aggregate liability due to Oxford Finance of approximately $10,600 being settled and released.

Convertible Loan Agreement

On November 9, 2025, we entered into a Convertible Loan Agreement (the “Convertible Loan Agreement”) with David Lazar, an individual lender, pursuant to which David Lazar provided us a convertible loan in the aggregate amount of $375,000 (the “Loan Principal”).

Pursuant to the terms of the Convertible Loan Agreement, the Loan Principal bore simple interest at a rate equal to 15% per annum, commencing on the date we receive the applicable portion of the Loan Principal and until full repayment thereof in accordance with the terms of the Convertible Loan Agreement. The Loan Principal was due and payable by us to David Lazar on the first anniversary of receiving the Loan Principal. Subject to compliance with the rules and regulations of The Nasdaq Stock Market, at any time prior to the full repayment of the Loan Amount to David Lazar, David Lazar had the right, upon prior written notice to us, to convert all or any of the then outstanding and unpaid portion of the Loan Amount into shares of our Common Stock at the conversion prices specified in the Convertible Loan Agreement. In addition, if we had entered into a definitive agreement to consummate an M&A Transaction (as defined in the Convertible Loan Agreement) or an underwritten public offering, and if the Loan Amount had not previously converted or been repaid pursuant to the Convertible Loan Agreement, David Lazar had the right to elect to (i) convert the entire Loan Amount into the most senior class of shares issued us immediately prior to such events or (ii) have the entire Loan Amount repaid in cash. We repaid the Loan Principal in full to David Lazar on December 18, 2025.

Private Placement of Series AA Preferred Stock

 On November 23, 2025, the Company entered into a Securities Purchase Agreement (the “November 2025 Purchase Agreement”) with David Lazar, pursuant to which the Company agreed to issue and sell, in a private placement, shares of our Series AA Preferred Convertible Preferred Stock, par value $0.001 per share (the “Series AA

Preferred Stock”) and our Series AAA Preferred Stock, par value $0.001 per share (the “Series AAA Preferred Stock”), in two closings for aggregate gross proceeds of up to $6.0 million, subject to the terms and conditions set forth in the November 2025 Securities Purchase Agreement (the “Series AA Private Placement”).

The closing of the Series AA Private Placement occurred on November 24, 2025, on which date we issued and sold to David Lazar an aggregate of 900,000 shares of Series AA Preferred Stock at a price per share equal to $2.00, for aggregate gross proceeds of $1.8 million. Each share of Series AA Preferred Stock was convertible into 55 shares of Common Stock for an aggregate total of 49,500,000 shares of Common Stock issuable upon conversion of the Series AA Preferred Stock. As of March 31, 2026, all of the shares of Series AA Preferred Stock have been converted to shares of Common Stock, and there are no Series AA Preferred Shares of the Company outstanding. As of March 31, 2026, there were 681,818 shares of Series AA Preferred Stock outstanding.

Pursuant to the November 2025 Purchase Agreement, the Company also agreed to issue and sell to David Lazar 2,100,000 Series AAA Preferred Shares, at a price per Series AAA Preferred Share equal to $2.00, for aggregate gross proceeds of $4.2 million. The closing of the Series AAA Preferred Stock was subject to (i) the approval by the Company’s stockholders at a meeting of stockholders (the “Stockholder Meeting”) of (A) an increase in the number of authorized shares of Common Stock to enable the Company to issue all of the shares of Common Stock that are issuable upon the conversion of the Series AA Preferred Stock and Series AAA Preferred Stock into Common Stock (the “Share Increase”) and (B) the conversion of the Series AA Preferred Stock and Series AAA Preferred Stock into shares of Common Stock in accordance with the listing rules of Nasdaq (collectively, the “Stockholder Approvals”), (ii) the filing of an amendment to the Company’s Restated Certificate of Incorporation, as amended (the “Restated Certificate of Incorporation), with the Secretary of State of the State of Delaware (the “Charter Amendment”) effecting the Share Increase, (iii) the filing of a Certificate of Designations, Preferences and Rights of Series AAA Convertible Non-Redeemable Preferred Stock (the “Series AAA Certificate of Designations”), with the Secretary of State of the State of Delaware creating the Series AAA Preferred Stock, and (iv) the satisfaction of other customary closing conditions.

Pursuant to the Securities Purchase Agreement, if at any time during the six-month period following the date of the closing of the Series AAA Preferred Stock (the “Participation Period”), the Company proposes to offer and sell new equity securities in an offering that is conducted pursuant to an exemption from registration under the Securities Act, or in an offering that is registered under the Securities Act that is not conducted as a firm-commitment underwritten offering, then, subject to compliance with securities laws and regulations, the Company has agreed to offer David Lazar the right to purchase, on the same terms, including the price per security, and subject to the same conditions, as are applicable to the other investors in such offering, that amount of new equity securities equal to up to 25% of the total amount of new equity securities being offered for sale in such offering. In addition, if during the Participation Period, the Company proposes to offer and sell new equity securities in a firm-commitment underwritten offering registered under the Securities Act, then subject to compliance with securities laws and regulations, the Company has agreed to use its commercially reasonable efforts to cause the managing underwriters of such offering to contact the Investor about potentially participating in such offering and to provide to the Investor the opportunity to purchase up to 25% of the total new equity securities, subject to certain conditions and limitations.

Pursuant to the November 2025 Purchase Agreement, subject to obtaining Stockholder Approvals and the consummation of the Second Closing, David Lazar has the right to recommend to the Company up to eight individuals to be nominated for election at the Stockholder Meeting (the “Investor Nominees”), provided that such right shall at all times be subject to, and in compliance with, Nasdaq Listing Rule 5640.

On December 11, 2025, David Lazar transferred his rights and obligations under the November 2025 Purchase Agreement solely with respect to the shares of Series AAA Preferred Stock and the director nomination rights, to AK Holdings Group Inc., a Panamanian company (“AK Holdings”).

December 2025 Registered Direct Offering

On December 4, 2025, we entered into a securities purchase agreement (the “December 2025 Purchase Agreement”) with a certain institutional investor (the “RD Investor”), pursuant to which the Company agreed to issue and sell in a registered direct offering (the “RD Offering”) (i) 900,000 shares of the Company’s Common Stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 9,100,000 shares of Common Stock

(the “Pre-Funded Warrant Shares”), at a purchase price of $1.00 per Pre-Funded Warrant Share (less $0.0001 per Pre-Funded Warrant). The gross proceeds to the Company from the RD Offering was approximately $10.0 million before deducting placement agent fees and other offering expenses payable by the Company.

The shares of Common Stock, Pre-Funded Warrants and Pre-Funded Warrant Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-270263) which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2023, as amended, and declared effective by the SEC on May 11, 2023, and related base prospectus and a prospectus supplement dated December 4, 2025, thereunder.

The Pre-Funded Warrants have an initial exercise price per share of $0.0001, subject to certain adjustments. The Pre-Funded Warrants may be exercised at any time until exercised in full, except that a holder (together with its affiliates) will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise would cause the aggregate number of shares of the Company’s Common Stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, upon election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately prior to or after giving effect to the exercise, subject to such holder’s rights under the Pre-Funded Warrants to increase or decrease such percentage to another percentage not in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded warrants, provided that any increase shall only be effective upon at least 61 days’ prior notice from such holder to the Company. The Offering closed on December 5, 2025.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to certain restrictions on the issuance and sale of its Common Stock or Common Stock Equivalents (as defined in the December 2025 Purchase Agreement) until 30 days following the closing date, and not to issue any Common Stock or Common Stock Equivalents in a Variable Rate Transaction (as defined in the December 2025 Purchase Agreement) for one year from the closing date, subject to an exception as contained therein.

Recent Developments

 ATM Facility

On January 8, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) providing for the sale and issuance by the Company of shares of its Common Stock from time to time, through or to Wainwright as the Company’s sales agent or principal in an “at the market offering” program and as set forth in the ATM Agreement (the “ATM Offering”).

The Company filed a prospectus supplement, dated January 8, 2026, including an accompanying base prospectus, dated May 11, 2023, contained therein (the “ATM Prospectus Supplement”), which together form a part of the Company’s shelf registration statement on Form S-3, as amended (File No. 333-270263), initially filed by the Company with the SEC on March 3, 2023 and declared effective by the SEC on May 11, 2023 in connection with the offer and sale of shares of Common Stock pursuant to the ATM Agreement. The aggregate market value of the shares of Common Stock eligible for sale under the prospectus supplement is currently $15.0 million.

Pursuant to the terms of the ATM Agreement, Wainwright agreed to use its commercially reasonable efforts, consistent with applicable state and federal law, rules and regulations, and the rules of the Nasdaq Capital Market, to sell the shares of Common Stock from time to time. Under the ATM Agreement, the Company may designate the parameters for the sale of shares of Common Stock, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold on any trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, Wainwright may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including without limitation, sales made directly on Nasdaq or on any other existing trading market for the Common Stock or to or through a market maker. In addition, with the Company’s prior written approval, Wainwright may also sell shares in privately negotiated transactions or block transactions. The gross sales price of the shares of

Common Stock sold by Wainwright under the ATM Agreement as sales agent is the market price for the shares of Common Stock on Nasdaq at the time of sale.

Private Placement of Series AAA Preferred Stock

On January 29, 2026, pursuant to the terms of a certain Rights Purchase Agreement, by and among AK Holdings and each signatory thereto (the “Series AAA Investors”), AK Holdings sold its rights to purchase the Series AAA Preferred Stock (but not its director nomination rights under the November 2025 Purchase Agreement) to the Series AAA Investors.

On January 30, 2026, the Company entered into a Securities Purchase Agreement (the “January 2026 Purchase Agreement”), pursuant to which we issued and sold to the “Series AAA Investors” in a private placement (the “January 2026 Private Placement”), an aggregate of 2,100,000 shares of Series AAA Preferred Stock at a price per share equal to $2.00, for aggregate gross proceeds of $4.2 million. The closing of the January 2026 Private Placement occurred on January 30, 2026. Each share of Series AAA Preferred Stock was convertible into 420 shares of Common Stock for an aggregate total of 882,000,000 shares of Common Stock issuable upon conversion of the Series AAA Preferred Stock. As of the date of this Annual Report on Form 10-K, all of the shares of Series AAA Preferred Stock have been converted into shares of Common Stock and there are no Series AAA Preferred Shares of the Company outstanding.

Loan and Security Agreement

On February 9, 2026, the Company made a loan (the “Loan”) in the principal amount of $7.0 million evidenced by a secured promissory note (the “Note”) to Minglemint Solutions LLC (“Borrower”). The Loan bears interest at a rate of 8.0% per annum, and is due and payable on February 9, 2027.

The Note includes customary event of default provisions, including, but not limited to, for a breach of any representations and warranties or covenants, any bankruptcy or insolvency proceedings of the Borrower, and the failure of the Borrower to pay, upon 15 days’ written notice of default, any principal amount of the Loan or interest due. The Note provides for a default interest rate of 13.0%. As described in the Note, upon the occurrence of certain events of default, the Company may, among other remedies, declare the outstanding balance of the Note including all accrued interest thereon immediately due and payable.

Additionally, the Note is secured by a continuing first priority lien and security interest in all fixtures and personal property of the Borrower (the “Collateral”), pursuant to the security agreement with the Borrower dated February 9, 2026 (the “Security Agreement”). The Collateral includes, but is not limited to, all accounts, goods, documents, instruments, securities and investment properties, money, accounts and rights to payment of the Borrower, and any proceeds, records and obligations relating to the foregoing, as more fully detailed in the Security Agreement.

Platform Development and Exclusive License Agreement

On March 3, 2026, the Company entered into a Platform Development and Exclusive License Agreement (the “Younet License Agreement”) pursuant to which the Company obtained a worldwide exclusive license of Younet’s Researgency Platform, together with associated trademarks and intellectual property. The term of the Younet License Agreement is for 12 months following the Effective Date (the “Initial Term”), with the option by the Company to renew the agreement for successive 12 months terms (each, a “Renewal Term”), in each case by providing notice to Younet pursuant to the terms of the Agreement (the “Extension Notice”). Pursuant to the Agreement, Younet agreed to provide to the Company certain deliverables and services related to the Researgency Platform, with certain additional deliverables to be provided by Younet in the event of a Renewal Term, in each case with all operating costs relating to the Researgency Platform to be paid by the Company.

In consideration of the services to be performed by Younet under the Agreement, the Company paid to Younet for the Initial Term a cash fee of up to $530,000 consisting of (i) $80,000 in cash, which was paid by the Company on the Effective Date, and (ii) in the event the Company delivers to Younet a written notice electing to engage Younet for the continued development of Researgency, $450,000 in cash, payable in 9 monthly installments of $50,000, pursuant to the terms of the Agreement. Such notice may be provided at any time on or after the first business day of the third month following the Effective Date and such continued development may be terminated upon 30 days notice by the Company. In addition, the Company has to issued to Younet 5,000,000 shares of Common Stock, within 10 business days of the Effective Date. In addition, each time the Agreement is extended for a Renewal Term, the Company shall (i) pay to Younet $250,000 in cash and (ii) issue to Younet 5,000,000 shares of Common Stock within 10 business days of the Extension Notice. Any shares of Common Stock issuable to Younet pursuant to the Agreement shall herein be referred to as the “Younet Shares.” Except for certain block trades, during the Term (as defined in the Agreement) and for the twelve months thereafter, Younet shall not sell any Younet Shares on any Trading Day (as defined in the Agreement) in an amount that exceeds 3% of the Daily Trading Volume (as defined in the Agreement) for such Trading Day.

In addition, Younet has granted to the Company an irrevocable option, exercisable at any time during the Initial Term or any Renewal Terms, to acquire all of the issued and outstanding equity interests of Younet, or, at the Company’s election, substantially all of the assets of Younet, for a total purchase price of $55,000,000, subject to the terms of the Agreement.

If the Company does not deliver an Extension Notice prior to the expiration of the Initial Term or any Renewal Term, the Agreement shall expire automatically at the end of the applicable term. In addition, the Agreement may be terminated by either party (i) for uncured material breach or (ii) due to the insolvency of the other party. Upon termination or expiration, (a) the Exclusive License will terminated, (b) all licenses granted to Younet with respect to KALA Data (as defined in the Agreement) will immediately terminate, (c) all licenses granted to the Company with respect to Younet Background IP (as defined in the Agreement) will survive in accordance with their terms, and (d) all Work Product (as defined in the Agreement) completed as of the date of termination shall be delivered to and owned by the Company.

Nasdaq Deficiencies

On November 10, 2025, we received a deficiency letter (the “MVLS Letter”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market notifying us that the listing of our Common Stock was not in compliance with Nasdaq Listing Rule 5550(b)(2) (the “Minimum MVLS Requirement”) for continued listing on Nasdaq, as the market value of our listed securities was less than $35 million for the previous 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until May 11, 2026 (the “MVLS Compliance Date”), to regain compliance with the Minimum MVLS Requirement. If, at any time before the MVLS Compliance Date, the market value of our listed securities closes at $35 million or more for a minimum of 10 consecutive business days, the Staff will provide written notification to us that we have regained compliance with the Minimum MVLS Requirement.

If we do not regain compliance with the Minimum MVLS Requirement by the MVLS Compliance Date, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”) pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Panel, such appeal would be successful.

In addition, on January 20, 2026, we received a letter from the Staff indicating that, based upon the closing bid price of the Company’s Common Stock for the 30 consecutive business days between December 3, 2025, to January 16, 2026, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until July 20, 2026 (the “Minimum Bid Price Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with the Minimum Bid Price Rule, our Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Minimum Bid Price Compliance Period. In the event we do not regain compliance by the end of the Minimum Bid Price Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our Common Stock will be subject to delisting. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification. In the event of such a notification, we may appeal the Staff’s determination to delist its securities.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024	Change

	(in thousands)
Costs and expenses:
General and administrative	$23,629	$18,340	$5,289
Research and development	18,780	22,094	(3,314)
(Gain) Loss on fair value remeasurement of contingent consideration	(4,659)	549	(5,208)
Impairment of right-of-use assets	1,411	—	1,411
Total operating expenses	39,161	40,983	(1,822)
Loss from operations	(39,161)	(40,983)	1,822
Other income (expense)
Interest income	1,140	2,056	(916)
Interest expense	(3,276)	(5,783)	2,507
Grant income	3,377	6,199	(2,822)
Gain on extinguishment of debt	5,793	—	5,793
Other income (expense), net	5,147	—	5,147
Net loss	$(26,980)	$(38,511)	$11,531

General and administrative expenses

General and administrative expenses consist primarily of salaries, benefits, stock-based compensation and travel expenses related to our executive, finance, human resources, legal, compliance, information technology and business development functions. General and administrative expenses also include professional fees for auditing, tax, information technology, consultants, legal services and allocated facility related costs not otherwise included in research and development expenses.

General and administrative expenses were $23.6 million for the year ended December 31, 2025, compared to $18.3 million for the year ended December 31, 2024, which was an increase of $5.3 million, or 29.0%. The increase in general and administrative expenses for the year ended December 31, 2025 was primarily due to a $2.7 million increase in administrative and professional service fees and $2.6 million increase in employee-related costs, primarily a result of our decision to cease development of KPI-012 and our MSC-S platform, including costs related to restructuring and wind-down activities, increased legal and professional services support, and higher employee-related costs in connection with those activities.

Research and development expenses

The following table summarizes the research and development expenses incurred during the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024	Change

	(in thousands)
KPI‑012 development costs	$8,156	$10,170	$(2,014)
Employee‑related costs for research and development personnel	8,928	10,757	(1,829)
Other research and development costs	1,696	1,167	529
Total research and development	$18,780	$22,094	$(3,314)

Research and development expenses consist of costs associated with our research activities, including compensation and benefits for full time research and development employees, an allocation of facilities expenses, overhead expenses and certain outside expenses. Our research and development expenses generally include: employee related expenses, including salaries and stock based compensation; expenses incurred for the preclinical and clinical development of our product candidates and under agreements with contract research organizations, including costs of manufacturing product candidates prior to the determination that FDA approval of a drug candidate is probable and before the future economic benefit of the drug is expected to be realized; and facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and supplies.

We expense research and development costs as they are incurred. We expense costs relating to the production of inventory for our product candidates, as research and development expenses within our consolidated statements of operations and comprehensive loss in the period incurred, unless we believe regulatory approval and subsequent commercialization of the product candidate is probable and we expect the future economic benefit from sales of the drug to be realized. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. We track outsourced development costs by development program but do not allocate personnel costs, payments made under license agreements or other costs to specific product candidates or development programs. These costs are included in employee related costs and other research and development costs in the line items in the above table.

Research and development expenses were $18.8 million for the year ended December 31, 2025, compared to $22.1 million for the year ended December 31, 2024, a decrease of $3.3 million driven by a $2.0 million decrease in KPI-012 clinical development costs following our discontinuation of our MSC-S platform and a $1.8 million decrease in personnel and facilities expenses after workforce reductions.

(Gain) loss on fair value remeasurement of contingent consideration

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

Gain on fair value remeasurement of Contingent Consideration for the year ended December 31, 2025 was $4.7 million as compared to a loss of $0.5 million for the year ended December 31, 2024, primarily due to our decision to cease development of KPI-012 and our MSC-S platform.

Impairment of right-of-use assets

Impairment of right-of-use assets for the year ended December 31, 2025 was $1.4 million of expense, compared to $0 for the year ended December 31, 2024, due to the impairment of the right-of-use asset related to our Menlo Park lease.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any.

Interest income was $1.1 million for the year ended December 31, 2025, compared to $2.1 million for the year ended December 31, 2024, a decrease of $1.0 million. Interest income consists of interest earned on our cash, cash equivalents and short-term investments, if any. The decrease was attributable to a lower cash balance during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Interest expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs and accretion of the final payment fee recognized on our debt arrangements

Interest expense was $3.3 million and $5.8 million for the years ended December 31, 2025 and 2024, respectively. Interest expense for the years ended December 31, 2025 and 2024 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. The decrease in 2025 was primarily a result of the Settlement Agreement during the fourth quarter of 2025. As of December 31, 2025, $0 million of indebtedness was outstanding under our Loan Agreement. During the year ended December 31, 2024, $34.0 million of indebtedness was outstanding under our Loan Agreement until $4.7 million was repaid on December 26, 2024 resulting in an outstanding indebtedness of $29.3 million as of December 31, 2024.

Grant income

Grant income for the years ended December 31, 2025 and 2024 was $3.4 million and $6.2 million, respectively, related to the CIRM Award. The decrease in grant income was due to the early achievement of specified milestones under the CIRM Award and the timing of the associated costs related to the CHASE Phase 2b clinical trial. The CIRM Award is not in the scope of the contracts with customers accounting guidance as the government entity is not a customer under the agreement. Rather, the CIRM Award is accounted for as a contract to perform research and development activities. As a result, grant income is recognized as the related research and development expenses are incurred. Additionally, on September 29, 2025, the Company announced that the CHASE trial of KPI-012 for the treatment of PCED did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any meaningful difference between either KPI-012 treatment arm and the placebo arm. Based on the CHASE trial results, we determined to cease development of KPI-012 and our MSC-S platform, and as such, we do not expect to receive grant income relating to the CIRM Award in the near future.

Gain on extinguishment of debt

We recognized a gain on extinguishment of debt of $5.8 million for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024, an increase of $5.8 million. This gain was recorded in connection with the resolution of our obligations under our debt arrangements during 2025. Because this item relates to a discrete financing and settlement event, the amount may not be indicative of our ongoing results of operations.

Other income (expense), net

Other income, net for the year ended December 31, 2025 was $5.1 million, compared to $0 for the year ended December 31, 2024, an increase of $5.1 million, primarily related to gains associated with settlements, including a $3.4 million gain on executive compensation settlements, $1.4 million gain on other liabilities’ settlements and $0.9 million gain on Menlo Park lease settlement, partially offset by $0.5 million loss on disposal of fixed assets. There was no other expense, net for the year ended December 31, 2024. Because these items reflect discrete settlement activity, they may not be indicative of future period results.

Known trends, events and uncertainties affecting results of operations

We expect our results of operations to continue to be materially affected by the fact that we do not have revenue-generating commercial products and are dependent on external financing, asset monetization transactions, and/or partnering activity to fund operations. In addition, our future operating results are expected to be influenced by the timing, structure, and probability of any potential out-licensing or collaboration arrangements relating to KPI-012, KPI-014, and related intellectual property, as well as execution and commercialization risks associated with our Researgency initiative, including the time and cost required to develop and deploy on-premises AI systems, the pace of customer evaluation and adoption, and the evolution of the regulatory and data-governance environment applicable to AI-enabled platforms. Our operating results may also be affected by the impacts of prior workforce reductions and broader capital markets conditions, which may constrain our access to financing and increase volatility in our operating plans.

Liquidity and Capital Resources

As described in Note 2 to the consolidated financial statements, we have incurred recurring losses from operations and negative cash flows from operations since inception, had an accumulated deficit of $694.9 million as of December 31, 2025, and disclosed going concern uncertainty during the first, second and third quarters of 2025. During the fourth quarter of 2025, we also experienced significant liquidity constraints in connection with our debt arrangement with Oxford Finance. Management concluded that, after considering its plans and recent developments, substantial doubt about our ability to continue as a going concern was alleviated for the twelve months following the date the consolidated financial statements were issued.

Since our inception, we have incurred significant operating losses. We only generated limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of our Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our IPO, follow-on public Common Stock offerings and sales of our Common Stock under our at-the-market equity offerings, private placements of Common Stock and/or preferred stock, borrowings under credit facilities, our Loan Agreement with Oxford Finance, disbursements under a grant from CIRM, and convertible promissory notes and warrants. As of December 31, 2025 and 2024, we had $7.6 million and $51.2 million, respectively, in cash and cash equivalents. As of December 31, 2025 and 2024, we had $0 and $29.3 million, respectively, of indebtedness outstanding under our Loan Agreement with Oxford Finance.

Based on our current operating plan, including anticipated expenses related to our Researgency initiative and routine corporate costs, we believe our existing cash and cash equivalents will fund operations into the first quarter of 2027. We are evaluating additional financing alternatives, including potential sales under our ATM program and private placements, and pursuing asset monetization opportunities. If these actions are not successful or timely, we will need to further reduce or defer planned expenditures, which could materially affect our strategy. Our ability to raise additional capital may be constrained by market conditions, our Nasdaq continued listing compliance efforts, and investor perceptions regarding our liquidity position and historical operating losses.

Combangio Merger Agreement

Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), we entered into with Combangio in connection with the acquisition of Combangio in November 2021, the former Combangio stockholders or other equityholders (the “Combangio Equityholders”), are entitled to receive from us up to $105.0 million in payments that are contingent upon the achievement of specified development, regulatory and commercialization milestones (the “Contingent Consideration”).

Upon dosing of the first patient in our CHASE trial for PCED in the United States in February 2023, we paid the former Combangio Equityholders an aggregate of $2.5 million in cash and $2.4 million in shares of our Common Stock (representing an aggregate of 105,038 shares of our Common Stock ) in March 2023. The remaining amount of $0.1 million was paid in cash in January 2024. Any Contingent Consideration payable under the Merger Agreement in the future would be paid only in cash as follows: (i) $5.0 million payable upon the first patient dosed with any product candidate whose active ingredient comprises one or more biological factors secreted by MSC-S or their progenitors, including KPI-012, or the Product Candidate, in a pivotal clinical trial, (ii) $12.5 million payable upon regulatory approval by the FDA of marketing and sale of a Product Candidate in the United States, subject to certain specified reductions; (iii) $17.5 million payable upon the first commercial sale of a Product Candidate in the United States, subject to certain specified reductions and (iv) an aggregate of up to $65.0 million payable upon the achievement of specified sales milestones; tiered cash royalties at percentage rates in the mid-to-high single digits payable on annual net sales of all Product Candidates; and a cash payment at a percentage rate in the high single digits of all income, including earnout payments, received by us or any of our affiliates from a product license granted by us to a third party to sell or otherwise commercialize the Product Candidate in countries where neither we nor our affiliates conduct sales of such Product Candidate, subject to certain exceptions set forth in the Merger Agreement.

If the aggregate amount of Contingent Consideration payable in any calendar year exceeds $2.5 million (the “Excess Cash Cap”), such excess portion, or the Carry Forward Contingent Cash Consideration, will be carried forward and, subject to application of the Excess Cash Cap in the following calendar year, become payable on the first business day of the following calendar year. Any Carry Forward Contingent Cash Consideration outstanding on June 1, 2026 is payable in full on June 1, 2026. While our CHASE trial is currently on hold, if we were to continue development of KPI-012 or certain other product candidates, the Contingent Consideration payable under the Merger Agreement.

Sale of Commercial Business

In July 2022, we sold our Commercial Business to Alcon. In addition to the upfront cash payment of $60.0 million we received from Alcon, we are also eligible to receive from Alcon up to four commercial-based sales milestone payments as follows: (1) $25.0 million upon the achievement of $50.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (2) $65.0 million upon the achievement of $100.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2028, (3) $75.0 million upon the achievement of $175.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029 and (4) $160.0 million upon the achievement of $250.0 million or more in aggregate worldwide net sales of EYSUVIS and INVELTYS in a calendar year from 2023 to 2029. Each milestone payment is only payable once, if at all, upon the first time such milestone is achieved, and only one milestone payment is paid with respect to a calendar year. In the event that more than one milestone is achieved in a calendar year, the higher milestone payment is payable and the lower milestone payment becomes payable only if the corresponding milestone is achieved again in a subsequent calendar year. To date, we have not received any such milestone payments. We now have no revenue-generating commercial products, and although we are eligible to receive up to $325.0 million in milestone-based payments from Alcon, there can be no assurance as to when we may receive such milestone payments or the amount of milestone payments we may receive, if any.

CIRM Award

Our development of KPI-012 was funded, in part, by an award from the California Institute for Regenerative Medicine (“CIRM”). On April 28, 2023, CIRM awarded Combangio a $15.0 million grant, or the CIRM Award, subject to entering into a final award agreement, to support Combangio’s ongoing KPI-012 program for the treatment of PCED as well as product and process characterization and analytical development for the program. On August 2, 2023, Combangio entered into the CIRM Award and received an initial $5.9 million disbursement from CIRM. In 2025 and 2024, Combangio received an aggregate of $3.4 million and $5.8 million, respectively, in disbursements from CIRM upon the achievement of specified milestones. The CIRM Award is subject to a co-funding requirement under which Combangio is obligated to spend a specified minimum amount on the development of KPI-012 to obtain the full award amount and a significant portion of the award is payable to Combangio upon the achievement of specified milestones that are primarily related to Combangio’s progress in conducting the CHASE clinical trial. Under the terms of the CIRM Award, Combangio is obligated to pay a royalty on net sales of any product, service or approved drug resulting in whole or in part from the CIRM Award in the amount of 0.1% per $1.0 million of funds utilized by us until the earlier of 10 years from the date of first commercial sale of such product, service or approved drug and such time as nine times the amount of funds awarded by CIRM has been paid in royalties, or the Base Royalty. In addition, following the satisfaction of the Base Royalty, Combangio is obligated to pay a 1.0% royalty on net sales of any CIRM-funded invention in excess of $500 million per year until the last to expire patent covering such invention expires.

Under the CIRM Award, if we were to fail to satisfy the co-funding requirement under the CIRM Award or fail to achieve the milestones within the timeframe required by the CIRM Award, we may not receive full funding under the CIRM Award. CIRM may permanently cease disbursements under the CIRM Award if the milestones are not met within four months of their scheduled completion dates or if the delay is not addressed to CIRM’s satisfaction, as determined by CIRM in its sole discretion. Additionally, if CIRM determines, in its sole discretion, that Combangio has not complied with the terms and conditions of the CIRM Award, CIRM may suspend or permanently cease disbursements. Moreover, disbursements under the CIRM Award are contingent upon the availability of funds in the state of California’s Stem Cell Research and Cures Fund, which is outside of our control. On September 29, 2025, we announced that based on the CHASE trial results, we determined to cease development of KPI-012 and our MSC-S platform. As of December 31, 2025, no more funding is expected under the CIRM Award.

Offerings under Registration Statements

On March 3, 2023, we filed a shelf registration statement on Form S-3 with the SEC (the “2023 Shelf Registration”), which was declared effective on May 11, 2023. Under the 2023 Shelf Registration, we may offer and sell up to $350.0 million of a variety of securities including Common Stock, preferred stock, warrants, depositary shares, debt securities, subscription rights or units. In accordance with the terms of the Open Market Sale Agreement, we may issue and sell, from time to time, up to an aggregate of $40.0 million of our Common Stock in an at-the-market equity offering through Jefferies.

From entry into the Open Market Sale Agreement and as of December 31, 2025, we sold an aggregate of 784,196 shares of our Common Stock under the 2023 Shelf Registration for total net proceeds of approximately $7.0 million, none of which were sold during the year ended December 31, 2025. During the year ended December 31, 2024, we sold an aggregate of 527,940 shares of our Common Stock under the Open Market Sale Agreement under the 2023 Shelf Registration for total net proceeds of approximately $3.4 million.

On January 8, 2026, we entered into the ATM Agreement with Wainwright pursuant to which we filed the ATM Prospectus Supplement to the 2023 Shelf Registration. The aggregate market value of the shares of Common Stock eligible for sale under the ATM Prospectus Supplement is currently $15.0 million.

Loan Agreement

On May 4, 2021, we entered into the Loan Agreement with Oxford Finance, in its capacity as lender and as collateral agent, pursuant to which a term loan of up to an aggregate principal amount of $125.0 million became available to us, consisting of a tranche A term loan that was disbursed on the closing date of the Loan Agreement in the aggregate principal amount of $80.0 million and additional tranches that are no longer available to us. Through June 30, 2023, the term loan bore interest at a floating rate equal to the greater of 30-day LIBOR and 0.11%, plus 7.89%. Effective July 1, 2023, the term loan bears interest at a floating rate equal to the greater of (a) 8.00% and (b) the sum of (i) the 1-Month CME Term Secured Overnight Financing Rate (“SOFR”), (ii) 0.10% and (iii) 7.89%. Certain of the customary negative covenants limit our and certain of our subsidiaries’ ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. In connection with our entry into the purchase agreement for the sale of our Commercial Business to Alcon on May 21, 2022, we entered into an amendment to the Loan Agreement (“Second Loan Amendment”), pursuant to which Oxford Finance consented to the entry by us into the asset purchase agreement and the sale of the Commercial Business to Alcon and agreed to release its liens on the Commercial Business in consideration for the payment by us at the closing of the Alcon Transaction of an aggregate amount of $40.0 million (the “Second Amendment Prepayment”), to Oxford Finance. The Second Amendment Prepayment, which represented a partial prepayment of principal in the amount of $36.7 million of the $80.0 million principal amount outstanding under the term loan advanced by Oxford Finance, as lender, under the Loan Agreement, plus a prepayment fee of $0.7 million and a final payment fee of $2.6 million, was paid on July 8, 2022 in connection with the closing of the Alcon Transaction.

On December 27, 2022, we entered into an amendment to the Loan Agreement with Combangio and Oxford Finance (the “Third Loan Amendment”), pursuant to which Oxford Finance agreed to amend certain provisions of the Loan Agreement to permit the transfer of the listing of our Common Stock from The Nasdaq Global Select Market to The Nasdaq Capital Market. Pursuant to the Third Loan Amendment, we agreed (A) to make partial prepayments of the principal amount of the term loan outstanding under the Loan Agreement (the “Third Amendment Prepayments”) as follows: (1) a payment of $5.0 million on or before June 30, 2023, representing a partial prepayment of principal in the amount of $4.7 million, plus a final payment fee of $0.3 million and (2) a payment of $5.0 million on or before January 31, 2024, representing a partial prepayment of principal in the amount of $4.7 million, plus a final payment fee of $0.3 million and (B) the start date for us to make amortization payments under the Loan Agreement was changed from January 1, 2026 to January 1, 2025 (the “Amortization Date”). On January 25, 2023, we paid the Third Amendment Prepayments and the principal loan balance under the Loan Agreement following such prepayments was $34.0 million.

Pursuant to the Third Loan Amendment, if we made an additional prepayment under the Loan Agreement equal to $5.0 million (inclusive of the final payment fee) on or prior to December 31, 2024(the “First Extension Prepayment”), the Amortization Date would be automatically changed to July 1, 2025, and the maturity date of the Loan Agreement would be automatically changed from May 1, 2026 to November 1, 2026. On December 26, 2024, we paid the First Extension Prepayment, and as a result, the Amortization Date was changed to July 1, 2025 and the maturity date of the Loan Agreement automatically changed to November 1, 2026.

If we made an additional prepayment under the Loan Agreement equal to $2.5 million (inclusive of the final payment fee) on or prior to June 30, 2025, or the Second Extension Prepayment, the Amortization Date would be automatically changed to January 1, 2026, and the maturity date of the Loan Agreement would be automatically changed to May 1, 2027. On June 26, 2025, we paid the Second Extension Prepayment, and as a result, the Amortization Date was automatically changed to January 1, 2026 and the maturity date of the Loan Agreement was automatically changed to May 1, 2027.

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

On September 29, 2025, we received the Default Notice from Oxford Finance, with respect to the Loan Agreement. The Default Notice asserted that an Event of Default had occurred and was continuing under the Loan Agreement and alleged that other events of default under the Loan Agreement may exist. In the Default Notice, Oxford Finance declared by reason of the Event of Default, that all of our obligations under the Loan Agreement were immediately due and payable. In addition, the Default Notice indicated that our obligations under the Loan Agreement began accruing interest at the Default Rate (as defined in the Loan Agreement) effective immediately upon occurrence of the Event of Default. The total amount of our obligations under the Loan Agreement as of the date of the Default Notice that were accelerated and declared payable by Oxford Finance was $29.1 million, plus any additional interest due upon final payment and any expenses that become payable by us under the Loan Agreement.

On October 19, 2025, pursuant to the terms of the Loan Agreement, Oxford Finance informed us that it intended to foreclose on all of our remaining assets and that Oxford Finance would not consent to the Company’s use of cash for any reason other than for minimal payroll and related expenses pending Oxford Finance’s foreclosure of the Company’s assets. Oxford then swept substantially all of our cash resources from our bank accounts. On November 3, 2025, Oxford Finance informed us that it intended to pause its foreclosure of the Company’s assets and permitted us to use $125,000 of cash it previously swept to fund the negotiation and execution of the Convertible Loan Agreement and to fund preliminary preparation work on the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

On November 25, 2025, the Company entered into the Settlement Agreement with Oxford Finance pursuant to which the Company owed Oxford Finance $2.0 million to be paid pursuant to the terms of the Settlement Agreement. On December 26, 2025, the Company paid Oxford Finance the settlement agreement amount of $2.0 million. As a result of such payment, all of its obligations under the Settlement Agreement and the Loan Agreement have been satisfied and the aggregate liability due to Oxford Finance of approximately $10,600 has been settled and released.

Convertible Loan Agreement

On November 9, 2025, the Company entered into the Convertible Loan Agreement with David Lazar, pursuant to which the David Lazar agreed to provide the Company a convertible loan in the aggregate amount of up to $375,000, which was received in November 2025 and repaid in December 2025.

Settlement Agreements

On December 30, 2025, the Company entered into a settlement agreement with Baker Bros. Advisors LP (“Baker Bros”) under which the Company agreed to issue 900,000 shares of Common Stock to resolve certain claims relating to participation rights under prior financing arrangements (the “Baker Settlement”). In connection with the Baker Settlement, the Company and Baker Bros also entered into a voting agreement under which Baker Bros granted an irrevocable proxy in favor of the Company to vote the settlement shares and other specified shares in line with the Board’s recommendations for a period of 6 months.

On December 30, 2025, the Company entered into a settlement agreement with LifeSci Capital LLC under which the Company agreed to issue 2,200,000 shares of Common Stock to settle certain payment obligations for financial advisory services.

On December 30, 2025, the Company entered into a consulting agreement and a settlement agreement with Delaware IR LLC (“Delaware IR”). Under the consulting agreement, Delaware IR agreed to provide marketing and advertising services for a six-month term for $600,000. Under the settlement agreement, the Company agreed to issue 1,100,000 shares of Common Stock to settle the outstanding $600,000 amount owed under the consulting agreement, with a make-whole mechanic tied to ultimate net sale proceeds from the future sales of the 1,100,000 shares of Common Stock.

December 2025 Registered Direct Offering

On December 4, 2025, we entered into a securities purchase agreement (the “December 2025 Purchase Agreement”) with a certain institutional investor (the “RD Investor”), pursuant to which the Company agreed to issue and sell in a registered direct offering (the “RD Offering”) (i) 900,000 shares of the Company’s Common Stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 9,100,000 shares of Common Stock (the “Pre-Funded Warrant Shares”), at a purchase price of $1.00 per Pre-Funded Warrant Share (less $0.0001 per Pre-Funded Warrant). The gross proceeds to the Company from the RD Offering was approximately $10.0 million before deducting placement agent fees and other offering expenses payable by the Company.

The shares of Common Stock, Pre-Funded Warrants and Pre-Funded Warrant Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-270263) which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2023, as amended, and declared effective by the SEC on May 11, 2023, and related base prospectus and a prospectus supplement dated December 4, 2025, thereunder.

The Pre-Funded Warrants have an initial exercise price per share of $0.0001, subject to certain adjustments. The Pre-Funded Warrants may be exercised at any time until exercised in full, except that a holder (together with its affiliates) will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise would cause the aggregate number of shares of the Company’s Common Stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, upon election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately prior to or after giving effect to the exercise, subject to such holder’s rights under the Pre-Funded Warrants to increase or decrease such percentage to another percentage not in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded warrants, provided that any increase shall only be effective upon at least 61 days’ prior notice from such holder to the Company. The Offering closed on December 5, 2025.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to certain restrictions on the issuance and sale of its Common Stock or Common Stock Equivalents (as defined in the December 2025 Purchase Agreement) until 30 days following the closing date, and not to issue any Common Stock or Common Stock Equivalents in a Variable Rate Transaction (as defined in the December 2025 Purchase Agreement) for one year from the closing date, subject to an exception as contained therein.

Private Placements

On November 23, 2025, we entered into a Securities Purchase Agreement (the “November 2025 Purchase Agreement”), with David Lazar, an investor, pursuant to which we agreed to issue and sell, in a private placement, shares of our Series AA Convertible Non-Redeemable Preferred Stock (the “Series AA Preferred Stock”), and our Series AAA Convertible Non-Redeemable Preferred Stock (the “Series AAA Preferred Stock”), in two closings for aggregate gross proceeds of up to approximately $6.0 million.

The closing of the private placement of the Series AA Preferred Stock (the “Series AA Private Placement”) occurred on November 24, 2025, pursuant to which we issued and sold to David Lazar an aggregate of 900,000 shares of Series AA Preferred Stock at a price per share equal to $2.00, for aggregate gross proceeds of approximately $1.8 million. Each share of Series AA Preferred Stock is convertible into 55 shares of Common Stock for an aggregate total of 49,500,000 shares of Common Stock issuable upon conversion of the Series AA Preferred Stock.

On January 30, 2026, the Company entered into a Securities Purchase Agreement (the “January 2026 Purchase Agreement”), pursuant to which we issued and sold to the “Series AAA Investors” in a private placement (the “January 2026 Private Placement”), an aggregate of 2,100,000 shares of Series AAA Preferred Stock at a price per share equal to $2.00, for aggregate gross proceeds of $4.2 million. The closing of the January 2026 Private Placement occurred on January 30, 2026. Each share of Series AAA Preferred Stock was convertible into 420 shares of Common Stock for an aggregate total of 882,000,000 shares of Common Stock issuable upon conversion of the Series AAA Preferred Stock. As of the date of this Annual Report on Form 10-K, all of the shares of Series AAA Preferred Stock have been converted into shares of Common Stock and there are no Series AAA Preferred Shares of the Company outstanding.

Series AA Preferred Stock

We filed the Certificate of Designations for the Series AA Preferred Stock (the “Series AA Preferred Stock”) with the Secretary of State of the State of Delaware on November 24, 2025. Pursuant to the Series Certificate of Designations, in the event of a Dissolution (as defined in the Series AA Certificate of Designations), holders of the Series AA Preferred Stock will be entitled to receive, before any distributions to the holders of the Common Stock, an amount per share of Series AA Preferred Stock equal to the greater of (i) $2.00 (subject to adjustment in the event of any stock split, combination or reclassification), plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series AA Preferred Stock been converted into Common Stock (without regard to any restrictions on conversion) immediately prior to such Dissolution. Shares of Series AA Preferred Stock will be entitled to receive dividends equal to (on an as-if-converted-to-Common Stock basis), and in the same form and manner as, dividends actually paid on shares of Common Stock. For the avoidance of any doubt, neither a change in control of the Company, the merger or consolidation of the Company with or into any other entity, nor the sale, lease, exchange or other disposition of all or substantially all of the Company’s assets shall, in and of itself, be deemed to constitute a Dissolution.

Shares of Series AA Preferred Stock generally have no voting rights, except to the extent provided by applicable law, and except that the consent of the holders of a majority of the outstanding shares of Series AA Preferred Stock is be required to (i) alter, repeal or change the powers, preferences or rights of the Series AA Preferred Stock or alter or amend the Series AA Certificate of Designations so as to adversely affect the Series AA Preferred Stock, (ii) supplement, amend, restate, repeal, or waive any provision of the Company’s Restated Certificate of Incorporation or Bylaws, or file any certificate of amendment, certificate of designation, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series AA Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Company’s Restated Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (iii) increase or decrease (other than by conversion) the number of authorized shares of Series AA Preferred Stock; or (iv) enter into any agreement with respect to any of the foregoing.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that are reasonably likely to have a material effect on our liquidity, capital resources, or results of operations.

Contractual Obligations and Commitments

We previously entered into an operating lease for office, laboratory and research and development space in Menlo Park, California. In November 2025, we terminated the lease and entered into a settlement with the landlord, and the settlement was paid prior to December 31, 2025. As a result, we did not have any material remaining operating lease payment obligations as of December 31, 2025.

We currently lease a limited amount of office space in Arlington, Massachusetts, which serves as our corporate headquarters. The lease is currently for six months, starting 2025 with approximately $3,000 monthly rent.

We have ongoing obligations under our Stanford Agreement, including annual license maintenance fees in the low-to-mid five figures, which are creditable against earned royalties for the same year, potential development and regulatory milestone payments of up to approximately $1.1 million in the aggregate, potential sales milestone payments up to approximately $1.1 million in the aggregate and tiered royalties on net sales of licensed products and a sublicense revenue-sharing payment. The annual maintenance fees represent recurring obligations. The milestone payments and royalties are contingent on future development, regulatory and commercialization outcomes (and, for royalties, future sales), and therefore the amounts and timing of any such payments are not determinable at this time.

We may be required to make future milestone-based payments under the Combangio Merger Agreement, including contingent consideration related to the Combangio acquisition, as well as under the CIRM Award.

For information related to our future commitments, see Note 14, “Commitments and Contingencies” of our consolidated financial statements.

Cash Flows

As of December 31, 2025 and 2024, we had $7.6 million and $51.2 million in cash and cash equivalents, respectively. As of December 31, 2025 and 2024, we had $0 million and $29.3 million in indebtedness, respectively, which represented the aggregate principal amount that was outstanding under the Loan Agreement with Oxford Finance.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2025	2024	Change

	(in thousands)
Net cash used in operating activities	$(31,991)	$(29,382)	$(2,609)
Net cash used in investing activities	(15)	(208)	193
Net cash (used in) provided by financing activities	(11,618)	29,876	(41,494)
Net decrease in cash and cash equivalents	$(43,624)	$286	$(43,910)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $32.0 million, compared to $29.4 million for the year ended December 31, 2024, an increase of $2.6 million, primarily due to a $4.3 million increase due to the timing of working capital fluctuations, partially offset by the decrease in the net loss adjusted for non-cash charges of $1.7 million. Notable working capital fluctuations included a $3.8 million decrease in accounts payable, accrued expenses and other current liabilities during the year ended December 31, 2025, compared to a decrease of $1.8 million during the year ended December 31, 2024.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was less than $0.1 million compared to $0.2 million for the year ended December 31, 2024, a decrease of $0.1 million. Net cash used in investing activities for the year ended December 31, 2025 and 2024 were related to purchases of property and equipment and other assets.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $11.6 million compared to net cash provided by financing activities for the year ended December 31, 2024 of $29.9 million. Net cash used in financing activities for the year ended December 31, 2025 largely consisted of $22.4 million repayment of principal and payment fee on our Oxford Loan Agreement, partially offset by $9.1 million of net proceeds from our Common Stock offering and $1.8 million of proceeds from the issuance of our Series AA Preferred Stock.

Net cash provided by financing activities for the year ended December 31, 2024 was $29.9 million. Net cash provided by financing activities for the year ended December 31, 2024 largely consisted of $10.8 million of gross proceeds from the sale of Common Stock and shares of our Series I Preferred Stock in our December 2024 private placement, $12.3 million of net proceeds from the sale of Common Stock and shares of our Series H Preferred Stock in our June 2024 private placement, $8.5 million of net proceeds from the sale of shares of our Series G Preferred Stock in our March 2024 private placement and $3.4 million of net proceeds from the sale of shares of our Common Stock through Jefferies under our at-the-market equity offering, partially offset by a $5.0 million repayment of principal and payment fee on our Loan Agreement and a $0.1 million payment for the First Dosing Milestone reflected in financing activities.

Capital Requirements

We anticipate that our research and development expenses will increase substantially in the future as compared to prior periods as we strategically align our business to the development of the Researgency platform. Our research and development expenses will also increase in the future as we conduct any necessary evaluations and development activities for our the AI business. While the clinical trials relating to our product candidates are currently on hold, if we decide to relaunch the studies and if we obtain marketing approval for KPI-012 or any product candidates we may develop, we expect that our general and administrative expenses will increase substantially if and as we incur commercialization expenses related to product marketing, sales and distribution.

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

We expect to continue to incur significant expenses and operating losses. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our cash and cash equivalents as of December 31, 2025 will enable us to fund our operations, lease and debt service obligations, and capital expenditure requirements into the first quarter of 2027.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue from Researgency, KPI-012 or any other product candidate we may develop for the foreseeable future, if at all. Achieving and maintaining profitability will require us to be successful in a range of challenging activities, including:

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

Known Trends, Events and Uncertainties

The following known trends and uncertainties are reasonably likely to have a material effect on our liquidity, financial condition and results of operations over the next 12 months: the absence of revenue-generating commercial products and our reliance on external financing, asset monetization and/or partnering to fund operations; the timing, structure and probability of any out-licensing or collaboration for KPI-012/KPI-014 and related IP; the execution and commercialization risks for our Researgency initiative, including regulatory roadblocks, customer adoption cycles, pricing and deployment costs; the effects of prior workforce reductions; and conditions in the capital markets, including our ability to utilize our shelf and ATM programs within applicable limits. These factors are reasonably likely to affect our results of operations, financial condition and liquidity over the next 12 months. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflicts in the Middle East, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. In the past, U.S. federal government shutdowns, such as the shutdown that began on October 1, 2025 and ended on November 12, 2025, have curtailed operations of key agencies such as the FDA. Although we cannot predict the impact, if any, of these changes to our business, they could have an adverse impact. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors” in this Annual Report on Form 10-K.

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments as of December 31, 2025 consisted primarily of cash. Due to the short-term maturities of our cash, an immediate 10% change in interest rates would not have an effect on the fair market value of our cash.

As of December 31, 2025 and 2024, the aggregate principal amount outstanding under the Loan Agreement was $0 million and $29.3 million, respectively. The aggregate principal amount outstanding under the Loan Agreement bore interest through June 30, 2023 at a floating rate equal to the greater of (i) 30-day LIBOR and (ii) 0.11%, plus 7.89%. Effective July 1, 2023, the aggregate principal amount outstanding under the Loan Agreement bears interest at a floating rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the 1-Month CME Term SOFR, (b) 0.10% and (c) 7.89% per annum. An immediate 10% change in the 1-Month CME Term SOFR rate would not have a material impact on our operating results or cash flows. In December 2025, pursuant to the terms of the Settlement Agreement with Oxford, we made a payment of $2 million and effective immediately upon such payment, settled all Oxford debt obligations.

Item 8.       Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-35 of this Annual Report on Form 10-K.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On December 15, 2025, the Audit Committee of the Board approved the dismissal of Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm, effective as of December 15, 2025.

The audit reports of Deloitte on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2024 and 2023, and the subsequent interim periods through December 15, 2025, (i) there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements, and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

On December 19, 2025, the Audit Committee approved the engagement of HTL International, LLC (“HTL”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. During the Company’s fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through December 19, 2025, neither the Company, nor anyone on its behalf, consulted HTL regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that HTL concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on that assessment and the most recent change in business strategy, our management noted the following deficiency that was believed to be material weakness.

●	Insufficient personnel following the Company’s restructuring has resulted in key controls over the financial reporting process not being fully implemented or operating effectively to support financial reporting in accordance with U.S. GAAP and SEC reporting requirements.

Our management is planning to implement the following to remediate the above mentioned deficiency:

(i)	hiring additional accounting and financial personnel to address the staffing shortage following the Company’s restructuring and to support the proper design and operation of key controls over financial reporting; and
(ii)	organizing regular training for accounting staff to enhance their understanding of U.S. GAAP and SEC reporting requirements and to strengthen the execution of key controls; and
(iii)	developing and implementing a U.S. GAAP accounting policies and procedures manual, which will be maintained, reviewed, and updated on a regular basis to support consistent application of accounting standards and improve the effectiveness of financial reporting controls.

As a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12-b-2 under the Exchange Act, our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

(a)	Loan and Security Agreement

On February 9, 2026, the Company made the Loan in the principal amount of $7,000,000 evidenced by a secured promissory note to the Borrower, Minglemint Solutions LLC in connection with the Company’s determination that a portion of its cash on hand was in excess of its near-term working capital requirements and operational needs. In order to optimize the return on such excess cash, rather than holding the full balance in a bank deposit account, which offered a materially lower yield, the Company elected to deploy that portion into the Loan, which bears interest at a rate of 8.0% per annum. The Company believes that the interest rate obtained under the Loan, together with the security interest granted to the Company over all fixtures and personal property of the Borrower, provides a more favorable risk-adjusted return on idle cash than the return available through conventional bank deposit arrangements, while preserving the Company’s ability to meet its anticipated working capital and operational obligations. The Loan bears interest at a rate of 8.0% per annum, and is due and payable on February 9, 2027.

The Note includes customary event of default provisions, including, but not limited to, for a breach of any representations and warranties or covenants, any bankruptcy or insolvency proceedings of the Borrower, and the failure of the Borrower to pay, upon 15 days’ written notice of default, any principal amount of the Loan or interest due. The Note provides for a default interest rate of 13.0%. As described in the Note, upon the occurrence of certain events of default, the Company may, among other remedies, declare the outstanding balance of the Note including all accrued interest thereon immediately due and payable.

Additionally, the Note is secured by the Collateral, a continuing first priority lien and security interest in all fixtures and personal property of the Borrower, pursuant to the Security Agreement with the Borrower dated February 9, 2026. The Collateral includes, but is not limited to, all accounts, goods, documents, instruments, securities and investment properties, money, accounts and rights to payment of the Borrower, and any proceeds, records and obligations relating to the foregoing, as more fully detailed in the Security Agreement.

(b)	10b-1 Insider Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below are the names, ages as of March 31, 2026 and positions of each of the current directors and executive officers of the Company. Each director has served on the Board since January 2026.

Name	Age	Position
Executive Officers
Avi Minkowitz	38	Chief Executive Officer, Chief Financial Officer and Director

Directors
Avi Minkowitz	38	Chief Executive Officer, Chief Financial Officer and Director
Chaim (Dovi) Berger (1) (3)	45	Director
Yonatan Colman (1) (2)	41	Director
Brendan Purdy (2) (3)	39	Director
Hillel Posen (1) (2) (3)	36	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Composition of the Board of Directors

The number of directors of the Company is established by the Board, subject to the rights of holders of any of series of preferred stock of the Company to elect directors. The Board consists of three classes: Class I, Class II and Class III. Each class consists of one-third of the total number of directors constituting the entire Board. The allocation of directors among classes is determined by resolution of the Board.

Our Board currently consists of 5 members divided into 3 classes, with members of each class holding office for staggered 3-year terms. There are currently 2 Class I directors, Hillel Posen and Chaim (Dovi) Berger, whose terms expire at the 2027 annual meeting of stockholders; 1 Class II director, Avi Minkowitz, whose term expires at the 2028 annual meeting of stockholders; and 2 Class III directors, Yonatan Colman and Brendan Purdy, whose terms expire at the 2026 annual meeting of stockholders (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal).

Executive Officer and Directors Biographies

Avi Minkowitz has served as a director of the Company since January 2026 and as Chief Executive Officer and Chief Financial Officer of the Company since February 2026. He has been a director at NuRAN Wireless (CSE-listed) since November 2025 and at International Star Inc. (OTC-listed) since October 2022, reflecting his broad involvement in public company governance. From January 2021 to October 2024, Mr. Minkowitz was a member of the team at Leonite Capital, where he contributed to deal structuring and strategic growth, with direct responsibilities spanning underwriting and portfolio management. Earlier in his career, he founded and successfully exited two businesses. Mr. Minkowitz has extensive experience with both public and private companies across real estate financing, management, and capital markets, including work with NorthLink Properties Ltd., a private real estate family office based in Toronto; Smart Parking Solutions Canada Inc., a company he co-founded and sold to Parkit Enterprise Inc. in 2018; and Parkit

Enterprise Inc., a TSX-listed public company (symbol: PKT), where he subsequently served as VP of Acquisitions. He has advised startups and finance firms and has been involved in community-based entrepreneurship initiatives, including teaching real estate. Mr. Minkowitz holds a Specialized Honours bachelor’s in psychology and a Master's in Disaster and Emergency Management from York University (Toronto). We believe that Mr. Minkowitz's experience as an entrepreneur and finance professional spanning real estate, private equity, and business development makes him a highly qualified member of our Board.

Chaim (Dovi) Berger serves as Managing Attorney at Berger Law Firm LLC, a New York-based law firm where he has provided lead transactional counsel to a multi-strategy family office, overseeing deal structuring, negotiation, and execution across private equity, real estate, and specialty finance transactions since July 2019. Mr. Berger has also served as an Assistant Professor at Touro College since September 2007, teaching courses in accounting, finance, and law. He previously worked at Deloitte Tax from 2007 to 2009 and is a licensed CPA in New York State. Mr. Berger has held executive positions in finance roles at Edison Home Health Care and Reliance Global Holdings. He currently serves as a director of Nova Minerals Ltd., an Australian public company, where he is a member of the Audit Committee. We believe Mr. Berger's legal expertise and experience with negotiating and executing financing transactions qualifies him to serve as a member of our board of directors.

Hillel Posen has served on the board of directors of Rio Verde Industries Inc. since December 2020, where he also serves on the Audit Committee. He has served as Regional Operations Manager for High Tide Inc., a publicly traded national retail chain with over 200 stores across Canada since October 2018, where he oversees store openings, staffing and scheduling, procurement initiatives, and coordination among construction, compliance, marketing, sales, HR, and IT functions. Prior to his current role, Mr. Posen held a series of positions with this national retail chain, including business development and customer service roles supporting retail store purchasing, vendor relationships, and process efficiencies. Mr. Posen holds a Bachelor of Judaic Studies from Talpiot College. We believe Mr. Posen has expertise in business development and operations which qualifies him to serve as a director.

Yonatan Colman has served as Director of Leadership Development at NCSY since 2008, where he oversees organizational growth through talent development with a focus on people, strategy, and transformation. Mr. Colman regularly consults internationally, helping executives and their organizations transform, lead change, and build thriving, people-focused cultures. He holds a B.A. in Psychology from York University and an M.S. in Organizational Leadership from Colorado State University Global. Mr. Colman has served as a director of Rio Verde Industries Inc. since December 2020 and as a director of Newfoundland Goldbar Resources Inc. since May 2021, serving on the Audit Committee of each. He has also served as a board member of Yeshivas Limudei Hashem Society, a registered charity, since November 2021. He previously served as a director and Audit Committee member of Global Tactical Metals Corp. from November 2021 to December 2022 and of Green Scientific Labs Holdings Inc. from July 2021 to November 2021. Mr. Colman's qualifications to serve on the Board include his expertise in organizational leadership and strategy, his international consulting experience, and his service on the boards and audit committees of multiple public companies.

Brendan Purdy is a practicing securities lawyer and has served as a Partner at Fish Purdy LLP since June 2022. Prior to that, he served as President and Director of Purdy Law Professional Corporation from February 2018 to June 2022. Mr. Purdy's private practice is focused on the resource, life sciences, and technology sectors, where he has developed extensive experience with respect to public companies, capital markets, mergers and acquisitions, and other transactions fundamental to the junior equity markets. He also served as CEO and Director of Canadian GoldCamps Corp. from November 2020 to April 2024, and as CEO and Director of Musk Ventures Ltd. from November 2020 to September 2025. Mr. Purdy holds a J.D. from the University of Ottawa and a Bachelor of Management and Organizational Studies degree from the University of Western Ontario, where he majored in finance and administration. Mr. Purdy has served as a director and Audit Committee member of Red White & Bloom Brands Inc., a CSE-listed company, since July 2017, of NuRan Wireless Inc., a CSE-listed company, since October 2020, of i3 Interactive Inc. since March 2021, and of Slam Exploration Ltd., a CSE-listed company, since July 2021. He previously served as a director of Canadian GoldCamps Corp., a CSE-listed company, from December 2016 to April 2024, of DGTL Holdings Inc., a TSXV-listed company, from April 2022 to October 2024, of Musk Ventures Ltd., a CSE-listed company, from November 2020 to September 2025, of Wellbeing Digital Sciences Inc. from January 2021 to January 2024, of Powertap Hydrogen Capital Corp., a CSE-listed company, from March 2019 to February 2023, and of Talent Infinity Resource Developments Inc., a CSE-listed company, from December 2016 to April 2024. Mr. Purdy's qualifications to serve on the Board include his legal expertise in securities law and capital markets, his experience as a CEO of public companies, and his extensive public company board service.

Director Selection; Arrangements and Understandings

As required by Item 401(a) of Regulation S-K, we note the following arrangements or understandings with other persons pursuant to which certain individuals on our Board were selected as directors.

Mr. Minkowitz, Mr. Posen, Mr. Berger, Mr. Colman and Mr. Purdy were each selected to serve on our Board pursuant to an arrangement or understanding with AK Holdings in connection with the transactions described in the “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Except as described below, none of our directors or executive officers has been involved in any of the legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K during the past ten years.

On May 3, 2019, Mr. Purdy was the subject of a hearing by the Law Society of Ontario relating to a failure to provide a timely response to a client complaint and to meet certain related deadlines; the matter was disposed of in May 2019 and resulted in a reprimand, and Mr. Purdy remains a member of the Law Society of Ontario.

In addition, Mr. Minkowitz, in his capacity as a director of International Star Inc., is among the directors named in litigation in Ontario arising from a dispute relating to the termination of a former officer of International Star Inc. International Star Inc. previously initiated litigation in Delaware against that former officer alleging material breach of contract.

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee of the Board are Mr. Posen, Mr. Colman and Mr. Berger. Mr. Berger is the chair of the Audit Committee. Our Board has determined that Mr. Berger is an “audit committee financial expert” as defined in applicable SEC rules. Our Board has determined that each member of our Audit Committee is “independent” as defined under applicable Nasdaq rules and satisfies the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code is available on the “Investors-Corporate Governance” section of our website, which is located at www.kalarx.com. Our Board is responsible for overseeing the Code and must approve any waivers of the Code. If we make any substantive amendments to, or grant any waivers from, the Code for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

Executive Compensation

The following discussion relates to the compensation of: Mark Iwicki, former CEO and principal executive officer (who served until February 2025); Todd Bazemore, former CEO and principal executive officer (who served from February 2025 until November 2025); Kim Brazzell, Ph.D., former Head of Research and Development and Chief Medical Officer; and Mary Reumuth, former Chief Financial Officer.

David Lazar, who served as CEO of the Company from November 2025 until February 2, 2026 (subsequent to the reporting period) did not receive any compensation in connection with his role as CEO.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the current and former executive officers listed below during the years ended December 31, 2025, and 2024. We have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for only (i) principal executive officer, (ii) two most highly compensated executive officers other than our principal executive officer and (iii) if applicable, up to two individuals who would have qualified as our two most highly compensated executive officers other than the principal executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year. Throughout this document, the officers below are referred to as our “named executive officers” or “NEOs”.

				Stock	Option	All other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Mark Iwicki	2025	111,866	—	166,413	627,467	896	906,642
Former Chief Executive Officer	2024	709,394	297,945	100,100	377,628	6,120	1,491,187

Todd Bazemore	2025	489,112	585,450	76,053	2,262,211	64,146	3,476,972
Former Interim Chief Executive Officer, President and Chief Operating Officer	2024	535,600	187,460	45,500	171,543	9,447	949,550

Kim Brazzell, Ph.D.	2025	420,000	522,000	76,053	285,040	55,081	1,358,174
Former Head of Research and Development and Chief Medical Officer	2024	520,000	163,800	45,500	171,543	19,844	920,687

Mary Reumuth	2025	438,962	475,550	76,053	285,040	47,002	1,322,608
Former Chief Financial Officer	2024	468,000	147,420	32,200	120,021	10,627	778,269

(1)	The amounts reported in the “Bonus” column reflect discretionary annual cash bonuses and retention bonuses earned by our named executive officers for their performance in the years ended December 31, 2025 and 2024.
(2)	The amounts reported in the “Stock Awards” column reflect the aggregate grant date fair value of RSUs granted during the periods presented, computed in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. For the assumptions underlying the valuation of such RSUs, see Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.
(3)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock options awarded during the periods presented, computed in accordance with the provisions of FASB ASC Topic 718 using a Black-Scholes option pricing model. For the assumptions underlying the valuation of the stock option grants, see Note 11, “Stock-based Compensation” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

(4)	The following table describes the elements that are represented in the “All Other Compensation” column above:

			Severance, Company-Paid Life
		401(k) Savings Plan	and Disability
Name	Year	Company Match	Insurance Premiums (1)
Mark Iwicki	2025	$—	$896
	2024	$—	$6,120

Todd Bazemore	2025	$7,000	$57,146
	2024	$5,007	$4,440

Kim Brazzell, Ph.D.	2025	$7,000	$48,081
	2024	$6,748	$13,096

Mary Reumuth	2025	$7,000	$40,002
	2024	$6,859	$3,768

(1)	Other compensation for the year ended December 31, 2025 included a settlement of severance amount of $52,400, $37,700 and $36,613 to Mr. Bazemore, Dr. Brazzell and Ms. Reumuth, respectively.

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

With respect to 2024 performance, our compensation committee awarded bonuses of $297,945, $187,460, $163,800 and $147,420 to Mr. Iwicki, Mr. Bazemore, Dr. Brazzell, and Ms. Reumuth, respectively, which represented payments at 70% of each individual’s target bonus opportunity (which target bonus opportunities, expressed as a percentage of 2024 annual base salary, were 60%, 50% and 45%, respectively). Mr. Bazemore’s individual performance-based target bonus amount for 2025, expressed as a percentage of his 2025 base salary, was 50%. Dr. Brazzell’s individual performance-based target bonus amount for 2025, expressed as a percentage of his 2025 base salary, was 45%.

Retention Bonus. In addition to the performance-based annual bonuses described above, in April 2025, our Compensation Committee awarded one-time cash retention bonuses of $281,190 and $260,000 to Mr. Bazemore and Dr. Brazzell, respectively, in recognition of their critical roles during leadership transitions. Such retention bonuses were conditioned upon each officer's continued service subject to certain conditions.

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

In January 2024, we granted options to purchase 64,500, 29,300, 29,300 and 20,500 shares of our Common Stock to Mr. Iwicki, Mr. Bazemore, Dr. Brazzell and Ms. Reumuth, respectively. Such options vest as to 1/48th of the shares underlying the option at the end of each successive one-month period over a four-year period following January 4, 2024, subject to continued service. In January 2024, we granted RSUs with respect to 14,300, 6,500, 6,500 and 4,600 shares of our Common Stock to Mr. Iwicki, Mr. Bazemore, Dr. Brazzell and Ms. Reumuth, respectively. Such awards vested as to 1/3 of the shares on each of January 4, 2025 and January 4, 2026. Mr. Iwicki, Mr. Bazemore, Dr. Brazzell and Ms. Reumuth each left the Company prior to the vesting of their remaining shares.

In January 2025, we granted options to purchase 99,500, 45,200, 45,200 and 45,200 shares of our Common Stock to Mr. Iwicki, Mr. Bazemore, Dr. Brazzell and Ms. Reumuth, respectively. Such options vest as to 1/48th of the shares underlying the option at the end of each successive one-month period over a four-year period following January 6, 2025, subject to continued service. In January 2025, we granted RSUs with respect to 22,100, 10,100. 10,100 and 10,100 shares of our Common Stock to Mr. Iwicki, Mr. Bazemore, Dr. Brazzell and Ms. Reumuth, respectively. Such awards vested as to 1/3 of the shares on January 6, 2026. Mr. Iwicki, Mr. Bazemore, Dr. Brazzell and Ms. Reumuth each left the Company prior to the vesting of their remaining shares.

In March 2025, in connection with Mr. Bazemore’s appointment as our interim Chief Executive Officer, we granted to Mr. Bazemore options to purchase 45,200 shares of our Common Stock. Such options vest as to 1/12th of the shares underlying the option at the end of each successive one-month period over a one-year period following February 11, 2025, subject to continued service.

Prior to our IPO, our executives were eligible to participate in our 2009 Employee, Director and Consultant Equity Incentive Plan, as amended to date, or the 2009 Plan. Following the closing of our IPO, our employees and executives are eligible to receive stock options, RSUs and other stock-based awards pursuant to the Amended and Restated 2017 Equity Incentive Plan. For a description of our 2009 Plan and our Amended and Restated 2017 Equity Incentive Plan, see “— Stock Option and Other Compensation Plans”.

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

Outstanding Equity Awards at December 31, 2025

The following table sets forth information regarding all outstanding equity awards held by each of our named executive officers as of December 31, 2025.

	Option Awards						Stock Awards
				Equity
				Incentive
				Plan					Market
				Awards:					Value of
	Number of	Number of		Number of			Number of		Shares or
	Securities	Securities		Securities			Shares or		Units of
	Underlying	Underlying		Underlying			Units of		Stock That
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That		Have Not
	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not		Vested ($)
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)		(1)
Mark Iwicki	—	—		—	—	—	13,903	(2)	$7,730
	—	—		—	—	—	2,584	(3)	$1,437
	—	—		—	—	—	52,969	(4)	$29,451
	—	—		—	—	—	9,534	(5)	$5,301
	—	—		—	—	—	22,100	(6)	$12,288
	—	—		—	—	—	2,450	(7)	$1,362
	132,394	79,437	(9)	—	14.56	6/21/2033	—		—
	30,906	33,594	(10)	—	7.00	1/3/2034	—		—
	22,802	76,698	(11)	—	7.53	1/5/2035	—		—
	—	5,450	(12)	—	4.30	6/14/2035	—		—
Todd Bazemore	—	—		—	—	—	4,268	(2)	$2,373
	—	—		—	—	—	794	(8)	$441
	—	—		—	—	—	16,236	(4)	$9,027
	—	—		—	—	—	4,334	(5)	$2,410
	—	—		—	—	—	10,100	(6)	$5,616
	40,582	24,349	(9)	—	14.56	6/21/2033	—		—
	14,040	15,260	(10)	—	7	1/3/2034	—		—
	10,358	34,842	(11)	—	7.53	1/5/2035	—		—
	37,667	7,533	(13)	—	7.05	3/6/2035	—		—
	15,000	165,000	(14)	—	11.22	8/28/2035	—		—
Kim Brazzell, Ph.D.	—	—		—	—	—	—		—
	—	—		—	—	—	—		—
	—	—		—	—	—	—		—
	—	—		—	—	—	—		—
	—	—		—	—	—	—		—
	38,388	—		—	14.56	6/21/2033	—		—
	12,819	—		—	7.00	1/3/2034	—		—
	8,475	—		—	7.53	1/5/2035	—		—
Mary Reumuth	—	—		—	—	—	3,176	(2)	$1,766
	—	—		—	—	—	512	(8)	$285
	—	—		—	—	—	12,051	(4)	$6,700
	—	—		—	—	—	3,067	(5)	$1,705
	—	—		—	—	—	10,100	(6)	$5,616
	30,120	18,072	(9)	—	14.56	6/21/2033	—		—
	9,823	10,677	(10)	—	7.00	1/3/2034	—		—
	10,358	34,842	(11)	—	7.53	1/5/2035	—		—

(1)	Amounts shown are based on a price of $0.56 per share, which was the closing price of our Common Stock as reported on the Nasdaq Capital Market on December 31, 2025, the last trading day of the year.
(2)	The RSUs vest over three years, with 1/3 of such RSUs having vested on each of January 4, 2024, January 4, 2025 and January 4, 2026 and 1/3 of such RSUs vested on January 4, 2026.
(3)	Represents replacement RSUs granted pursuant to the Option Exchange Program, which vest over three years, with 83% of such RSUs vested on May 31, 2025. Mr. Iwicki left the Company prior to the vesting of the remaining 17% of such RSUs.
(4)	The RSUs vest over three years, with 1/3 of such RSUs having vested on June 22, 2024 and 1/3 of such RSUs vested on each of June 22, 2025 and June 22, 2026. Mr. Iwicki and Mr. Bazemore each left the Company prior to the vesting of their remaining RSUs.

(5)	The RSUs vest over three years, with 1/3 of such RSUs having vested on January 4, 2025 and 1/3 of such RSUs vested on each of January 4, 2026. Mr. Iwicki and Mr. Bazemore each left the Company prior to the vesting of their remaining RSUs.
(6)	The RSUs vest over three years, with 1/3 of such RSUs having vested on January 6, 2026. Mr. Iwicki and Mr. Bazemore each left the Company prior to the vesting of their remaining RSUs.
(7)	The RSUs vest over one year on June 15, 2026. Mr. Iwicki left the Company prior to the vesting of the remaining RSUs.
(8)	Represents replacement RSUs granted pursuant to the 2023 Option Exchange Program, which vest over three years, with 85% of such RSUs vested on May 31, 2025. Mr. Bazemore left the Company prior to the vesting of his remaining RSUs.
(9)	The option vests over four years, with 25% of the shares underlying the option vested on June 22, 2024 and 2.0833% of the shares vesting monthly thereafter. Mr. Iwicki and Mr. Bazemore each left the Company prior to the vesting of their remaining shares.
(10)	The option vests over four years, with 2.0833% of the shares vested on February 4, 2024 and 2.0833% of the shares vesting monthly thereafter. Mr. Iwicki and Mr. Bazemore each left the Company prior to the vesting of their remaining shares.
(11)	The option vests over four years, with 2.0833% of the shares vested on February 6, 2025 and 2.0833% of the shares vesting monthly thereafter. Mr. Iwicki and Mr. Bazemore each left the Company prior to the vesting of their remaining shares.
(12)	The option vest over one year on June 15, 2026. Mr. Iwicki left the Company prior to the vesting of his remaining shares.
(13)	The option vests over one year, with 8.33% of the shares vested on March 11, 2025 and 8.33% of the shares vesting monthly thereafter. Mr. Bazemore left the Company prior to the vesting of his remaining shares.
(14)	The option vests over four years, with 2.0833% of the shares vested on September 29, 2025 and 2.0833% of the shares vesting monthly thereafter, subject to continued service. Mr. Bazemore each left the Company prior to the vesting of his remaining shares.

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

During fiscal year ended December 31, 2025, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Form 10-Q or 10-K, or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Employment Agreements with Named Executive Officers

Letter Agreement with Mr. Iwicki

Mr. Iwicki was appointed as our Chief Executive Officer and Chair of our board of directors pursuant to a letter agreement with us dated September 10, 2015, which amended and restated a prior letter agreement. Mr. Iwicki resigned as our Chief Executive Officer, effective February 11, 2025.

Letter Agreement with Mr. Bazemore

Mr. Bazemore was appointed as our Chief Operating Officer pursuant to a letter agreement with us dated November 6, 2017, and was appointed as our President commencing December 16, 2021 and our interim Chief Executive Officer commencing February 11, 2025. Mr. Bazemore resigned as our Chief Operating Officer on December 19, 2025.

Mr. Bazemore’s base salary was subject to annual review and adjustment by our compensation committee. Mr. Bazemore’s annual base salary was $535,600, effective January 1, 2025. In addition, Mr. Bazemore was eligible to receive a discretionary bonus in a target amount of 50% of his annual base salary, as determined by our board of directors in its sole discretion.

On March 11, 2019, Mr. Bazemore’s employment letter agreement was amended to revise the severance benefits he is entitled to receive upon termination in connection with certain events. Subject to his execution and non-revocation of a release of claims in our favor, in the event of the termination of Mr. Bazemore’s employment by us without cause or by him for good reason, each as defined in his employment letter agreement, and such termination is not within the twenty-four month period following a change of control, as defined in his employment letter agreement, Mr. Bazemore was entitled to a lump sum payment in an amount equal to (i) twelve months of his then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives and (iv) an amount equal to 100% of his target bonus for the year of termination. In addition, Mr. Bazemore was entitled to twelve months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to him prior to his termination and outplacement services for the twelve-month period.

Further, in the event of the termination of Mr. Bazemore’s employment by us without cause or by him for good reason within the twenty-four month period following a change of control, Mr. Bazemore was entitled to a lump sum payment in an amount equal to (i) eighteen months of his then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives and (iv) 150% of the greater of (A) the average bonus Mr. Bazemore received during the two years prior to termination or resignation, or (B) the target bonus for the year of termination or resignation. In addition, Mr. Bazemore was entitled to eighteen months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to him prior to his termination and outplacement services for the eighteen-month period.

In addition, in the event we terminate his employment without cause or he terminates his employment for good reason, Mr. Bazemore was entitled to the automatic vesting and exercisability of any options and other equity awards granted to him that vest solely based on his continued employment that would have vested if his employment had continued for twelve months following such termination, and any performance-based grants with the performance period ending within one year after the termination shall be treated as having satisfied any service requirement with respect thereto and shall vest subject to, and only to the extent of, the satisfaction of the applicable performance goals at the end of the applicable performance period.

In the event we terminate his employment without cause or he terminates his employment for good reason in contemplation of a change of control, as defined in the letter agreement, or within the twenty-four-month period following a change of control, Mr. Bazemore was entitled to the automatic vesting and exercisability of 100% of any options and other equity awards granted to him that vest solely based on his continued employment, and any performance based grants with a performance period ending within one year after the termination was treated as having satisfied any service requirement with respect such grant, and will vest subject to, and only to the extent of, the satisfaction of the applicable performance goals at the end of the applicable performance period.

Letter Agreement with Dr. Brazzell

Dr. Brazzell was appointed to serve on a full-time basis as our Chief Medical Officer pursuant to a letter agreement with us dated May 10, 2016, which amended and restated a prior letter agreement. Dr. Brazzell was an at-will employee, and his employment with us could be terminated by him or us at any time and for any reason. Dr. Brazzell resigned as our Chief Medical Officer on October 27, 2025

Brazzell’s base salary was subject to annual review and adjustment by our compensation committee. Dr. Brazzell’s annual base salary was $520,000, effective January 1, 2025. In addition, Dr. Brazzell is eligible to receive a discretionary bonus in a target amount of 45% of his annual base salary, as determined by our compensation committee in its sole discretion.

On March 11, 2019, Dr. Brazzell’s employment letter agreement was amended to revise the severance benefits he was entitled to receive upon termination in connection with the following events. Subject to his execution and nonrevocation of a release of claims in our favor, in the event of the termination of Dr. Brazzell’s employment by us without cause or by him for good reason, each as defined in his employment letter agreement, and such termination is not within the twenty-four month period following a change of control, as defined in his employment letter agreement, Dr. Brazzell will be entitled to a lump sum payment in an amount equal to (i) twelve months of his then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives and (iv) an amount equal to 100% of his target bonus for the year of termination. In addition, Dr. Brazzell is entitled to twelve months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to him prior to his termination and outplacement services for the twelve-month period.

Further, in the event of the termination of Dr. Brazzell’s employment by us without cause or by him for good reason within the twenty-four month period following a change of control, Dr. Brazzell was entitled to a lump sum payment in an amount equal to (i) eighteen months of his then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives and (iv) 150% of the greater of (A) the average bonus Dr. Brazzell received during the two years prior to termination or resignation, or (B) the target bonus for the year of termination or resignation. In addition, Dr. Brazzell is entitled to eighteen months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to him prior to his termination and outplacement services for the eighteen-month period.

In addition, in the event we terminate his employment without cause or he terminates his employment for good reason, Dr. Brazzell was entitled to the automatic vesting and exercisability of any options and shares granted to him that vest solely based on his continued employment that would have vested if his employment had continued for twelve months following such termination. In the event of a change of control, as defined in his employment letter agreement, during his employment, Dr. Brazzell was entitled to the automatic vesting and exercisability of 100% of any options and restricted shares granted to him that vest solely based on his continued employment, and certain options are exercisable for a period of up to six months following his termination date.

In addition, in the event we terminate his employment without cause or he terminates his employment for good reason within the twenty-four-month period following a change of control, Dr. Brazzell was entitled to the automatic vesting and exercisability of any options and shares granted to him following a change of control that vest solely based on his continued employment and have not vested.

Letter Agreement with Ms. Reumuth

Ms. Reumuth was appointed to serve on a full-time basis as our Senior Director, Finance and Corporate Controller pursuant to a letter agreement with us dated August 18, 2014. Ms. Reumuth was appointed as Chief Financial Officer in July 2017. Ms. Reumuth was an at-will employee, and her employment with us could be terminated by him or us at any time and for any reason. Ms. Reumuth left the Company on November 21, 2025.

Ms. Reumuth base salary was subject to annual review and adjustment by our compensation committee. Ms. Reumuth annual base salary was $510,000, effective January 1, 2025. In addition, Ms. Reumuth was eligible to receive a discretionary bonus in a target amount of 25% of her annual base salary, as determined by our compensation committee in its sole discretion.

On March 11, 2019, Ms. Reumuth’s employment letter agreement was amended to revise the severance benefits she was entitled to receive upon termination in connection with the following events. Subject to her execution and nonrevocation of a release of claims in our favor, in the event of the termination of Ms. Reumuth’s employment by us without cause or by her for good reason, each as defined in her employment letter agreement, and such termination is not within the twenty-four month period following a change of control, as defined in her employment letter agreement, Ms. Reumuth would be entitled to a lump sum payment in an amount equal to (i) twelve months of her then-current annual base salary, (ii) any bonus earned for the year prior to the year of termination that has not yet been paid, (iii) a pro-rated portion of any bonus attributable to the year of termination based upon performance against company but not individual objectives and (iv) an amount equal to 100% of her target bonus for the year of termination. In addition, Ms. Reumuth is entitled to twelve months of COBRA premiums for continued health benefit coverage on the same terms as were applicable to her prior to her termination and outplacement services for the twelve-month period. Further, if Ms. Reumuth's employment was terminated by the Company without Cause or by her for Good Reason within twelve (12) months following a Change of Control, she was entitled to receive: (i) 18 months of her then‑current base salary; (ii) any earned but unpaid bonus for the year prior to the year of termination; (iii) an amount equal to 1.5 times the greater of (A) her target bonus for the year of termination or (B) the average of the bonuses she received during the two years prior to the year of termination; (iv) a pro‑rated portion of any bonus attributable to the year of termination, payable when active employees are paid for that year (and in any event by March 15 of the following year) based on Company (but not individual) milestones; (v) COBRA continuation medical benefits for the 18‑month severance period subsidized by the Company at active employee rates on the same terms as before termination; and (vi) Company‑paid outplacement services for the 18‑month severance period. All payments other than the pro‑rated bonus and the COBRA/outplacement benefits were payable in a lump sum on the Payment Date.

Retention Agreements

On April 10, 2025, we entered into a retention agreements with each of Mr. Bazemore, Ms. Reumuth, and Dr. Brazzell pursuant to which each was eligible to receive a 30% increase in their 2024 base salary plus retention bonuses of $281,190, $234,000 and $260,000, respectively. Under the retention agreement, the retention bonus was subject to repayment if, prior to the earlier of September 30, 2025 or the date of our public announcement of topline results from our Phase 2a clinical trial, (i) each of Mr. Bazemore, Ms. Reumuth, and Dr. Brazzell’s employment is terminated by us for cause, or (ii) each of Mr. Bazemore, Ms. Reumuth, and Dr. Brazzell voluntarily resigns other than for good reason.

On October 2, 2025, the Company entered into additional retention agreements with Mr. Bazemore, Ms. Reumuth, and Dr. Brazzell. The second retention agreements entitled each of Mr. Bazemore, Ms. Reumuth and Dr. Brazzell to receive retention payment of $183,750, $136,250, and $145,000, respectively. Each of the retention agreements provided that if, prior to December 31, 2025, such executive’s employment is terminated voluntarily by such executive or by the Company for cause (as defined in the applicable executive’s employment agreement), then, pursuant to the terms of the Retention Agreement, such executive shall, upon request, repay the gross amount of the Retention Payment to the Company. Each of Mr. Bazemore, Ms. Reumuth and Dr. Brazzell entered into Settlement Agreement and General and Mutual Release agreements in the fourth quarter of 2025 upon their departure from the Company.

Employee Non-Competition, Non-Solicitation, Confidentiality, and Assignment of Inventions Agreements

Each of our named executive officers has entered into a standard form agreement with respect to non-competition, non-solicitation, confidential information and assignment of inventions. Under this agreement, each executive officer has agreed not to compete with us during his or her employment and for a period of one year after the termination of his or her employment and to protect our confidential and proprietary information indefinitely. Under this agreement, each of Mr. Iwicki, Dr. Brazzell and Ms. Reumuth has agreed not to solicit our employees or consultants during his employment and for a period of twelve months after the termination of his employment, and Mr. Bazemore has agreed not to solicit our employees or consultants during his employment and for a period of eighteen months after the termination of his employment, and each executive officer has agreed to protect our confidential and proprietary information indefinitely. In addition, under this agreement, each executive officer has agreed that we own all inventions, as defined in the agreement, that are developed during such executive officer’s employment and for a period of one year after the termination of his or her employment, to the extent such invention is our field of interest, as defined in the agreement. Each executive officer also agreed to assign to us any inventions which were not prepared or originated in the performance of employment but that were provided to us or incorporated into any of our products or systems.

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

2009 Plan

Our 2009 Plan was adopted by our board of directors and approved by our stockholders on December 11, 2009 and subsequently amended by our board in 2012, 2013, 2014 and 2015. The 2009 Plan provided for the grant of incentive stock options, non-qualified options, shares, restricted or otherwise, of our Common Stock , and other stock-based awards. We refer to awards granted under our 2009 Plan as stock rights. Our employees, directors and consultants were eligible to receive stock rights under our 2009 Plan; however incentive stock options could only be granted to our employees who are deemed to be residents of the United States.

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

As of March 31, 2026, options to purchase 26 shares of common stock were outstanding under the 2009 Plan at a weighted average exercise price of $193.00 per share.

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

As of December 31, 2025, options to purchase 643,354 shares of common stock were exercisable under the 2017 Plan at a weighted average exercise price of $12.19 per share. As of March 1, 2025, RSUs with respect to 186,463 shares of common stock were outstanding under the 2017 Plan.

As of December 31, 2025, 527,508 shares of common stock were available for future issuance under our 2017 Plan.

Amended and Restated 2017 Employee Stock Purchase Plan

Our 2017 ESPP, which became effective on July 19, 2017, was adopted by our board of directors and approved by our stockholders in July 2017 and amended and restated by our board of directors in December 2018. The 2017 ESPP is administered by our board of directors or by a committee appointed by our board of directors. The 2017 ESPP initially provides participating employees with the opportunity to purchase an aggregate of 4,466 shares of our Common Stock. The number of shares of our Common Stock reserved for issuance under the 2017 ESPP will automatically increase on the first day of each fiscal year, beginning on January 1, 2019 and ending on December 31, 2029, in an amount equal to the lowest of: (1) 17,868 shares of our Common Stock ; (2) 1% of the total number of shares of our Common Stock outstanding on the first day of the applicable fiscal year; and (3) an amount determined by our board of directors. The number of shares authorized for issuance under the 2017 ESPP has increased each year, pursuant to the foregoing evergreen provision, on the first of January beginning in 2019.

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

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 90% of such employee’s pre-tax compensation, up to a statutory limit, which was $23,500 for 2025. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2024 was up to an additional $7,500 above the statutory limit and in 2025 is up to an additional $7,500 above the statutory limit. We also make discretionary matching contributions to our 401(k) plan equal to 50% of the employee contributions up to 4% of the employee’s salary, subject to the statutorily prescribed limit, which was equal to $23,000 in 2024 and $23,500 in 2025. The discretionary matching contributions were capped at $7,000 in 2025. Under our 401(k) plan, each employee is fully vested in their deferred salary contributions and our discretionary match. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures.

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

Director Compensation

The table below shows all compensation to our non-employee directors during 2025.

	Fees
	Earned or
	Paid in	Option	Stock
	Cash	Awards	Awards	Total
Name	($)	($)(1)(2)	($)(1)(3)(4)	($)
Mark Iwicki (4)	68,139	19,595	10,535	98,269
Marjan Farid	67,500	19,595	10,535	97,630
Andrew I. Koven	96,298	24,628	13,115	134,041
C. Daniel Myers	67,500	19,595	10,535	97,630
Gregory D. Perry	44,837	19,595	10,535	74,967
Howard B. Rosen	75,000	19,595	10,535	105,130

(1)	The aggregate number of outstanding options and RSUs held by each non-employee director as of December 31, 2025 were as follows:

		Aggregate
	Aggregate	Restricted
	Options	Stock Units
	Outstanding	Outstanding
Name	(#)	(#)
Mark Iwicki (4)	381,281	103,540
Marjan Farid	16,022	10,242
Andrew I. Koven	23,920	16,972
C. Daniel Myers	16,146	10,374
Gregory D. Perry	10,367	8,941
Howard B. Rosen	21,751	16,240

(2)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of options awarded during 2025 computed in accordance with the provisions of FASB ASC Topic 718. For the assumptions underlying the valuation of the stock option grants, see Note 11, “Stock-based Compensation” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K. For additional information regarding the options granted to our directors in 2025 see “— Narrative Disclosure to Director Compensation Table — Director Compensation Policy” below.
(3)	The amounts reported in the “Stock Awards” column reflect the aggregate grant date fair value of RSUs granted during 2025. For the assumptions underlying the valuation of the RSUs, see Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K. For additional information regarding the RSUs granted to our directors during 2025, see Narrative Disclosure to Director Compensation Table — Director Compensation Policy” below.
(4)	Mr. Iwicki resigned as our Chief Executive Officer on February 11, 2025.

Narrative Disclosure to Director Compensation Table

Director Compensation Policy

During the year ended December 31, 2025, our non-employee directors were entitled to compensation for their services on our board of directors as follows:

●	each non-employee director was entitled to receive an option to purchase 8,750 shares of our Common Stock , upon his or her initial election or appointment to our board of directors, which option vests with respect to one third of the shares on the first anniversary of the grant and with respect to an additional 1/36th of the shares on each monthly anniversary thereafter and vest automatically as to 100% of the unvested portion of such option upon specified change in control events;
●	each non-employee director who has then served on our board of directors for at least six months was entitled to receive, on the date of the first board meeting held after each annual meeting of stockholders, an option to purchase 3,150 shares of our Common Stock and RSUs for 1,400 shares of our Common Stock , and if then serving as the Lead Independent Director, an option to purchase 3,900 shares of our Common Stock and RSUs for 1,750 shares of our Common Stock , which options and RSUs will vest (A) on the earlier of (i) the first anniversary date of the previous year’s annual meeting or (ii) the date of the first annual meeting following the grant date, and (B) automatically as to 100% of the unvested portion of such options upon specified change in control events;
●	each non-employee director was entitled to receive an annual fee of $50,000;
●	each non-employee director who served as member of a committee of our board of directors was entitled to receive additional compensation as follows:
o	audit committee-an annual non-chair retainer of $10,000; chair annual retainer of $20,000;
o	compensation committee-an annual non-chair retainer of $7,500; chair annual retainer of $15,000; and
o	nominating and corporate governance committee-an annual non-chair retainer of $5,000; chair annual retainer of $10,000.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our Common Stock as of March 31, 2026 by:

●	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our Common Stock;
●	each of our current directors;
●	our principal executive officer and other most highly compensated executive officers who served during the year ended December 31, 2025, named in the Summary Compensation table above, whom, collectively, we refer to as our named executive officers; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our Common Stock. Percentage of beneficial ownership is based on 929,491,578 shares of our Common Stock outstanding as of March 31, 2026. In addition, shares of common stock subject to options or other rights currently exercisable, or exercisable within 60 days of March 31, 2026, are deemed outstanding and beneficially owned for the purpose of computing the percentage beneficially owned by (i) the individual holding such options, warrants or other rights (but not any other individual) and (ii) the directors and executive officers as a group. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our Common Stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o KALA BIO, Inc., 1167 Massachusetts Avenue, Arlington, Massachusetts 02476.

Shares of
	Common Stock	Percentage of
	Beneficially	Common
Name and Address of Beneficial Owner	Owned	Stock
5% Stockholders:
David Lazar (1)	49,500,000	5.33%

Directors and Named Executive Officers:
Avi Minkowitz	-	-%
Hillel Posen	-	-
Chaim (Dovi) Berger	-	-
Yonatan Colman	-	-
Brendan Purdy	-	-
Mark Iwicki	-	-
Todd Bazemore	-	-
Kim Brazzell, Ph.D.	-	-
Mary Reumuth	-	-

All current directors and officers as a group (5 persons)	-	-%
(1)	Represents (i) 12,000,010 of Common Stock and 218,182 of Series AA Preferred Stock convertible to 55 Common Stock for each Preferred Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2025. As of December 31, 2025, we had three equity compensation plans, our 2009 Plan, our 2017 Plan and our 2017 ESPP, each of which was approved by our stockholders. We have also made inducement awards to certain new hires, which awards were not approved by our stockholders.

Number of
securities
remaining
	Number of				available for
	securities to be				future issuance
	issued upon		Weighted‑Average		under equity
	exercise of		exercise price		compensation
	outstanding		of outstanding		plans (excluding
	options		options		securities
	warrants and		warrants and		reflected in
	rights		rights		column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,418,006	(1)	$11.24	(2)	565,096	(3)
Equity compensation plans not approved by security holders	1,981	(4)	$10.35		—
Total	1,419,987		$11.24		565,096

(1)	Includes shares of our Common Stock issuable upon exercise of options to purchase Common Stock awarded under our 2009 Plan and 2017 Plan and shares of our common subject to outstanding RSUs awarded under our 2017 Plan.
(2)	The calculation does not take into account the 230,947 shares of Common Stock subject to outstanding RSUs under the 2017 Plan. Such shares will be issued at the time such awards vest (or upon the earlier of the director’s cessation of service or certain “change in control events”, if a non-employee director elects to defer the receipt of such RSUs), without any cash consideration payable for those shares.
(3)	Includes 527,508 shares of our Common Stock available for issuance under our 2017 Plan and 37,588 shares of common stock available for issuance under our 2017 ESPP.

(4)	Represents inducement option awards granted to employees in accordance with Nasdaq Listing Rule 5635(c)(4). Each inducement option award has an exercise price equal to closing price of our Common Stock on the date of grant and vests over four years with 25% of the shares underlying each option vesting on the first anniversary of the applicable employee’s new hire date and 2.0833% vesting monthly thereafter.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds $120,000 or 1% of the average of the Company’s total assets as of the end of the last two completed fiscal years, and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

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

Related Person Transactions

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets as of the end of the last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

2024 Private Placement

On December 29, 2024, we entered into a securities purchase agreement with certain purchasers, or the Series I Purchasers, pursuant to which we issued and sold to the Series I Purchasers, (i) 1,340,603 shares of our Common Stock , at a price per share equal to $6.44 and (ii) 3,286 shares of our Series I Convertible Non-Redeemable Preferred Stock, or the Series I Preferred Stock, at a price per share equal to $644.00, for aggregate gross proceeds of approximately $10.75 million, which we refer to collectively as the Series I Private Placement. The following holders of more than 5% of our voting securities and their affiliates purchased securities in the Series I Private Placement and paid the aggregate purchase prices are set forth: 667, L.P. purchased 30,620 shares of common stock for an aggregate purchase price of $197,192.80; Baker Brothers Life Sciences, L.P. purchased 279,939 shares of common stock for an aggregate purchase price of $1,802,807.16; SR One Capital Fund II Aggregator, LP purchased 155,279 shares of common stock for an aggregate purchase price of $999,996.76; and Cormorant Global Healthcare Master Fund, LP purchased 603,027 shares of common stock and 3,286 shares of Series I Preferred Stock for an aggregate purchase price of $5,999,677.88. We agreed that we will not without the prior approval of the requisite Series I Purchasers issue or authorize the issuance of any equity security that is senior or pari passu to the Series I Preferred Stock with respect to liquidation preference.

November 2025 Securities Purchase Agreement

On November 23, 2025, we entered into a Securities Purchase Agreement with David Lazar, pursuant to which, in a private placement, we agreed to issue and sell (in two closings) shares of our preferred stock for aggregate gross proceeds of up to $6.0 million. At the first closing on November 24, 2025, we issued and sold 900,000 shares of our Series AA Convertible Non-Redeemable Preferred Stock (“Series AA Preferred Stock”) at a price per share of $2.00, for aggregate gross proceeds of $1.8 million. The second closing is expected to occur promptly following the receipt of stockholder approval and prior to 31 March 2026, subject to (i) the approval by our stockholders of (A) an increase in the number of authorized shares of our Common Stock to enable the issuance of the shares of common stock issuable upon conversion of the preferred shares and (B) the conversion of the preferred shares into shares of common stock in accordance with Nasdaq listing rules, (ii) the filing of a charter amendment effecting such share increase, (iii) the filing of a Certificate of Designations for the Series AAA Convertible Non-Redeemable Preferred Stock, and (iv) other customary closing conditions. At the second closing, we have agreed to issue and sell 2,100,000 shares of our Series AAA Convertible Non-Redeemable Preferred Stock (“Series AAA Preferred Stock”) at a price per share of $2.00, for aggregate gross proceeds of $4.2 million, $1.0 million of which was paid to Oxford as partial consideration for Oxford’s entry into the loan settlement described below.

In connection with the Securities Purchase Agreement, on November 21, 2025, our board appointed Mr. Lazar as our Chief Executive Officer (effective immediately following the first closing) and principal financial officer (effective the business day following the first closing) and elected him as a Class II director (effective immediately prior to the execution and effectiveness of the Securities Purchase Agreement). The Securities Purchase Agreement also grants Mr. Lazar participation rights to purchase up to 25% of new equity securities in firm-commitment underwritten offerings during the participation period, and, subject to Nasdaq Listing Rule 5640 and stockholder approval, the right to recommend up to eight individuals to be nominated for election at the stockholder meeting.

On November 23, 2025, we entered into a Voting Agreement with David Lazar and Oxford in connection with the private placement and the settlement of our outstanding loan obligations with Oxford.

Convertible Loan Agreement

On November 9, 2025, we entered into a Convertible Loan Agreement with David Lazar for an aggregate principal amount of $375,000 with an annual interest rate of 15%. A portion of the proceeds was permitted to be used to facilitate negotiation and finalization of the additional investment transaction with Mr. Lazar and to prepare and file our Form 10-Q for the quarter ended September 30, 2025. The loan was due on November 9, 2026, and subject to extension until November 9, 2027 under certain conditions. The loan was repaid on December 18, 2025.

Oxford Loan Settlement

As a condition to the first closing, on November 23, 2025, we and our subsidiary Combangio, Inc. entered into a loan settlement agreement with Oxford, pursuant to which Oxford agreed to settle all of our payment obligations under the Loan and Security Agreement in consideration for (i) a $2.0 million cash payment and (ii) our issuance to Oxford of 1,620,000 shares of our Common Stock. On November 23, 2025, we also entered into a Voting Agreement with Oxford and Mr. Lazar, pursuant to which, for four months following that date, Oxford agreed to vote 1,620,000 settlement shares (and any additional shares it acquired during the term) in favor of all proposals recommended by our board at the stockholder meeting.

On December 11, 2025, following Mr. Lazar’s sale of his rights and obligations under the Securities Purchase Agreement solely with respect to the Series AAA Preferred Shares to AK Holdings Group Inc., a Panamanian company, we engaged Nissim Amram as a consultant to advise the Company on potential strategic alternatives. Mr. Lazar retained his holdings of the Series AA Preferred Shares and the Convertible Loan Agreement which we repaid in full on December 18, 2025.

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

Our Board has reviewed the independence of our directors based on the listing standards of Nasdaq. Based on this review, the Board determined that Mr. Berger, Mr. Posen, Mr. Colman and Mr. Purdy are independent, as defined in Rule 5605(a)(2) of the Nasdaq rules, as well as the applicable independence standards for committee members under the Exchange Act. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence.

Item 14.       Principal Accountant Fees and Services

Audit Fees and Services

HTL International, LLC (“HTL”), was our independent registered public accounting firm for the year ended December 31, 2025. Deloitte & Touche LLP, or Deloitte, was our independent registered public accounting firm for the year ended December 31, 2024. The following table summarizes the fees billed to us for the last two fiscal years. All such services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

	Years Ended December 31,
Fee Category	2025	2024
Audit Fees(1)	$472,775	$778,587
All Other Fees(2)	1,895	1,895
Total Fees	$474,670	$780,482

(1)	Audit fees consist of fees billed for professional services rendered for the audits of our annual consolidated financial statements, the reviews of our interim consolidated financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements, including, our registration statements.
(2)	All other fees include fees and expenses for services which do not fall within the categories described above. All other fees consisted of a subscription to Accounting and Research Tool.

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

Exhibit Number	Description of Exhibit
3.1

Restated Certificate of Incorporation of the Registrant, as amended, including Certificate of Designation of the Series D Preferred Stock of the Registrant, Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series E Convertible Non-Redeemable Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series F Convertible Non-Redeemable Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series G Convertible Non-Redeemable Preferred Stock of the Registrant, Certificate of Designations, Preferences and Rights of Series H Convertible Non-Redeemable Preferred Stock of the Registrant and Certificate of Designations, Preferences and Rights of Series I Convertible Non-Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8 (File No. 333-284117) filed on January 3, 2025)

3.1.1

Certificate of Amendment to Restated Certificate of Incorporation, as amended, of KALA BIO, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on February 2, 2026)

3.2	Third Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on August 2, 2023)
3.3

Certificate of Designations, Preferences and Rights of Series AA Convertible Non-Redeemable Preferred Stock of KALA BIO, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 25, 2025)

3.4

Certificate of Designations, Preferences and Rights of Series AA Convertible Non-Redeemable Preferred Stock of KALA BIO, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on February 2, 2026)

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

4.5	Form of Series AA Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 25, 2025)
4.6	Form of Pre-Funded Warrant issued on December 5, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 5, 2025)
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

Exhibit Number		Description of Exhibit
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
10.18#

Exclusive License Agreement, dated October 11, 2019, by and between Combangio, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 29, 2022)

10.19

Second Amendment to Offer Letter, dated August 29, 2025, between the Company and Todd Bazemore (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on September 2, 2025)

10.20+		Form of Amendment to Offer Letters (incorporated by reference to Exhibit 10.30 to the Registrant’s annual report on Form 10-K (File No. 001-38150) filed on March 12, 2019)
10.21+

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (File No. 333-218936) filed on July 10, 2017)

10.22		Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on October 2, 2018)
10.23	#

Loan and Security Agreement, dated May 4, 2021, by and among the Registrant and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on May 5, 2021)

10.24#

First Amendment to Loan and Security Agreement, dated November 15, 2021, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 11, 2022)

Exhibit Number	Description of Exhibit
10.25

Second Amendment to Loan and Security Agreement, dated May 21, 2022, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 11, 2022)

10.26

Third Amendment to Loan and Security Agreement, dated December 27, 2022, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 27, 2022)

10.27

Fourth Amendment to Loan and Security Agreement, dated August 1, 2023, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.8 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

10.28

Fifth Amendment to Loan and Security Agreement, dated August 2, 2023, by and among the Registrant, Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.9 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on August 4, 2023)

10.29

Securities Purchase Agreement, dated November 28, 2022, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38150) filed on November 28, 2022)

10.30

Securities Purchase Agreement, dated December 21, 2023, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 22, 2023)

10.31

Securities Purchase Agreement, dated March 25, 2024, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on March 26, 2024)

10.32

Securities Purchase Agreement, dated June 26, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on June 27, 2024)

10.33

Securities Purchase Agreement, dated December 29, 2024, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 30, 2024)

10.34	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on April 11, 2025)
Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on October 2, 2025)
10.35

Convertible Loan Agreement, dated November 9, 2025, by and between the Registrant and David Lazar (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-38150) filed on November 19, 2025)

10.36

Securities Purchase Agreement, dated November 23, 2025, by and among KALA BIO, Inc. and David Lazar (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 25, 2025)

10.37

Loan Settlement Agreement, dated November 23, 2025, by and among KALA BIO, Inc., Combangio, Inc. and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 25, 2025)

10.38

Voting Agreement, dated November 23, 2025, by and among KALA BIO, Inc., David Lazar and Oxford Finance LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 25, 2025)

10.39	Form of Officer Settlement Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on November 25, 2025)

Exhibit Number	Description of Exhibit
10.40

Securities Purchase Agreement, dated December 4, 2025, by and among KALA BIO, Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 5, 2025)

10.41

Settlement Agreement and Mutual Release, dated December 30, 2025, by and between KALA BIO Inc. and Baker Bros. Advisors LP (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on January 6, 2026)

10.42

Voting Agreement, dated December 30, 2025, by and between KALA BIO Inc. and Baker Bros. Advisors LP (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on January 6, 2026)

10.43

Settlement Agreement and Mutual Release, dated December 30, 2025, by and between KALA BIO Inc. and LifeSci Capital LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on January 6, 2026)

10.44

Settlement Agreement, dated December 30, 2025, by and between KALA BIO Inc. and Delaware IR LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on January 6, 2026)

10.45

At the Market Offering Agreement, dated as of January 8, 2026, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on January 8, 2026)

10.46

Form of Securities Purchase Agreement, dated as of January 30, 2026, by and among the Company and each of the Series AAA Investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on February 2, 2026)

10.47

Platform Development and Exclusive License Agreement, dated March 3, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on March 4, 2026).

10.48*	Secured Promissory Note, dated as of February 9, 2026, by and between the Company and Minglemint Solutions LLC
10.49*	Security Agreement, dated February 9, 2026, by and between the Company and Minglemint Solutions LLC
16.1

Letter from Deloitte & Touche LLP to the U.S. Securities and Exchange Commission, dated December 16, 2025 (incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K (File No. 001-38150) filed on December 16, 2025).

19.1	Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (001-38150) filed on March 31, 2025)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (001-38150) filed on March 31, 2025)
23.1*	Consent of HTL International, LLC
23.2*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350
97.1+	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s annual report on Form 10-K (file No. 001-38150) filed on March 29, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

KALA BIO, INC.

Dated: April 15, 2026	By:	/s/ Avi Minkowitz
Avi Minkowitz
Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Avi Minkowitz	Chief Executive Officer, Chief Financial Officer and Director	April 15, 2026
Avi Minkowitz	(Principal Executive Officer and Principal Financial Officer)

/s/ Hillel Posen	Director	April 15, 2026
Hillel Posen

/s/ Chaim (Dovi) Berger	Director	April 15, 2026
Chaim (Dovi) Berger

/s/ Yonatan Colman	Director	April 15, 2026
Yonatan Colman

/s/ Brendan Purdy	Director	April 15, 2026
Brendan Purdy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KALA BIO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KALA BIO, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Management’s Assessment of the Company’s Ability to Continue as a Going Concern

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations since inception, had an accumulated deficit of $694.9 million as of December 31, 2025, and disclosed going concern uncertainty during the first, second and third quarters of 2025. During the fourth quarter of 2025, the Company also experienced significant liquidity constraints in connection with its debt arrangement with Oxford Finance LLC. Management concluded that, after considering its plans and recent developments, substantial doubt about the Company’s ability to continue as a going concern was alleviated for the twelve months following the date the consolidated financial statements were issued.

We determined this matter to be a critical audit matter because evaluating management’s conclusion required especially challenging auditor judgment, particularly with respect to the impact of the Company’s historical losses and negative cash flows, the Oxford default and related liquidity constraints, the effect of the Company’s debt and other obligation settlements, the sufficiency of unrestricted cash and working capital at year end, and the reasonableness of management’s forecasted cash requirements.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this matter included evaluating the Company’s historical operating results and prior interim going concern disclosures; inspecting the Oxford default, settlement, and release documentation; testing the settlement of significant obligations; testing year-end cash and working capital balances; evaluating management’s forecasted cash requirements; and evaluating the related disclosures in Note 2 to the consolidated financial statements.

/s/ HTL International, LLC
We have served as the Company’s auditor since December 2025.
Houston, Texas
April 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KALA BIO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KALA BIO, Inc. and subsidiaries (formerly Kala Pharmaceuticals, Inc.) (the "Company") as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2025

We began serving as the Company's auditor in 2013. In 2025 we became the predecessor auditor.

KALA BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,557	$51,181
Prepaid expenses and other current assets	1,933	1,616
Total current assets	9,490	52,797
Non-current assets:
Property and equipment, net	—	749
Right-of-use assets	—	1,691
Other long-term assets	—	246
Total assets	$9,490	$55,483
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$986	$628
Accrued expenses and other current liabilities	1,508	4,975
Deferred grant income	—	637
Current portion of lease liabilities	—	380
Current portion of long-term debt	—	10,336
Total current liabilities	2,494	16,956
Long-term liabilities:
Long-term lease liabilities	—	1,434
Long-term debt, net of current portion	—	20,102
Long-term contingent consideration	—	4,659
Total long-term liabilities	—	26,195
Total liabilities	2,494	43,151
Commitments and Contingencies (Note 14)
Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2025 and 2024; 9,278 and 51,246 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2025 and 2024, 2,928 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2025 and 2024, 10,901 shares of Series G Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2025 and 2024, 2,299 and 9,393 shares of Series H Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2025 and 2024, 0 and 3,286 shares of Series I Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2025 and 2024, 900,000 and 0 shares of Series AA Convertible Non-Redeemable Preferred Stock issued and outstanding as of December 31, 2025 and 2024, respectively

	1	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 27,849,725 and 6,091,182 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	28	6
Additional paid-in capital	701,867	680,246
Accumulated deficit	(694,900)	(667,920)
Total stockholders' equity	6,996	12,332
Total liabilities and stockholders' equity	$9,490	$55,483

The accompanying notes are an integral part of these consolidated financial statements.

KALA BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2025	2024

Costs and expenses:
General and administrative	$23,629	$18,340
Research and development	18,780	22,094
(Gain) loss on fair value remeasurement of contingent consideration	(4,659)	549
Impairment of right-of-use assets	1,411	—
Total costs and expenses	39,161	40,983
Loss from operations	(39,161)	(40,983)
Other income (expense):
Interest income	1,140	2,056
Interest expense	(3,276)	(5,783)
Grant income	3,377	6,199
Gain on extinguishment of debt	5,793	—
Other income (expense), net	5,147	—
Total other income (expense)	12,181	2,472
Net loss	$(26,980)	$(38,511)
Net loss per share attributable to common stockholders—basic and diluted	$(3.31)	$(10.15)
Weighted average shares outstanding—basic and diluted	8,148,275	3,796,047

Net loss	$(26,980)	$(38,511)
Other comprehensive loss:
Change in fair value of investments	—	—
Total other comprehensive loss	—	—
Total comprehensive loss	$(26,980)	$(38,511)

The accompanying notes are an integral part of these consolidated financial statements.

KALA BIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Year Ended December 31, 2025
	Series E		Series F		Series G		Series H		Series I		Series AA
	Convertible		Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	51,246	$—	2,928	$—	—	$—	—	$—	—	$—	—	$—	2,759,372	$3	$636,910	(629,409)	$7,504
At the market offering, net of offering costs of $69	—	—	—	—	—	—	—	—	—	—	—	—	527,940	1	3,393	—	3,394
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	1,281	—	9	—	9
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	249,224	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	11,448	—	68	—	68
Issuance of common stock to satisfy service contract	—	—	—	—	—	—	—	—	—	—	—	—	4,000	—	29	—	29
Common stock offering, net of offering costs of $218	—	—	—	—	—	—	—	—	—	—	—	—	2,537,917	2	15,418	—	15,420
Issuance of convertible Series G preferred stock, net of issuance cost of $62	—	—	—	—	10,901	—	—	—	—	—	—	—	—	—	8,538	—	8,538
Issuance of convertible Series H preferred stock, net of issuance cost of $96	—	—	—	—	—	—	9,393	—	—	—	—	—	—	—	5,399	—	5,399
Issuance of convertible Series I preferred stock, net of issuance cost of $24	—	—	—	—	—	—	—	—	3,286	—	—	—	—	—	2,093	—	2,093
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,389	—	8,389
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,511)	(38,511)
Balance as of December 31, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	3,286	$—	—	$—	6,091,182	$6	$680,246	(667,920)	$12,332
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	287,231	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	885	—	6	—	6
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	15,627	—	67	—	67
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—	900,000	1	—	—	1,799	—	1,800
Conversion of Preferred Stock	(41,968)	—	—	—	—	—	(7,094)	—	(3,286)	—	—	—	5,234,800	5	(5)	—	—
Issuance of Common Stock, net of $866 issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	10,000,000	10	9,124	—	9,134
Issuance of Common Stock _ Service Rendered	—	—	—	—	—	—	—	—	—	—	—	—	3,400,000	3	1,550	—	1,553
Issuance of Common Stock - Oxford Settlement Agreements	—	—	—	—	—	—	—	—	—	—	—	—	1,620,000	2	1,563	—	1,565
Issuance of Common Stock - Settlement Agreements	—	—	—	—	—	—	—	—	—	—	—	—	900,000	2	522	—	524
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	300,000	—	6,995	—	6,995
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,980)	(26,980)
Balance as of December 31, 2025	9,278	$—	2,928	$—	10,901	$—	2,299	$—	—	$—	900,000	$1	27,849,725	$28	$701,867	$(694,900)	$6,996

The accompanying notes are an integral part of these consolidated financial statements.

KALA BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,980)	$(38,511)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	317	259
Non-cash operating lease cost	280	334
Impairment of right-of-use assets	1,411	—
Gain on extinguishment of debt	(5,793)	—
(Gain) loss on fair value remeasurement of contingent consideration	(4,659)	549
Amortization of debt discount and other non-cash interest	(667)	1,248
Stock-based compensation	6,995	8,389
Issuance of Common Stock for service rendered	1,553	—
Issuance of Common Stock for Settlement Agreements	524	—
Loss on sale or disposal of property and equipment	549	—
Other non-cash losses	—	129
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(317)	359
Other long-term assets	144	—
Accounts payable	358	(291)
Accrued expenses and other current liabilities	(3,893)	(1,528)
Lease liabilities and other long-term liabilities	(1,813)	(319)
Net cash used in operating activities	(31,991)	(29,382)
Cash flows from investing activities:
Purchases of property and equipment and other assets	(15)	(208)
Net cash used in investing activities	(15)	(208)
Cash flows from financing activities:
Payment of principal and payment fee on debt	(22,413)	(5,000)
Payment of issuance costs from issuance of common stock and Series I preferred stock	(120)	—
Proceeds from issuance of Series AA preferred stock	1,800	—
Proceeds from issuance of Series G preferred stock, net of issuance costs of $62	—	8,538
Proceeds from issuance of common stock and Series H preferred stock, net of issuance costs of $218	—	12,281
Proceeds from common stock offerings, net of offering costs of $866	9,134	3,394
Proceeds from issuance of common stock and Series I preferred stock	—	10,750
Contingent consideration related to Combangio acquisition	—	(119)
Payment of principal on finance lease	(92)	(45)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	73	77
Net cash (used in) provided by financing activities	(11,618)	29,876
Net (decrease) increase in cash and cash equivalents:	(43,624)	286
Cash and cash equivalents at beginning of period	51,181	50,895
Cash and cash equivalents at end of period	$7,557	$51,181

Non-cash investing and financing activities:
Issuance of common stock to satisfy service contract in additional paid-in capital	$1,553	$29
Issuance costs included in accrued expenses	—	120

Supplemental disclosure:
Cash paid for interest	$2,701	$4,610
Right-of-use assets obtained in exchange of finance lease obligations	—	160

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

On September 29, 2025, the Company announced that the CHASE trial of KPI-012 for the treatment of PCED did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any meaningful difference between either KPI-012 treatment arm and the placebo arm. Based on the CHASE trial results, the Company determined to cease development of KPI-012 and our MSC-S platform.

Following the discontinuation of KPI-012 development in September 2025 after the CHASE Phase 2b clinical trial failed to meet its primary endpoints, the Company strategically repositioned ourselves to capitalize on the substantial intellectual property and research data generated during its mesenchymal stem cell secretome (MSC-S) platform development. the Company identified a significant market opportunity to transform our proprietary biological research assets into a next-generation artificial intelligence or AI platform specifically designed for biotechnology research applications.

This strategic pivot represents a fundamental transformation from a traditional clinical-stage biopharmaceutical company to an AI-powered biotechnology research intelligence platform provider, targeting the rapidly expanding artificial intelligence in the drug discovery market.

Strategic Initiative - On March 3, 2026, the Company and 2624465 Ontario Inc. o/a Younet AI, an Ontario corporation (“Younet”) entered into a Platform Development and Exclusive License Agreement (the “Agreement”) pursuant to which the Company obtained a worldwide exclusive license (the “Exclusive License”) of Younet’s proprietary, custom biomedical artificial intelligence research platform (the “Researgency Platform”), together with associated trademarks and intellectual property. See Note 16-Subsequent events for more details.

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

LifeSci and Baker Settlement Agreements - On December 30, 2025, the Company entered into the Baker Settlement Agreement with Baker Bros. Advisors LP, pursuant to which the Company agreed to issue the Baker Shares to resolve certain claims relating to participation rights under prior financing arrangements (the “Baker Settlement”). In connection with the Baker Settlement, the Company and Baker Bros. Advisors LP also entered into a voting agreement pursuant to which Baker Bros. Advisors LP granted an irrevocable proxy in favor of us to vote the settlement shares and other specified shares in line with our Board of Directors’ recommendations for a period of six months. On December 30, 2025, the Company also entered into the LifeSci Settlement Agreement pursuant to which we agreed to issue the LifeSci Shares to settle certain payment obligations for financial advisory services.

Recent Equity Financings - Private Placements— On March 25, 2024, the Company entered into a Securities Purchase Agreement (the “March 2024 Securities Purchase Agreement”) with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under Nasdaq rules, shares of Series G Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series G Preferred Stock”), for aggregate gross proceeds of approximately $8,600 (the “March 2024 Private Placement”). Pursuant to the March 2024 Securities Purchase Agreement, the Company issued and sold to the purchasers at the closing

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

of the March 2024 Private Placement, 10,901 shares of Series G Preferred Stock, at a price per preferred share equal to $788.90. Costs incurred in connection with the March 2024 Private Placement were $62, which were recorded as a reduction to additional paid-in capital.

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

On November 23, 2025 (the “SPA Effective Date”), we entered into a Securities Purchase Agreement (the “November 2025 Purchase Agreement”) with David Lazar, pursuant to which we agreed to issue and sell, in a private placement, shares of our Series AA Preferred Convertible Preferred Stock, par value $0.001 per share (the “Series AA Preferred Stock”) and our Series AAA Preferred Stock in two closings for aggregate gross proceeds of up to $6,000, subject to the terms and conditions set forth in the Securities Purchase Agreement (collectively, the “Private Placement”).

The first closing of the Private Placement occurred on November 24, 2025, pursuant to which we issued and sold to David Lazar an aggregate of 900,000 shares of Series AA Preferred Stock at a price per share equal to $2.00, for aggregate gross proceeds of $1,800. Each share of Series AA Preferred Stock is convertible into 55 shares of Common Stock for an aggregate total of 49,500,000 shares of Common Stock issuable upon conversion of the Series AA Preferred Stock. As of the date of this Annual Report on Form 10-K, there are 681,818 shares of Series AA Preferred Stock outstanding, which are convertible into 37,499,900 shares of Common Stock.

 On December 11, 2025, David Lazar transferred his rights and obligations under the November 2025 Purchase Agreement solely with respect to the shares of Series AAA Preferred and the director nomination rights, to AK Holdings Group Inc., a Panamanian company (“AK Holdings”). On January 29, 2026, pursuant to the terms of that certain Rights Purchase Agreement by and among AK Holdings and each signatory thereto (the “Series AAA Investors”), AK Holdings sold its rights to purchase the Series AAA Preferred Stock (but not its director nomination rights under the November 2025 Purchase Agreement) to the Series AAA Investors.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

On January 30, 2026, pursuant to the terms of a Securities Purchase Agreement (the “January 2026 Purchase Agreement” and together with the November 2025 Purchase Agreement, the “Purchase Agreements”), we issued and sold to the Series AAA Investors in a second closing of the Private Placement (the “Second Closing”), an aggregate of 2,100,000 shares of Series AAA Preferred Stock at a price per share of Series AAA Preferred Stock equal to $2.00, for aggregate gross proceeds of $4,200. The Second Closing occurred on January 30, 2026. The terms of the Series AAA Preferred Stock are substantially similar to the terms of the Series AA Preferred Stock. Each share of Series AAA Preferred Stock was convertible into 420 shares of common stock for an aggregate total of 882,000,000 shares of Common Stock issuable upon conversion of the Series AAA Preferred Stock. As of the date of this annual report, all of the shares of Series AAA Preferred Stock have been converted into common stock.

On January 8, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) providing for the sale and issuance by the Company of shares of its Common Stock from time to time, through or to Wainwright as the Company’s sales agent or principal in an “at the market offering” program and as set forth in the ATM Agreement (the “ATM Offering”). The aggregate market value of the shares of Common Stock eligible for sale under the prospectus supplement is currently $15,000.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kala Pharmaceuticals Security Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities, and Combangio. All intercompany transactions and balances have been eliminated.

Basis of Presentation—The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated only limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of the Commercial Business to Alcon in July 2022 and has incurred recurring losses and negative cash flows from operations, including a net loss of $26,980 and $38,511, for the years ended December 31, 2025 and 2024, respectively, and used cash in operations of $31,991 and $29,382, in the years ended December 31, 2025 and 2024, respectively. The Company has financed its operations to date primarily through proceeds from the sale of the Commercial Business to Alcon, its initial public offering of common stock, follow-on public offerings of common stock and sales of its common stock under its at-the-market offering facility, private placements of common stock and preferred stock, borrowings under credit facilities and the Loan and Security Agreement with Oxford Finance LLC (the “Loan Agreement”), disbursements under a grant from California Institute for Regenerative Medicine (“CIRM”) upon achievement of specified milestones, convertible promissory notes and warrants.

Liquidity and Ability to Continue as a Going Concern— Since inception, the Company has incurred significant losses from operations and negative cash flows from operations including a net loss of $26,980 and $38,511 for the years ended December 31, 2025 and 2024, respectively, and cash used in operating activities of $31,991 and $29,382 in the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $694,900.

Prior to the recent cessation of our research and development activities, the Company had devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and, prior to the sale of the Commercial Business to Alcon in July 2022, engaging in activities to launch and commercialize EYSUVIS and INVELTYS. The Company devoted substantially all of its financial resources to the research and development of KPI-012 for PCED and any other indications the Company determined to pursue, including Limbal Stem Cell Deficiency. The Company may never achieve or maintain profitability. Net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

During the first, second and third quarters of 2025, the Company concluded there was substantial doubt regarding the Company’s ability to continue as a going concern. However, on September 29, 2025, the Company announced that it was determined to cease development of KPI-012 and its MSC-S platform and to take steps to preserve cash as the Company explores its strategic options. In connection with such decisions, the Company stopped all spending on the KPI-012 project and approved a major reduction in the Company’s workforce. During the fourth quarter of 2025, the Company entered into purchase agreement with certain institutional investors, raised capital and changed management. The Company also recently shifted its focus to develop an on-premises Artificial Intelligence (“AI”) infrastructure platform for the biotech industry. Based on these recent developments and as a result, the Company has concluded that management’s plans do alleviate substantial doubt about the Company’s ability to continue as a going concern for the twelve months after the date these consolidated financial statements are issued.

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

Grant funds received in advance were recorded as deferred grant income on the consolidated balance sheets. Management had determined that the Company was the principal participant under the Company’s CIRM Award, and accordingly, the Company recorded amounts earned under this arrangement as grant income on the consolidated statements of operations and comprehensive loss.

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

The Company had no revenue during the years ended December 31, 2025 and 2024. The Company has no financial instruments with off-balance sheet risk of loss.

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

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The Company did not record any such impairments during the years ended December 31, 2025 or 2024.

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

Advertising Costs—Advertising costs are expensed as incurred. The Company incurred no advertising costs for the years ended December 31, 2025 and 2024.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, the assets are recorded at the lesser of the carrying value or fair value. As a result of the recent decision to cease development of KPI-012 and our MSC-S platform, the Company recorded $549 impairment charges for the year ended December 31, 2025. No impairment charges were recorded for the year ended December 31, 2024.

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

The table below provides information about the Company’s segment, including significant segment expenses, other segment items and a reconciliation to net loss:

	Year Ended
	December 31,
	2025	2024
Costs and expenses:
Research and development:
KPI‑012 development costs	$8,156	$10,170
Employee‑related costs for research and development personnel	8,928	10,757
Other research and development costs (1)	1,696	1,167
General and administrative	23,629	18,340
Other segment expense (income), net (2)	(15,429)	(1,923)
Net loss	$(26,980)	$(38,511)

(1)	Includes facility related costs and depreciation.
(2)	Includes Impairment of right-of-use assets, (Gain) loss on fair value remeasurement of contingent consideration, Interest income, Interest expense, Grant income, gain on settlements, Gain on extinguishment of debt and Other income, net.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025 and 2024. See Note 12, “Loss Per Share”, for further information.

Recently Issued and adopted Accounting Pronouncements

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose further information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025, and it affects only the Company's disclosures and does not impact its results of operations or financial condition.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated expense information in the notes to the financial statements related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses for each statement of earnings line item that contains those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. During the year ended December 31, 2025, the Company retrospectively adopted this ASU and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The Company’s financial instruments as of December 31, 2025 and 2024 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s consolidated balance sheets.

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

As of December 31, 2025, of the $105,000 in contingent milestone payments, the Company has paid to the Combangio Equityholders an aggregate of $2,646 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) following dosing of the first patient in the Company’s CHASE Phase 2b clinical trial of KPI-012 for PCED in the United States in February 2023 (the “First Dosing Milestone”). Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Any changes in the fair value of these contingent consideration liabilities are included in loss from operations in the consolidated statements of operations and comprehensive loss.

On September 29, 2025, the Company announced that the CHASE trial of KPI-012 for the treatment of PCED did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

meaningful difference between either KPI-012 treatment arm and the placebo arm. Based on the CHASE trial results, we determined to cease development of KPI-012 and our MSC-S platform. Therefore, the contingent consideration was fully remeasured to zero with no potential possibilities for any milestone payments.

During the years ended December 31, 2025 and 2024, the change in the fair value of the contingent consideration liabilities was a gain of $4,659 and a loss of $549, respectively, primarily due to changes in discount rates, the passage of time and changes in the expected timing and probability of payment, and were recognized as a (gain)/loss on fair value remeasurement of contingent consideration in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy as of December 31, 2025 and 2024:

December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$-	$-	$—	$—
Total Assets	$-	$-	$—	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,707	$39,707	$—	$—
Total Assets	$39,707	$39,707	$—	$—
Liabilities:
Contingent consideration - Non-Current	$4,659	$—	$—	$4,659
Total Liabilities	$4,659	$—	$—	$4,659

The following tables summarize quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs as of December 31, 2025 and 2024:

	Fair Value at
	December 31,			Range
Financial Instrument	2025	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$-	Probability-adjusted	Period of expected milestone achievement	2026 - 2028 (2028)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	15.5%

	Fair Value at
	December 31,			Range
Financial Instrument	2024	Valuation Technique	Unobservable Input	(Average)
Contingent consideration	$4,659	Probability-adjusted	Period of expected milestone achievement	2026 - 2028 (2028)
		discounted cash flow model	Probabilities of achievement	16.6% - 35.5% (23.4%)
			Discount rate	14.3%

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following table summarizes the changes in the Deferred Purchase Consideration and contingent consideration liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2025 and 2024:

Contingent consideration
Balance at January 1, 2024	$4,110
Fair value adjustments	549
Balance at December 31, 2024	$4,659
Fair value adjustments	(4,659)
Balance at December 31, 2025	$—

During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2, and Level 3.

The carrying value reported on the accompanying consolidated balance sheets of cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

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

On September 29, 2025, the Company announced that the CHASE trial of KPI-012 for the treatment of PCED did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any meaningful difference between either KPI-012 treatment arm and the placebo arm. Based on the CHASE trial results, we determined to cease development of KPI-012 and our MSC-S platform. During the years ended December 31, 2025 and 2024, the Company recognized $3,377 and $6,199, respectively, of grant income related to the CIRM Award on its consolidated statement of operations. As of December 31, 2025, the Company had $0 deferred grant income on its consolidated balance sheet.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 5: Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2025	2024
Equipment	$—	$1,194
Computer hardware and software	869	869
Property and equipment—at cost	869	2,063
Less: Accumulated depreciation	(869)	(1,314)
Property and equipment—net	$—	$749

Depreciation expense for the years ended December 31, 2025 and 2024 was $216 and $204, respectively.

Note 6: Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2025	2024
Professional services	$800	$414
Development costs	269	736
Compensation and benefits	180	2,390
Accrued revenue reserves (1)	155	350
Contract manufacturing	—	672
Other	104	413
Accrued expenses and other current liabilities	$1,508	$4,975

(1)	These amounts represent estimated provisions for product returns, rebates and discounts, prior to the sale of the Commercial Business to Alcon. Estimated provisions were deducted from gross revenues at the time revenues were recognized and are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. These provisions reflected the Company’s best estimates of the amount of consideration to which it was entitled based on the terms of the contract.

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

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

As a result of the CHASE trial of KPI-012 decision to cease development, on November 21, 2025, the Company terminated the lease with the landlord and signed a settlement to return the space and release the Company from its obligations and liabilities. The settlement was paid prior to December 31, 2025.

The components of lease expense and related cash flows were as follows:

	Year Ended
	December 31,
	2025	2024
Lease cost
Operating lease cost	$546	$596
Short-term lease cost	37	34
Variable lease cost	179	209
Total lease cost	$762	$839

Operating cash outflows from operating leases	$550	$581

The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term	-	3.7 years
Weighted average discount rate	-	13.1%

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

On November 3, 2025, Oxford Finance informed the Company that it intended to pause its foreclosure of the Company’s assets and permitted the Company to use $125.0 of cash it previously swept to fund the negotiation execution of the Convertible Loan Agreement (as defined below) and to fund essential work only.

On November 9, 2025, the Company entered into a Convertible Loan Agreement (the “Convertible Loan Agreement”) with David Lazar (the “Individual Lender”), pursuant to which the Individual Lender agreed to provide the Company a convertible loan in the aggregate amount of up to $375.0 (the “Loan Principal”), which was received in November 2025 and repaid in December 2025.

During the year ended December 31, 2025, the Company recognized interest expense of $3,276 for the Loan Agreement. This consisted of amortization of debt discount of $120, accretion of the final payment fee of $354 and the contractual coupon interest expense of $2,802. During the year ended December 31, 2024, the Company recognized interest expense of $5,766 for the Loan Agreement. This consisted of amortization of debt discount of $306, accretion of the final payment fee of $942 and the contractual coupon interest expense of $4,518.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

On November 25, 2025, the Company entered into a Loan Settlement Agreement (the “Settlement Agreement”) with Oxford pursuant to which the Company owed Oxford $2,000 to be paid pursuant to the terms of the Settlement Agreement. The Settlement Agreement was entered into in connection with events of default by the Company, under the Loan and Security Agreement dated May 4, 2021 (the “Loan Agreement”). On December 26, 2025, the Company paid Oxford the settlement agreement amount of $2,000. As a result of such payment, all of its obligations under the Settlement Agreement and the Loan Agreement have been satisfied and the aggregate liability due Oxford of approximately $10,600 has been settled and released.

The components of the carrying value of the debt as of December 31, 2025 and 2024 are detailed below:

	December 31,	December 31,
	2025	2024
Principal loan balance	$—	$29,284
Unamortized debt discount and issuance cost	—	(225)
Cumulative accretion of exit fee	—	1,379
Total debt	$—	$30,438
Less: current portion of long-term debt	—	(10,336)
Long-term debt, net	$—	$20,102

Note 9: Warrants

The Company has issued warrants in connection with debt transactions that were completed in 2018 and prior.

The following table summarizes the common stock warrants outstanding as of December 31, 2025 and 2024, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	December 31,	December 31,
Issued	Price Per Share	Date	From	2025	2024
2016	$413.50	October 2026	September 2017	290	290
2018	$609.23	October 2025	October 2018	—	3,693
				290	3,983

Note 10: Common and Preferred Stock

Preferred Stock

The Company was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2025 and 2024. As of December 31, 2025, the Company had designated 54,000 shares of preferred stock as Series E Preferred Stock, 2,928 shares of preferred stock as Series F Preferred Stock, 10,901 shares of preferred stock as Series G Preferred Stock, 9,393 shares of preferred stock as Series H Preferred Stock, 3,286 shares of preferred stock as Series I Preferred Stock, and 900,000 shares of preferred stock as Series AA Preferred Stock, of which 9,278 shares of Series E Preferred Stock, 2,928 shares of Series F Preferred Stock, 10,901 shares of Series G Preferred Stock, 2,299 shares of Series H Preferred Stock, 0 shares of Series I Preferred Stock and 900,000 shares of Series AA Preferred Stock were outstanding as of December 31, 2025. On January 20, 2026, all of the Series E Preferred Stock, Series F Preferred Stock, Series H Preferred Stock were converted to common stock. On January 30, 2026, the Company designated 2,100,000 shares of preferred stock as Series AAA Preferred Stock. All of the shares of Series AAA Preferred Stock have been converted to common stock.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Series AA Private Placement

On November 23, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with David Lazar (“Investor”), pursuant to which the Company agreed to issue and sell, in a private placement, shares of Series AA Convertible Non-Redeemable Preferred stock (the “Series AA Preferred Shares”), par value $0.001 per share, of the Company and shares of Series AAA Convertible Non-Redeemable Preferred Stock (the “Series AAA Preferred Shares”, and together with the Series AA Preferred Shares, the “Placement Shares”), par value $0.001 per share, of the Company, in two closings for aggregate gross proceeds of up to $6.0 million. Pursuant to the Securities Purchase Agreement, Company agreed to issue and sell to the Investor at a first closing 900,000 Series AA Preferred Shares, at a price per Series AA Preferred Share equal to $2.00, for aggregate gross proceeds of $1.8 million. The closing for the Series AA Preferred Shares occurred on November 24, 2025 (the “Series AA Preferred Share Closing”). The closing for the Series AAA Preferred Shares occurred on January 30, 2026 (the “Series AA Preferred Share Closing”).

Series AA Preferred Stock

Conversion

Each outstanding share of Series AA Preferred Stock is initially convertible into 55 shares of the Company’s common stock, subject to adjustment as provided in the applicable Certificate of Designations, at any time at the option of the holder.

Voting

Shares of Series AA Preferred Stock generally have no voting rights, except to the extent provided by applicable law, and except that the consent of the holders of Series AA Preferred Stock will be required to alter, repeal or change the powers, preferences or rights of the Series AA Preferred Stock.

Dividends

Shares of Series AA Preferred Stock are entitled to receive dividends equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of common stock.

Liquidation Rights

The Series AA Preferred Stock ranks on parity with the Series AAA Preferred Stock. Upon any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary (“Dissolution”), subject to any superior rights of holders of senior securities, if any, holders of Series AA Preferred Stock will be entitled to receive, on a pari passu basis as applicable (A) an amount per share of Series AA Preferred Stock equal to the greater of (i) $2.00 (as adjusted for stock splits, combinations, reorganizations and the like) plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of the Series AA Preferred Stock or Series AAA Preferred Stock, as applicable, been converted into common stock immediately prior to such Dissolution, before any distributions shall be made to holders of common stock.

If, upon any such Dissolution, the assets of the Company are insufficient to pay the holders of shares of the Series AA Preferred Stock, the holders of shares of Series AA Preferred Stock will share in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares of Series AA Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares of were paid in full.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Common Stock

The Company was authorized to issue up to 120,000,000 shares of common stock with a $0.001 par value per share as of December 31, 2025 and 2024. The Company had 27,849,725 and 6,091,182 shares of common stock issued and outstanding as of December 31, 2025 and 2024, respectively.

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

In the event of the Company’s dissolution, whether voluntary or involuntary, the holders of its common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of the Series AA Preferred Stock, and any preferred stock that the Company may issue in the future. Holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to and may be adversely affected by the rights of the holders of the Series AA Preferred Stock and shares of any series of its preferred stock that the Company may designate and issue in the future.

Reserved Shares

As of December 31, 2025 and 2024, the Company has reserved the following shares of common stock for issuance upon exercise of rights under warrants, under the Amended and Restated 2017 Employee Stock Purchase Plan (the “ESPP”), upon the exercise of stock options, upon the vesting of RSUs, and upon conversion of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series AA Preferred Stock:

	December 31,	December 31,
	2025	2024
Warrant rights to acquire common stock	290	3,983
ESPP	37,588	35,347
Outstanding inducement stock option awards	1,981	10,496
2009 Plan	26	26
2017 Plan	1,945,488	1,675,807
Convertible preferred stock (as converted to common stock)	52,040,600	7,775,400
Total	54,025,973	9,501,059

ASC 480 - Distinguishing Liabilities from Equity determination

The Series F Preferred Stock issued pursuant to the 2023 Securities Purchase Agreement, the Series G Preferred Stock issued pursuant to the March 2024 Securities Purchase Agreement, the Series H Preferred Stock issued pursuant to the June 2024 Securities Purchase Agreement, the Series I Preferred Stock issued pursuant to the December 2024 Securities Purchase Agreement, and the Series AA Preferred Stock issued pursuant to the Series A Securities Purchase Agreement were not within the scope of ASC 480. These instruments did not contain any embedded derivatives required to be bifurcated from the Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series AA Preferred Stock and these instruments were equity classified within permanent equity.

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

As of December 31, 2025, there were 527,508 shares of common stock available for grant under the 2017 Plan.

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

Stock Option Awards

During the years ended December 31, 2025 and 2024, the Company granted options for the purchase of 689,525 and 317,139 shares, respectively, of common stock.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A summary of option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(Years)	(in thousands)
Outstanding as of January 1, 2025	878,003	$13.22	8.6	$23
Granted	689,525	8.30
Exercised	(885)	7.23
Forfeited	(377,603)	10.49
Outstanding as of December 31, 2025	1,189,040	$—	6.7	$—
Vested or expected to vest as of December 31, 2025	1,189,040	$—	6.7	$—
Options exercisable as of December 31, 2025	643,354	$12.19	5.0	$—

The Company records stock-based compensation related to stock options granted at fair value. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options granted during the years ended December 31, 2025 and 2024 are as follows:

	2025			2024
Expected volatility	107.8%	–	114.1%	107.9%	–	110.3%
Risk-free interest rate	3.80%	–	4.47%	3.46%	–	4.41%
Expected dividend yield		0%			0%
Expected term (in years)	5.24	–	6.02	5.50	–	6.07

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

The weighted average grant-date fair value of options granted during the years ended December 31, 2025 and 2024, was $7.42 and $5.79, respectively. The fair value is being expensed over the vesting period of the options on a straight-line basis as the services are being provided.

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended
	December 31,
	2025	2024
Research and development	$1,292	$2,635
General and administrative	5,703	5,754
Total	$6,995	$8,389

During the years ended December 31, 2025 and 2024, 885 and 1,281 options, respectively, were exercised.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Restricted Stock Units—During the years ended December 31, 2025 and 2024, the Company issued 106,725 and 71,830 RSUs, respectively, to certain executives and other employees which will vest no sooner than one-third per year over three years on the anniversary of the date of grant.

As of December 31, 2025, a total of 230,947 RSUs were outstanding, consisting of 186,463 unvested shares and 44,484 vested and deferred shares by directors.

A summary of activity for RSUs for the year ended December 31, 2025 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested and outstanding balance as of January 1, 2025	544,117	$21.67
Changes during the period:
Granted	106,725	7.07
Vested	(311,509)	24.64
Forfeited	(152,870)	15.36
Unvested and outstanding balance as of December 31, 2025	186,463
Vested and deferred balance as of December 31, 2025	44,484

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

The ESPP provides for two six-month offering periods each year: the first offering period begins on the first trading day on or after each January 1 and the second offering period begins on the first trading day on or after each July 1. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date. The fair value of the purchase rights granted under the ESPP was estimated on the date of grant, using the Black-Scholes option-pricing model. During the years ended December 31, 2025 and 2024, employees of the Company purchased an aggregate of 15,627 and 11,448 shares, respectively, under the ESPP.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 12: Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(26,980)	$(38,511)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	8,148,275	3,796,047

Net loss per share attributable to common stockholders, basic and diluted	$(3.31)	$(10.15)
(1)	Included in the weighted-average common shares outstanding, basic and diluted are vested but deferred shares for which all contingencies have been satisfied.

The following potential common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect. The share amounts presented below represent the average of the number of incremental shares included in each quarterly calculation:

	Year Ended
	December 31,
	2025	2024
Options to purchase shares of common stock	1,373,291	905,645
Unvested RSUs	360,039	621,886
Unexercised warrants	3,060	4,223
Convertible preferred stock (as converted to common stock)	18,433,000	7,294,125
	20,169,390	8,825,879

Note 13: Income Taxes

The Company has had no income tax expense due to operating losses incurred for the years ended December 31, 2025 and 2024. The Company has also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Beginning in 2025 annual reporting, the Company has adopted ASU 2023-09 prospectively. The difference between the Company's effective income tax rate and the U.S. federal statutory rate of 21% was primarily driven by the change in the valuation allowance. A reconciliation of the federal statutory income tax rate to the Company's effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
Federal statutory income tax rate	$(5,733)	21.0%
Effect of:
State income taxes, net of federal benefit	—	—
Change in Valuation Allowance	7,449	(27.3)
Nontaxable or Nondeductible Items:
Stock Based Compensation Permanent	2,139	(7.8)
Mark to Market	(978)	3.6
Other Nontaxable or Nondeductible Items	82	(0.3)
Tax Credits:
Federal R&D and Orphan Drug Credits	(2,945)	10.8
Other	(14)	0.1
	$—	—%

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2024 is as follows:
		Year Ended December 31, 2024
Federal statutory income tax rate		21.0%
Effect of:
State income taxes, net of federal benefit		6.5
Research and development tax credits		3.0
Stock-based compensation		(3.9)
Change in valuation allowance		(26.3)
Other		(0.3)
Effective income tax rate		—%

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Net deferred tax assets as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$131,286	$121,135
Capitalized research and development and start-up expenditures	9,865	13,878
Research and development tax credit carryforwards	5,492	2,476
Stock-based compensation	—	1,203
Lease liabilities	—	535
Rebates, incentives, trade discounts and allowances	43	103
Other	177	676
Total deferred tax assets	$146,863	$140,006

Deferred tax liabilities:
Right-of-use assets	—	(499)
Total deferred tax liabilities	$—	$(499)
Valuation allowance	$(146,863)	$(139,507)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $7,356 and $10,776 during the years ended December 31, 2025 and 2024, respectively. The current year and prior year increase is largely the result of an increase to federal net operating losses and generation of federal and state research and development tax credits. Management reevaluates the positive and negative evidence at each reporting period.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance:

Year Ended
December 31,
2025
Beginning Balance	$139,507
Change charged to income tax expense	7,356
Changes charged to OCI	—
Changed charged to goodwill	—
Ending Balance	$146,863

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of $561,353 and $405,544, respectively, which may be available to offset future federal tax liabilities and expire at various dates beginning in 2030. As of December 31, 2025 and 2024, the Company had state net operating loss carryforwards of $491,801 and $469,053, respectively, which may be available to offset future state income tax liabilities and expire at various dates beginning in 2025. As of December 31, 2025 and 2024, the Company had federal and state research and development credit carryforwards of $5,492 and $2,476, respectively.

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

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and developmental expenditures under Section 174 of the Internal Revenue Code. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all research and development expenditures that are paid or incurred in connection with their trade or business. Per the One Big Beautiful Bill Act, effective July 4, 2025, taxpayers are still required to capitalize foreign research and development expenditures over 15 years, but now have the opportunity to deduct domestic research and development expenditures under IRC 174A. The Company has elected to continue to amortize prior year domestic capitalized costs until the amortization of such costs is complete.

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

As of December 31, 2025 and 2024 the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2025 and 2024.

Note 14: Commitments and Contingencies

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon the Combangio Acquisition. Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1,075 for the achievement of specified development and regulatory milestones, and an aggregate of up to $1,100 for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties in a low single digit percentage range on net sales of licensed products that are covered by a valid claim of a licensed patent. During the years ended December 31, 2025 and 2024, amounts paid to Stanford were de minimis. On September 29, 2025, the Company announced that the CHASE trial of KPI-012 for the treatment of PCED did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any meaningful difference between either KPI-012 treatment arm and the placebo arm. Based on the CHASE trial results, we determined to cease development of KPI-012 and our MSC-S platform.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the First Dosing Milestone in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s common stock (representing an aggregate of 105,038 shares of the Company’s common stock) to the former Combangio Equityholders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the merger agreement for the Combangio Acquisition, the Company could trigger potential future sales-based milestone payments of up to $65,000 and cash royalty payment obligations in the mid-to-high single digits. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of December 31, 2025 or December 31, 2024, such contingencies have not been recorded in the Company’s consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

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

As of December 31, 2025 and 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and has no amount accrued related to these contingencies. The Company does not expect these indemnifications to have a material adverse effect on these consolidated financial statements.

Note 15: Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits.

The Company made discretionary matching contributions of $134 and $160 to the 401(k) Plan during the years ended December 31, 2025 and 2024, respectively.

Note 16: Subsequent Events

Series AAA Private Placement

As disclosed in Note 10, on November 25, 2025, the Company entered into a Securities Purchase Agreement, with the Series AA Investor, pursuant to which the Company agreed to issue and sell, in a private placement, shares of the Series AA Preferred Stock and the Series AAA Preferred Stock of the Company in two closings for aggregate gross proceeds of up to $6.0 million.

On December 11, 2025, the Series AA Investor transferred his rights and obligations under the Securities Purchase Agreement solely with respect to the shares of Series AAA Preferred and the director nomination right to AK Holdings Group Inc., a Panamanian company (“AK Holdings”). On January 29, 2026, pursuant to the terms of that certain Rights Purchase Agreement by and among AK Holdings and each signatory thereto (the “Series AAA

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Investors”), AK Holdings sold its rights to purchase the Series AAA Preferred Stock (but not its director nomination rights under the November 2025 Purchase Agreement) to the Series AAA Investors.

On January 30, 2026, the Company entered into that certain Securities Purchase Agreement (the “Series AAA Purchase Agreement”) with each of the Series AAA Investors pursuant to which the Company agreed to issue and sell to the Series AAA Investors at second closing of the Private Placement, an aggregate of 2,100,000 shares of Series AAA Preferred Stock at a price per share of Series AAA Preferred Stock equal to $2.00, for aggregate gross proceeds of $4,200. The Closing occurred on January 30, 2026, following (A) the approval at the Annual Meeting of the Issuance Proposal and the Share Increase Proposal (each as defined herein), (B) the filing with the Secretary of State of the State of Delaware of the (i) Certificate of Amendment (as defined herein) and (ii) Certificate of Designations, Preferences and Rights of Series AAA Convertible Non-Redeemable Preferred Stock (the “Certificate of Designations”), and (C) the satisfaction of other customary closing conditions. The terms of the Series AAA Preferred Stock are substantially similar to the terms of the Series AA Preferred Stock. Each share of Series AAA Preferred Stock was convertible into 420 shares of Common Stock for an aggregate total of 882,000,000 shares of Common Stock issuable upon conversion of the Series AAA Preferred Stock. The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary closing conditions. The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties thereto and as of specific dates and may be subject to limitations agreed upon by the contracting parties. All of the shares of Series AAA Preferred Stock have been converted to common stock.

License Agreement

On March 3, 2026 (the “Effective Date”), the Company and 2624465 Ontario Inc. o/a Younet AI, an Ontario corporation (“Younet”) entered into a Platform Development and Exclusive License Agreement (the “Agreement”) pursuant to which the Company obtained a worldwide exclusive license (the “Exclusive License”) of Younet’s proprietary, custom biomedical artificial intelligence research platform (the “Researgency Platform”), together with associated trademarks and intellectual property. The term of the Agreement is for 12 months following the Effective Date (the “Initial Term”), with the option by the Company to renew the agreement for successive 12 months terms (each, a “Renewal Term”), in each case by providing notice to Younet pursuant to the terms of the Agreement (the “Extension Notice”). Pursuant to the Agreement, Younet shall also provide to the Company certain deliverables and services related to the Researgency Platform, with certain additional deliverables to be provided by Younet in the event of a Renewal Term, in each case with all operating costs relating to the Researgency Platform to be paid by the Company.

 In consideration of the services to be performed by Younet under the Agreement, the Company has agreed to pay to Younet for the Initial Term a cash fee of up to $530 consisting of (i) $80 in cash, which was paid by the Company on the Effective Date, and (ii) in the event the Company delivers to Younet a written notice electing to engage Younet for the continued development of Researgency, $450 in cash, payable in 9 monthly installments of $50, pursuant to the terms of the Agreement. Such notice may be provided at any time on or after the first business day of the third month following the Effective Date and such continued development may be terminated upon 30 days notice by the Company. In addition, the Company has agreed to issue to Younet 5,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), within 10 business days of the Effective Date. In addition, each time the Agreement is extended for a Renewal Term, the Company shall (i) pay to Younet $250 in cash and (ii) issue to Younet 5,000,000 shares of Common Stock within 10 business days of the Extension Notice. Any shares of Common Stock issuable to Younet pursuant to the Agreement shall herein be referred to as the “Younet Shares.” Except for certain block trades, during the Term (as defined in the Agreement) and for the twelve months thereafter, Younet shall not sell any Younet Shares on any Trading Day (as defined in the Agreement) in an amount that exceeds 3% of the Daily Trading Volume (as defined in the Agreement) for such Trading Day.

In addition, Younet has granted to the Company an irrevocable option, exercisable at any time during the Initial Term or any Renewal Terms, to acquire all of the issued and outstanding equity interests of Younet, or, at the Company’s election, substantially all of the assets of Younet, for a total purchase price of $55,000, subject to the terms of the Agreement.

KALA BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

 If the Company does not deliver an Extension Notice prior to the expiration of the Initial Term or any Renewal Term, the Agreement shall expire automatically at the end of the applicable term. In addition, the Agreement may be terminated by either party (i) for uncured material breach or (ii) due to the insolvency of the other party. Upon termination or expiration, (a) the Exclusive License will terminated, (b) all licenses granted to Younet with respect to KALA Data (as defined in the Agreement) will immediately terminate, (c) all licenses granted to the Company with respect to Younet Background IP (as defined in the Agreement) will survive in accordance with their terms, and (d) all Work Product (as defined in the Agreement) completed as of the date of termination shall be delivered to and owned by the Company.

 The License Agreement additionally includes customary representations and warranties, covenants, and indemnification obligations for a transaction of this nature.

Loan and Security Agreement

On February 9, 2026, the Company made a loan (the “Loan”) in the principal amount of $7,000, evidenced by a secured promissory note (the “Note”) to Minglemint Solutions LLC (“Borrower”) in connection with the Company’s determination that a portion of its cash on hand was in excess of its near-term working capital requirements and operational needs. In order to optimize the return on such excess cash, rather than holding the full balance in a bank deposit account, which offered a materially lower yield, the Company elected to deploy that portion into the Loan, which bears interest at a rate of 8.0% per annum. The Company believes that the interest rate obtained under the Loan, together with the security interest granted to the Company over all fixtures and personal property of the Borrower, provides a more favorable risk-adjusted return on idle cash than the return available through conventional bank deposit arrangements, while preserving the Company’s ability to meet its anticipated working capital and operational obligations. The Loan bears interest at a rate of 8.0% per annum, and is due and payable on February 9, 2027.

The Note includes customary event of default provisions, including, but not limited to, for a breach of any representations and warranties or covenants, any bankruptcy or insolvency proceedings of the Borrower, and the failure of the Borrower to pay, upon 15 days’ written notice of default, any principal amount of the Loan or interest due. The Note provides for a default interest rate of 13.0%. As described in the Note, upon the occurrence of certain events of default, the Company may, among other remedies, declare the outstanding balance of the Note including all accrued interest thereon immediately due and payable.

Additionally, the Note is secured by a continuing first priority lien and security interest in all fixtures and personal property of the Borrower (the “Collateral”), pursuant to the security agreement with the Borrower dated February 9, 2026 (the “Security Agreement”). The Collateral includes, but is not limited to, all accounts, goods, documents, instruments, securities and investment properties, money, accounts and rights to payment of the Borrower, and any proceeds, records and obligations relating to the foregoing, as more fully detailed in the Security Agreement.