Form 10-Q
period 2026-03-31
KALA BIO, Inc.
filed 2026-05-15
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 18,589,832 shares of Common Stock, $0.001 par value per share, outstanding as of May 14, 2026.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2025 (as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026) entitled “Risk Factors” as well as in our other public filings. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

This Quarterly Report on Form 10-Q may include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by us and third parties as well as our estimates of potential market opportunities. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunity for the Researgency agentic AI research platform and KPI-012 include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,764	$7,557
Short-term investments	7,000	—
Prepaid expenses and other current assets	3,554	1,933
Total current assets	12,318	9,490
Total assets	$12,318	$9,490
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,044	$986
Accrued expenses and other current liabilities	513	1,508
Total current liabilities	1,557	2,494
Total liabilities	1,557	2,494
Commitments and Contingencies (Note 14)
Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2026; 0 and 9,278 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, 0 and 2,928 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, 0 and 10,901 shares of Series G Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, 0 and 2,299 shares of Series H Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, 681,818 and 900,000 shares of Series AA Convertible Non-Redeemable Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively

	1	1
Common stock, $0.001 par value; 1,500,000,000 and 120,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 18,589,832 and 556,995 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively *	19	1
Additional paid-in capital	707,262	701,894
Accumulated deficit	(696,521)	(694,900)
Total stockholders' equity	10,761	6,996
Total liabilities and stockholders' equity	$12,318	$9,490

* On May 8, 2026, the Company completed a 1-for-50 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every fifty (50) shares of common stock issued and outstanding immediately prior to May 8, 2026 were converted into one share of common stock, without any change in the par value per share. No fractional shares was issued as a result of the Reverse Stock Split. Stockholders that would hold fractional shares as a result of the Reverse Stock Split are entitled to receive a cash payment in lieu of said fractional shares based on the closing price on the Nasdaq Capital Market on May 7, 2026. The Reverse Stock Split reduced the number of shares of Common Stock outstanding from 929,491,578 shares to approximately 18,589,832 shares. All references to number of shares, and to per share information in the this condensed consolidated financial statements have been retroactively adjusted.

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025

Costs and expenses:
General and administrative	$1,741	$4,593
Research and development	61	6,055
Loss on fair value remeasurement of contingent consideration	—	21
Total costs and expenses	1,802	10,669
Loss from operations	(1,802)	(10,669)
Other income (expense):
Interest income	74	463
Interest expense	—	(1,091)
Grant income	—	2,350
Other income (expense), net	107	—
Total other income (expense)	181	1,722
Net loss and comprehensive loss	$(1,621)	$(8,947)
Net loss per share attributable to common stockholders—basic and diluted *	$(0.14)	$(70.49)
Weighted average shares outstanding—basic and diluted *	11,873,568	126,917

* Number of shares, and to per share information have been retroactively adjusted to reflect the impact of the Reverse Stock Split.

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2026
	Series E		Series F		Series G		Series H		Series AA
	Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	9,278	$—	2,928	$—	10,901	$—	2,299	$—	900,000	$1	556,995	$1	$701,894	(694,900)	$6,996
Issuance of common stock to satisfy service contract	—	—	—	—	—	—	—	—	—	—	100,000	—	1,755	—	1,755
Issuance and conversion of Series AAA Preferred Stock	—	—	—	—	—	—	—	—	—	—	17,640,000	18	4,084	—	4,102
Conversion of Preferred Stock	(9,278)	—	(2,928)	—	(10,901)	—	(2,299)	—	(218,182)	—	290,812	—	—	—	—
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	2,025	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	(471)	—	(471)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,621)	(1,621)
Balance as of March 31, 2026	—	$—	—	$—	—	$—	—	$—	681,818	$1	18,589,832	$19	$707,262	$(696,521)	$10,761

	Three Months Ended March 31, 2025
	Series E		Series F		G		Series H		Series I
	Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	3,286	$—	121,824	$—	$680,252	$(667,920)	$12,332
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	1,210	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	46	—	13	—	13
Conversion of Series H Preferred Stock	—	—	—	—	—	—	(2,984)	—	—	—	5,968	—		—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,310	—	2,310
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,947)	(8,947)
Balance as of March 31, 2025	51,246	$—	2,928	$—	10,901	$—	6,409	$—	3,286	$—	129,048	$—	$682,575	$(676,867)	$5,708

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,621)	$(8,947)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	—	68
Non-cash operating lease cost	—	90
Loss on fair value remeasurement of contingent consideration	—	21
Amortization of debt discount and other non-cash interest	—	186
Stock-based compensation	(471)	2,310
Issuance of Common Stock for service contract	1,755	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,621)	(1,879)
Other long-term assets	—	(7)
Accounts payable	58	303
Accrued expenses and other current liabilities	(995)	(881)
Lease liabilities and other long-term liabilities	—	(88)
Net cash used in operating activities	(2,895)	(8,824)
Cash flows from investing activities:
Payment for short-term investment	(7,000)	—
Net cash used in investing activities	(7,000)	—
Cash flows from financing activities:
Payment of issuance costs from issuance of common stock and Series I preferred stock	—	(120)
Proceeds from issuance of Series AAA preferred stock, net of issuance cost	4,102	—
Payment of principal on finance lease	—	(28)
Proceeds from issuance of common stock under employee stock purchase plan	—	13
Net cash provided by (used in) financing activities	4,102	(135)
Net (decrease) increase in cash and cash equivalents:	(5,793)	(8,959)
Cash and cash equivalents at beginning of period	7,557	51,181
Cash and cash equivalents at end of period	$1,764	$42,222

Non-cash investing and financing activities:
Issuance of common stock to satisfy service contract in additional paid-in capital	$1,755	$—

Supplemental disclosure:
Cash paid for interest	$—	$909

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business— KALA BIO, Inc. (the “Company”) was incorporated on July 7, 2009, and is a biopharmaceutical company in transition, evaluating the development of a dedicated, on-premises artificial intelligence (AI) infrastructure platform for the biotechnology industry. Our current focus is leveraging our mesenchymal stem cell secretome platform (the “MSC-S platform”) to test development of a scalable AI platform-as-a-service business to deploy secure, purpose-built AI systems directly within biotechnology and pharmaceutical client environments. We have historically been engaged in the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. Our lead product candidate was KPI-012 (“KPI-012”), an MSC-S, which we acquired from Combangio on November 15, 2021. KPI-012 was in clinical development for the treatment of persistent corneal epithelial defects (“PCED”), a rare disease of impaired corneal healing. Based on the results of a Phase 1b clinical safety and efficacy trial of KPI-012 in patients with PCED, we submitted an investigational new drug application to the U.S. Food and Drug Administration (the “FDA”), which was accepted in December 2022. In February 2023, we dosed our first patient in the United States in our CHASE trial (the “CHASE trial”). By September 2025, the CHASE trial did not meet its primary endpoints, and we determined to discontinue our development of KPI-012 and the MSC-S platform. We have since expanded upon our business to evaluate strategic alternatives for our legacy MSC-S assets and capitalize on the substantial intellectual property (IP), proprietary biological datasets, and research experience generated during the clinical trials by starting development of an AI platform.

We are in the process of evaluating and transitioning from historical biologics research and development (R&D) activities to an “AI platform-as-a-service” model intended to provide dedicated, on-premises artificial intelligence infrastructure solutions to biotechnology and pharmaceutical customers. Following the discontinuation of the CHASE Phase 2b clinical trial of KPI-012 in September 2025 and the subsequent resolution of our obligations to Oxford Finance, our current operating focus is (i) the monetization or out-licensing of remaining biologics-related assets and (ii) development and commercialization planning for our licensed Researgency agentic AI platform (the “Researgency Platform”). This transition is expected to impact our operating expenses, capital requirements, and sources and uses of cash as described further below.

We have refocused our business on two complementary strategic priorities. First, we are preserving and seeking to maximize the value of our MSC-S biologics asset portfolio, including the KPI-012 and KPI-014 product candidates and related intellectual property, through potential licensing, collaboration, and other strategic arrangements with third parties, as well as through evaluation of opportunities to resume preclinical development activities subject to the availability of additional capital. Second, we are building our Researgency business through our exclusive license for the Researgency Platform, which we intend to deploy as a dedicated, on-premises AI infrastructure solution for biotechnology and pharmaceutical companies. We believe this dual-track strategy preserves and creates optionality with respect to our biologics assets while simultaneously pursuing a potential business opportunity in the rapidly growing AI platform market for the biotechnology industry.

Reverse Stock Split – On May 8, 2026, we effected a 1-for-50 reverse stock split of our Common Stock (the “Reverse Stock Split”), pursuant to which each (50) shares of Common Stock were converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who otherwise would have been entitled to receive fractional shares are entitled to receive a cash payment in lieu of such fractional shares. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Recent Equity Financings

On January 8, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) providing for the sale and issuance by the Company of shares of its

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

common stock, par value $0.001 per share (“Common Stock”) from time to time, through or to Wainwright as the Company’s sales agent or principal in an “at the market offering” program and as set forth in the ATM Agreement (the “ATM Program”).

On January 30, 2026, pursuant to the terms of a Securities Purchase Agreement (the “January 2026 Purchase Agreement”), we issued and sold to certain investors (the “Series AAA Investors”) in a closing (the “Series AAA Closing”) of a private placement (the “Series AAA Private Placement”), an aggregate of 2,100,000 shares of the Company’s Series AAA Convertible Non-Redeemable Preferred Stock (“Series AAA Preferred Stock”) at a price per share of Series AAA Preferred Stock equal to $2.00, for aggregate gross proceeds of $4,200. The Series AAA Closing occurred on January 30, 2026. The terms of the Series AAA Preferred Stock are substantially similar to the terms of the Series AA Preferred Stock. Each share of Series AAA Preferred Stock was convertible into 8.4 shares of common stock for an aggregate total of 17,640,000 shares of Common Stock issuable upon conversion of the Series AAA Preferred Stock. As of March 31, 2026, all of the shares of Series AAA Preferred Stock have been converted into shares of Common Stock.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2026 and 2025. (See Note 12, “Loss Per Share”).

Unaudited Interim Financial Information—The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations, statement of stockholders’ equity and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of KALA BIO, Inc. and its wholly owned subsidiaries, Kala Pharmaceuticals Security Corporation and Combangio, Inc. (“Combangio”) All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2026.

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

The Company’s financial instruments as of March 31, 2026 and December 31, 2025 consisted primarily of cash equivalents and short-term investment loan. Cash equivalents and short-term investments are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

4. LICENSE AGREEMENT

On March 3, 2026 (the “Effective Date”), the Company and Younet entered into the Younet Agreement pursuant to which the Company obtained the worldwide Exclusive License of Younet’s proprietary, custom biomedical artificial intelligence research platform (the “Researgency Platform”), together with associated trademarks and intellectual property. The term of the Agreement is for 12 months following the Effective Date (the “Initial Term”), with the option by the Company to renew the agreement for successive 12 months terms (each, a “Renewal Term”), in each case by providing notice to Younet pursuant to the terms of the Agreement (the “Extension Notice”). Pursuant to the Agreement, Younet shall also provide to the Company certain deliverables and services related to the Researgency Platform, with certain additional deliverables to be provided by Younet in the event of a Renewal Term, in each case with all operating costs relating to the Researgency Platform to be paid by the Company.

 In consideration of the services to be performed by Younet under the Younet Agreement, the Company has agreed to pay to Younet for the Initial Term a cash fee of up to $530 consisting of (i) $80 in cash, which was paid by the Company on the Effective Date, and (ii) in the event the Company delivers to Younet a written notice electing to engage Younet for the continued development of Researgency, $450 in cash, payable in 9 monthly installments of $50, pursuant to the terms of the Agreement. Such notice may be provided at any time on or after the first business day of the third month following the Effective Date and such continued development may be terminated upon 30 days notice by the Company. In addition, the Company has agreed to issue to Younet 100,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), within 10 business days of the Effective Date. In addition, each time the Younet Agreement is extended for a Renewal Term, the Company shall (i) pay to Younet $250 in cash and (ii) issue to Younet 100,000 shares of Common Stock within 10 business days of the Extension Notice. Except for certain block trades, during the Initial Term and for the twelve months thereafter, Younet shall not sell any Younet Shares on any trading day (as defined in the Younet Agreement) in an amount that exceeds 3% of the Daily Trading Volume (as defined in the Younet Agreement) for such Trading Day.

In addition, Younet has granted to the Company an irrevocable option, exercisable at any time during the Initial Term or any Renewal Terms, to acquire all of the issued and outstanding equity interests of Younet, or, at the Company’s election, substantially all of the assets of Younet, for a total purchase price of $55,000, subject to the terms of the Younet Agreement.

 If the Company does not deliver an Extension Notice prior to the expiration of the Initial Term or any Renewal Term, the Agreement shall expire automatically at the end of the applicable term. In addition, the Younet Agreement may be terminated by either party (i) for uncured material breach or (ii) due to the insolvency of the other party. Upon termination or expiration, (a) the Exclusive License will terminated, (b) all licenses granted to Younet with respect to KALA Data (as defined in the Younet Agreement) will immediately terminate, (c) all licenses granted to the Company with respect to Younet Background IP (as defined in the Younet Agreement) will survive in accordance with their terms, and (d) all Work Product (as defined in the Younet Agreement) completed as of the date of termination shall be delivered to and owned by the Company.

 The Younet Agreement additionally includes customary representations and warranties, covenants, and indemnification obligations for a transaction of this nature.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

5. SHORT-TERM INVESTMENT

On February 9, 2026, the Company made a loan (the “Loan”) in the principal amount of $7,000 evidenced by a secured promissory note (the “Note”) to Minglemint Solutions LLC (“Minglemint” or “Borrower”) in connection with the Company’s determination that a portion of its cash on hand was in excess of its near-term working capital requirements and operational needs. In order to optimize the return on such excess cash, rather than holding the full balance in a bank deposit account, which offered a materially lower yield, the Company elected to deploy that portion into the Loan, which bears interest at a rate of 8.0% per annum. The Company believes that the interest rate obtained under the Loan, together with the security interest granted to the Company over all fixtures and personal property of the Borrower, provides a more favorable risk-adjusted return on idle cash than the return available through conventional bank deposit arrangements, while preserving the Company’s ability to meet its anticipated working capital and operational obligations.

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

On May 11, 2026, the Company and the Borrower entered into a Note Amending Agreement (the “Loan Amendment”) which added a provision that the Company has the right at any time and from time to time, on no less than 45 days’ notice, to demand repayment of all or any portion of the outstanding principal amount of the Loan, including all accrued and unpaid interest thereon and any other amounts owing under the Note by delivering written notice to the Borrower (a “Call Notice”). The Borrower agrees to repay the amount in the Call Notice, and any amount not timely repaid will accrue interest at the default interest rate of 13.0%.

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

6. GRANT INCOME

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

During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $2,350 of grant income, respectively, related to the CIRM Award on its condensed consolidated statement of operations. As of December 31, 2025, the Company had deferred grant income of $0 on its condensed consolidated balance sheet.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consists of the following:

	March 31,	December 31,
	2026	2025
Insurance	$1,345	$1,570
Prepaid License Agreement - Younet (1)	1,755	—
Interest Receivables (2)	74	—
Other	380	363
Prepaid expenses and other current assets	$3,554	$1,933

(1)	The Company has agreed to issue to Younet 100,000 shares of the Company’s Common Stock. Amount represents 100,000 common shares at $17.55 per share, adjusted based on the recent reverse stock split. See “Note 4. License Agreement” and “Note 16. Subsequent Events” for more information.
(2)	Interest receivables related to the loan to Minglemint. See “Note 5. Short-term Investment” for more information.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Professional services	$156	$800
Development costs	197	269
Accrued revenue reserves (1)	155	155
Compensation and benefits	5	180
Other	—	104
Accrued expenses and other current liabilities	$513	$1,508

(1)	These amounts represent estimated provisions for product returns, rebates and discounts, prior to the sale of the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit AMPPLIFY Drug Delivery Technology (the “Commercial Business”) to Alcon. Estimated provisions were deducted from gross revenues at the time revenues were recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. These provisions reflected the Company’s best estimates of the amount of consideration to which it was entitled based on the terms of the contract.

9. PRIVATE PLACEMENTS

Series AAA Private Placement

On November 25, 2025, the Company entered into a Securities Purchase Agreement (the “November 2025 Purchase Agreement”), with a certain investor (the “Series AA Investor”), pursuant to which the Company agreed to issue and sell, in a private placement, shares of the Company’s Series AA Convertible Non-Redeemable Preferred Stock (“Series AA Preferred Stock”) and the Series AAA Preferred Stock of the Company in two closings for aggregate gross

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

proceeds of up to $6.0 million.

On December 11, 2025, the Series AA Investor transferred his rights and obligations under the Series AA Purchase Agreement solely with respect to the shares of Series AAA Preferred Stock and the director nomination rights to AK Holdings Group Inc., a Panamanian company (“AK Holdings”). On January 29, 2026, pursuant to the terms of a certain Rights Purchase Agreement, by and among AK Holdings and the “Series AAA Investors, AK Holdings sold its rights to purchase the Series AAA Preferred Stock (but not its director nomination rights under the November 2025 Purchase Agreement) to the Series AAA Investors.

On January 30, 2026, the Company entered into the “Series AAA Purchase Agreement with each of the Series AAA Investors pursuant to which the Company agreed to issue and sell to the Series AAA Investors in the Series AAA Private Placement, an aggregate of 2,100,000 shares of Series AAA Preferred Stock at a price per share of Series AAA Preferred Stock equal to $2.00, for aggregate gross proceeds of $4,200. The Series AAA Closing occurred on January 30, 2026, following (A) the approval at our 2025 annual meeting of stockholders (the “2025 Annual Meeting”) of the proposals to (i) the issue shares of our Common Stock upon conversion of our Series AA Convertible Preferred Stock and Series AAA Convertible Preferred Stock in accordance with Nasdaq Listing Rules 5635(b) and 5635(d) and (ii) amend our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock to 1,500,000,000, (B) the filing with the Secretary of State of the State of Delaware of the (i) Certificate of Amendment and (ii) Certificate of Designations, Preferences and Rights of Series AAA Convertible Non-Redeemable Preferred Stock (the “Series AAA Certificate of Designations”), and (C) the satisfaction of other customary closing conditions. The terms of the Series AAA Preferred Stock are substantially similar to the terms of the Series AA Preferred Stock. Each share of Series AAA Preferred Stock was convertible into 8.4 shares of Common Stock for an aggregate total of 17,640,000 shares of Common Stock issuable upon conversion of the Series AAA Preferred Stock. The Series AAA Purchase Agreement contains customary representations, warranties and agreements by the Company and customary closing conditions. The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties thereto and as of specific dates and may be subject to limitations agreed upon by the contracting parties. As of March 31, 2026, all of the shares of Series AAA Preferred Stock have been converted to shares of Common Stock.

10. WARRANTS

The following table summarizes the common stock warrants outstanding as of March 31, 2026 and December 31, 2025, each exercisable into the number of shares of Common Stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	March 31,	December 31,
Issued	Price Per Share	Date	From	2026	2025
2016	$413.50	October 2026	September 2017	6	6
				6	6

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

11. STOCK‑BASED COMPENSATION

On June 22, 2023, the Company’s stockholders approved the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”), which amended and restated the Company’s 2017 Equity Incentive Plan, as amended (the “2017 Plan”), to (i) increase the number of shares of Common Stock authorized for issuance thereunder by 25,000 shares; (ii) limit the number of incentive stock options that can be granted under the plan to 154,775 shares of Common Stock; (iii) add an annual limit on non-employee director compensation, including cash and the value of equity awards, of $750,000 for incumbent directors and $1,000,000 in a director’s first year of service; and (iv) extend the term of the plan (including the duration of the evergreen) to 10 years from June 22, 2023, the date that stockholders approved the plan. In addition, the 2017 Plan provides for an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2024 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2033, equal to the lower of (i) 4% of the sum of (I) the number of outstanding shares of Common Stock on such date and (II) the number of shares of Common Stock issuable upon conversion of any outstanding shares of convertible preferred stock of the Company on such date (without giving effect to any restrictions or limitations on conversion) and (ii) an amount determined by the Company’s board of directors.

As of March 31, 2026, there were 26,675 shares of common stock available for grant under the 2017 Plan.

No options were granted during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company granted options for the purchase of 9,508 shares of Common Stock and 1,828 RSUs.

During the three months ended March 31, 2026 and 2025, employees of the Company purchased an aggregate of 0 and 46 shares of Common Stock, respectively, under the Employee Stock Purchase Plan.

As of March 31, 2026, a total of 417 RSUs were outstanding.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Research and development	$—	$740
General and administrative	(471)	1,570
Total	$(471)	$2,310

12. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(1,621)	$(8,947)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	11,873,568	126,917

Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(70.49)

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

(1)	Included in the weighted-average common shares outstanding, basic and diluted are vested but deferred shares for which all contingencies have been satisfied. Number of shares, and to per share information have been retroactively adjusted to reflect the impact of the Reverse Stock Split.

The following potential common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2026	2025
Options to purchase shares of common stock	9,794	27,068
Unvested RSUs	416	11,501
Unexercised warrants	6	80
Convertible preferred stock (as converted to common stock)	750,000	149,540
	760,216	188,189

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2026 and 2025. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company completed an analysis as of December 31, 2022 and determined that an additional ownership change occurred during December 2022 as a result of the issuance of its Series E Convertible Non-Redeemable Preferred Stock, further limiting the net operating loss carryforwards and research and development tax credits due to the expiration of those attributes. As a result, the utilization of the Company’s net operating loss carryforwards is subject to an annual limitation of $222. The Company has not completed an analysis as of December 31, 2024 but does not expect any change would further limit the net operating loss carryforwards.

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

As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three months ended March 31, 2026 and 2025.

KALA BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

14. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon our acquisition of Combangio in 2021 (the “Combangio Acquisition”). Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1,075 for the achievement of specified development and regulatory milestones, and an aggregate of up to $1,100 for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties in a low single digit percentage range on net sales of licensed products that are covered by a valid claim of a licensed patent. Amounts paid to Stanford in the three months ended March 31, 2026 and 2025 were $0 and de minimis, respectively.

Litigation— The Company is not currently subject to any material legal proceedings.

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the dosing of the first patient in the Company’s CHASE trial (the “First Dosing Milestone”) in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s Common Stock (representing an aggregate of 2,100 shares of the Company’s common stock) to the former Combangio equity holders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the merger agreement for the Combangio Acquisition, the Company could trigger potential future sales-based milestone payments of up to $65,000 and cash royalty payment obligations in the mid-to-high single digits. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of March 31, 2026 or December 31, 2025, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

15. SEGMENT

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s interim Chief Executive Officer. The Company manages its operations as one operating and reportable segment for the purposes of assessing performance and making operating decisions. The Company's current focus is the development and commercialization of a biotech AI Platform through its exclusive license. All of the Company’s tangible assets are held in the United States.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The table below provides information about the Company’s segment, including significant segment expenses, other segment items and a reconciliation to net loss:

	Three Months Ended
	March 31,
	2026	2025
Costs and expenses:
Research and development:
KPI‑012 development costs	$—	$2,807
Employee‑related costs for research and development personnel	61	2,932
Other research and development costs (1)	—	316
General and administrative	1,741	4,593
Other segment expense (income), net (2)	(181)	(1,701)
Net loss	$(1,621)	$(8,947)

(1)	Includes facility related costs and depreciation.
(2)	Includes Loss on fair value remeasurement of contingent consideration, Interest income, Interest expense, Grant income and Other income (expense), net.

16. SUBSEQUENT EVENTS

Reverse Stock Split

Subsequent to March 31, 2026, the Company effected a 1-for-50 reverse stock split of its Common Stock, pursuant to which each fifty (50) shares of Common Stock were converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who otherwise would have been entitled to receive fractional shares are entitled to receive a cash payment in lieu of such fractional shares. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Unless otherwise indicated, references to “we,” “us,” “our,” or the “Company” refer to KALA BIO, Inc. (the “Company”).

Overview

We are a biopharmaceutical company in transition, evaluating the development of a dedicated, on-premises artificial intelligence (AI) infrastructure platform for the biotechnology industry. Our current focus is leveraging our mesenchymal stem cell secretome platform (the “MSC-S platform”) to test development of a scalable AI platform-as-a-service business to deploy secure, purpose-built AI systems directly within biotechnology and pharmaceutical client environments. We have historically been engaged in the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. Our lead product candidate was KPI-012 (“KPI-012”), an MSC-S, which we acquired from Combangio on November 15, 2021. KPI-012 was in clinical development for the treatment of persistent corneal epithelial defects (“PCED”), a rare disease of impaired corneal healing. Based on the results of a Phase 1b clinical safety and efficacy trial of KPI-012 in patients with PCED, we submitted an investigational new drug application to the U.S. Food and Drug Administration (the “FDA”), which was accepted in December 2022. In February 2023, we dosed our first patient in the United States in our CHASE trial (the “CHASE trial”). By September 2025, the CHASE trial did not meet its primary endpoints, and we determined to discontinue our development of KPI-012 and the MSC-S platform. We have since expanded upon our business to evaluate strategic alternatives for our legacy MSC-S assets and capitalize on the substantial intellectual property (IP), proprietary biological datasets, and research experience generated during the clinical trials by starting development of an AI platform.

We are in the process of evaluating and transitioning from historical biologics research and development (R&D) activities to an “AI platform-as-a-service” model intended to provide dedicated, on-premises artificial intelligence infrastructure solutions to biotechnology and pharmaceutical customers. Following the discontinuation of the CHASE Phase 2b clinical trial of KPI-012 in September 2025 and the subsequent resolution of our obligations to Oxford Finance, our current operating focus is (i) the monetization or out-licensing of remaining biologics-related assets and (ii) development and commercialization planning for our licensed Researgency agentic AI platform (the “Researgency Platform”). This transition is expected to impact our operating expenses, capital requirements, and sources and uses of cash as described further below.

We have refocused our business on two complementary strategic priorities. First, we are preserving and seeking to maximize the value of our MSC-S biologics asset portfolio, including the KPI-012 and KPI-014 product candidates and related intellectual property, through potential licensing, collaboration, and other strategic arrangements with third parties, as well as through evaluation of opportunities to resume preclinical development activities subject to the availability of additional capital. Second, we are building our Researgency business through our exclusive license for Researgency Platform, which we intend to deploy as a dedicated, on-premises AI infrastructure solution for biotechnology and pharmaceutical companies. We believe this dual-track strategy preserves and creates optionality with respect to our biologics assets while simultaneously pursuing a potential business opportunity in the rapidly growing

AI platform market for the biotechnology industry.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $1.6 million and $27.0 million for the three months ended March 31, 2026 and year ended December 31, 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $696.5 million. We have historically financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our initial public offering (the “IPO”), follow-on public Common Stock offerings and sales of our Common Stock under our sales agreement with H.C. Wainwright & Co., LLC (“Wainwright”) in at-the-market offerings, private placements of Common Stock and/or preferred stock (including our most recent private placements resulting in gross proceeds of approximately $4.2 million in January 2026).

Financial Operations Overview

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

There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	Change

	(in thousands)
Costs and expenses:
General and administrative	$1,741	$4,593	$(2,852)
Research and development	61	6,055	(5,994)
Loss on fair value remeasurement of contingent consideration	—	21	(21)
Total operating expenses	1,802	10,669	(8,867)
Loss from operations	(1,802)	(10,669)	8,867
Other income (expense)
Interest income	74	463	(389)
Interest expense	—	(1,091)	1,091
Grant income	—	2,350	(2,350)
Other income (expense), net	107	—	107
Net loss	$(1,621)	$(8,947)	$7,326

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

General and administrative expenses were $1.7 million for the three months ended March 31, 2026, compared to $4.6 million for the three months ended March 31, 2025, which was a decrease of $2.9 million. The decrease in general and administrative expenses for the three months ended March 31, 2026 was due to a decrease of approximately $3.0 million in employee-related costs and stock-based compensation, primarily a result of our decision to cease development of KPI-012 and our MSC-S platform, including costs related to restructuring and wind-down activities, partially offset by $0.1 million increased legal and professional services support in connection with those activities.

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

The following table summarizes the research and development expenses incurred during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	Change

	(in thousands)
KPI-012 development costs	$—	$2,807	$(2,807)
Employee‑related costs for research and development personnel	61	2,932	(2,871)
Other research and development costs	—	316	(316)
Total research and development	$61	$6,055	$(5,994)

Research and development expenses were less than $0.1 million for the three months ended March 31, 2026, compared to $6.1 million for the three months ended March 31, 2025, a decrease of $6.0 million. The decrease was primarily driven by a decrease in KPI-012 clinical development costs following our discontinuation of our MSC-S platform and the decrease in personnel and facilities expenses after workforce reductions.

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

Loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2026 and 2025 was $0 and less than $0.1 million, respectively. The decrease was primarily due to our decision to cease development of KPI-012 and our MSC-S platform.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest income was $0.1 million and $0.5 million for the three months ended March 31, 2026 and 2025. Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs and accretion of the final payment fee recognized on our debt arrangements

We incurred interest expense of $0 and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense for the three months ended March 31, 2025 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with Loan and Security Agreement, dated as of May 4, 2021, by and among us, Combangio, Inc. and Oxford Finance LLC, as lender and collateral agent (as amended, the “Loan Agreement”). During the three months ended March 31, 2026 and 2025, $0 and $29.3 million, respectively, of indebtedness was outstanding under our Loan Agreement.

Grant income

Grant income for the three months ended March 31, 2026 and 2025 was $0 and $2.4 million, respectively, related to an award agreement with the California Institute for Regenerative Medicine for a $15,000 grant (as amended from time to time, the “CIRM Award”). On September 29, 2025, we announced that the CHASE trial of KPI-012 for the treatment of PCED did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any meaningful difference between either KPI-012 treatment arm and the placebo arm. Based on the CHASE trial results, we determined to cease development of KPI-012 and our MSC-S platform, and as such, we do not expect to receive grant income relating to the CIRM Award in the near future.

Other income (expense), net

Other income, net for the three months ended March 31, 2026 was $0.1 million as compared to $0 for the three months ended March 31, 2025. The increase was primarily related to gains associated with settlements.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We only generated limited revenues from product sales of EYSUVIS and INVELTYS prior to the sale of our Commercial Business to Alcon in July 2022. We have financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon in July 2022, our IPO, follow-on public common stock offerings and sales of our common stock under our at-the-market equity offerings, private placements of common stock and/or preferred stock, borrowings under credit facilities and Loan Agreement, and warrants.

Based on our current operating plan, including anticipated expenses related to our Researgency initiative and routine corporate costs, we believe our existing cash and cash equivalents will fund operations into the second quarter of 2027. We are evaluating additional financing alternatives, including potential sales under our ATM program (as defined below) and private placements, and pursuing asset monetization opportunities. If these actions are not successful or timely, we will need to further reduce or defer planned expenditures, which could materially affect our strategy. Our ability to raise additional capital may be constrained by market conditions, our The Nasdaq Capital Market (“Nasdaq”) continued listing compliance efforts, and investor perceptions regarding our liquidity position and historical operating losses. Our efforts to regain compliance with Nasdaq’s market value of listed securities and minimum bid price requirements as discussed below, and any actions we may take to address compliance, including the reverse stock split effected on May 8, 2026, subsequent to March 31, 2026 (the “Reverse Stock Split”), could affect our access to and cost of capital. In addition, the timing and availability of sales under our ATM program depend on market conditions and trading windows. If we are unable to raise additional capital as contemplated, we may need to implement additional cost reductions or delay elements of our Researgency platform strategy.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we were provided a period of 180 calendar days, or until May 11, 2026 (the “MVLS Compliance Date”), to regain compliance with the Minimum MVLS Requirement.

On April 17, 2026, we received a letter from the Staff that the market value of our listed securities closed at $35 million or more for a minimum of 10 consecutive business days. Accordingly, we have regained compliance with the Minimum MVLS Requirement and this matter is now closed.

In addition, on January 20, 2026, we received a letter from the Staff indicating that, based upon the closing bid price of the Company’s Common Stock for the 30 consecutive business days between December 3, 2025, to January 16, 2026, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until July 20, 2026 (the “Minimum Bid Price Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On May 8, 2026, we effected the Reverse Stock Split to seek to regain compliance with the Minimum Bid Price Rule.

ATM Facility

On January 8, 2026, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright providing for the sale and issuance of our Common Stock from time to time, through or to Wainwright as the Company’s sales agent or principal in an “at the market offering” program and as set forth in the ATM Agreement (the “ATM program”).

We filed a prospectus supplement, dated January 8, 2026, including an accompanying base prospectus, dated May 11, 2023, contained therein (the “ATM Prospectus Supplement”), which together form a part of the Company’s shelf registration statement on Form S-3, as amended (File No. 333-270263), initially filed with the SEC on March 3, 2023 and declared effective by the SEC on May 11, 2023 in connection with the offer and sale of shares of Common Stock pursuant to the ATM Agreement. The aggregate market value of the shares of Common Stock eligible for sale under the prospectus supplement is currently $15.0 million.

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

Private Placements

On November 25, 2025, the Company entered into a Securities Purchase Agreement (the “November 2025 Purchase Agreement”), with a certain investor (the “Series AA Investor”), pursuant to which the Company agreed to issue and sell, in a private placement, shares of the Company’s Series AA Convertible Non-Redeemable Preferred Stock (“Series AA Preferred Stock”) and the Series AAA Convertible Non-Redeemable Preferred Stock (“Series AAA Preferred Stock”) of the Company in two closings for aggregate gross proceeds of up to $6.0 million.

On December 11, 2025, the Series AA Investor transferred his rights and obligations under the November 2025 Purchase Agreement solely with respect to the shares of Series AAA Preferred Stock and the director nomination rights to AK Holdings Group Inc., a Panamanian company (“AK Holdings”). On January 29, 2026, pursuant to the terms of a certain Rights Purchase Agreement, by and among AK Holdings and the Series AAA Investors, AK Holdings sold its rights to purchase the Series AAA Preferred Stock (but not its director nomination rights under the November 2025 Purchase Agreement) to the Series AAA Investors.

On January 30, 2026, we entered into a Securities Purchase Agreement (the “January 2026 Purchase Agreement”), pursuant to which we issued and sold to the Series AAA Investors in a private placement (the “January 2026 Private Placement”), an aggregate of 2,100,000 shares of Series AAA Preferred Stock at a price per share equal to $2.00, for aggregate gross proceeds of $4.2 million. The closing of the January 2026 Private Placement occurred on January 30, 2026. Each share of Series AAA Preferred Stock was convertible into 8.4 shares of Common Stock for an aggregate total of 17,640,000 shares of Common Stock issuable upon conversion of the Series AAA Preferred Stock. As of March 31, 2026, all of the shares of Series AAA Preferred Stock have been converted into shares of Common Stock and there are no Series AAA Preferred Shares outstanding.

Loan and Security Agreement

On February 9, 2026, we made a loan (the “Loan”) in the principal amount of $7.0 million evidenced by a secured promissory note (the “Note”) to Minglemint Solutions LLC (“Borrower”) in connection with our determination that a portion of our cash on hand was in excess of our near-term working capital requirements and operational needs. In order to optimize the return on such excess cash, rather than holding the full balance in a bank deposit account, which offered a materially lower yield, we elected to deploy that portion into the Loan, which bears interest at a rate of 8.0% per annum and is due and payable on February 9, 2027.

The Note includes customary event of default provisions, including, but not limited to, for a breach of any representations and warranties or covenants, any bankruptcy or insolvency proceedings of the Borrower, and the failure of the Borrower to pay, upon 15 days’ written notice of default, any principal amount of the Loan or interest due. The Note provides for a default interest rate of 13.0%.

On May 11, 2026, the Company and the Borrower entered into a Note Amending Agreement (the “Loan Amendment”) which added a provision that the Company has the right at any time and from time to time, on no less than 45 days’ notice to demand repayment of all or any portion of the outstanding principal amount of the Loan, including all accrued and unpaid interest thereon and any other amounts owing under the Note by delivering written notice to the Borrower (a “Call Notice”). The Borrower agrees to repay the amount in the Call Notice, and any amount not timely repaid will accrue interest at the default interest rate of 13.0%.Additionally, the Note is secured by a continuing first priority lien and security interest in all fixtures and personal property of the Borrower (the “Collateral”), pursuant to the security agreement with the Borrower dated February 9, 2026 (the “Security Agreement”). The Collateral includes, but is not limited to, all accounts, goods, documents, instruments, securities and investment properties, money, accounts and rights to payment of the Borrower, and any proceeds, records and obligations relating to the foregoing, as more fully detailed in the Security Agreement.

Platform Development and Exclusive License Agreement

On March 3, 2026, we entered into a Platform Development and Exclusive License Agreement (the “Younet License Agreement”) pursuant to which we obtained a worldwide exclusive license of Younet’s Researgency Platform, together with associated trademarks and intellectual property. The term of the Younet License Agreement is for 12 months following the Effective Date (the “Initial Term”), with the option to renew the agreement for successive 12 months terms (each, a “Renewal Term”), in each case by providing notice to Younet pursuant to the terms of the Agreement (the “Extension Notice”). Pursuant to the Agreement, Younet agreed to provide us certain deliverables and services related to the Researgency Platform, with certain additional deliverables to be provided by Younet in the event of a Renewal Term, in each case with all operating costs relating to the Researgency Platform to be paid by us.

In consideration of the services to be performed by Younet under the Agreement, we agreed to pay to Younet for the Initial Term a cash fee of up to $530,000 consisting of (i) $80,000 in cash, which was paid by the Company on the Effective Date, and (ii) in the event the Company delivers to Younet a written notice electing to engage Younet for the continued development of Researgency, $450,000 in cash, payable in 9 monthly installments of $50,000, pursuant to the terms of the Agreement. Such notice may be provided at any time on or after the first business day of the third month following the Effective Date and such continued development may be terminated upon 30 days notice by us. In addition, we issued to Younet 100,000 shares of our Common Stock. In addition, each time the Agreement is extended for a Renewal Term, the Company shall (i) pay to Younet $250,000 in cash and (ii) issue to Younet 100,000 shares of Common Stock within 10 business days of the Extension Notice. Any shares of Common Stock issuable to Younet pursuant to the Agreement shall herein be referred to as the “Younet Shares.” Except for certain block trades, during the Term (as defined in the Agreement) and for the twelve months thereafter, Younet shall not sell any Younet Shares on any Trading Day (as defined in the Agreement) in an amount that exceeds 3% of the Daily Trading Volume (as defined in the Agreement) for such Trading Day.

In addition, Younet has granted us an irrevocable option, exercisable at any time during the Initial Term or any Renewal Terms, to acquire all of the issued and outstanding equity interests of Younet, or, at our election, substantially all of the assets of Younet, for a total purchase price of $55.0 million, subject to the terms of the Agreement.

If we do not deliver an Extension Notice prior to the expiration of the Initial Term or any Renewal Term, the Agreement shall expire automatically at the end of the applicable term. In addition, the Agreement may be terminated by either party (i) for uncured material breach or (ii) due to the insolvency of the other party. Upon termination or expiration, (a) the Exclusive License will terminated, (b) all licenses granted to Younet with respect to KALA Data (as defined in the Agreement) will immediately terminate, (c) all licenses granted to us with respect to Younet Background IP (as defined in the Agreement) will survive in accordance with their terms, and (d) all Work Product (as defined in the Agreement) completed as of the date of termination shall be delivered to and owned by the Company.

Other Contractual Obligations

Our other material cash requirements from known contractual and other obligations as of March 31, 2026 primarily related to our license agreement with Stanford University and our operating lease. For information related to our future commitments relating to our license agreement, see Note 14, “Commitments and Contingencies”, of our condensed consolidated financial statements.

Cash Flows

As of March 31, 2026 and 2025, we had $1.8 million and $7.6 million in cash and cash equivalents, respectively.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2026	2025	Change

	(in thousands)
Net cash used in operating activities	$(2,868)	$(8,824)	$5,956
Net cash used in investing activities	(7,000)	—	(7,000)
Net cash provided by (used in) financing activities	4,102	(135)	4,237
Net decrease in cash and cash equivalents	$(5,766)	$(8,959)	$3,193

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $2.9 million, compared to $8.8 million for the three months ended March 31, 2025, a decrease of $6.0 million, primarily due to a decrease in net loss adjusted for non-cash charges of $1.4 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was related to the short-term investment loan. There was no cash used in or provided by investing activities for the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $4.1 million, primarily due to the net proceeds from the sale of 2,100,000 shares of the Series AAA Preferred Stock at $2.00 per share.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As described in our Annual Report on Form 10-K for the year ended December 31, 2025, we previously identified a material weakness in our internal control over financial reporting that insufficient personnel following the Company’s restructuring has resulted in key controls over the financial reporting process not being fully implemented or operating effectively to support financial reporting in accordance with U.S. GAAP and SEC reporting requirements. This material weakness remained un-remediated as of March 31, 2026. We have initiated remediation activities and will continue to evaluate and enhance our controls.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for steps initiated to remediate the material weakness referenced above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Use of Proceeds from our Public Offering of Common Stock

None.

Repurchase of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into Note Amendment

As previously reported, on February 9, 2026, the Company made the Loan in the principal amount of $7.0 million evidenced by the Note to Minglemint in connection with the Company’s determination that a portion of its cash on hand was in excess of its near-term working capital requirements and operational needs. The Loan bears interest at a rate of 8.0% per annum. The Note includes customary event of default provisions, including, but not limited to, for a breach of any representations and warranties or covenants, any bankruptcy or insolvency proceedings of the Borrower, and the failure of the Borrower to pay, upon 15 days’ written notice of default, any principal amount of the Loan or interest due. The Note provides for a default interest rate of 13.0%. As described in the Note, upon the occurrence of certain events of default, the Company may, among other remedies, declare the outstanding balance of the Note including all accrued interest thereon immediately due and payable.

On May 11, 2026, the Company and the Borrower entered into the Loan Amendment which added a provision that the Company has the right at any time and from time to time, on no less than 45 days’ notice, to demand repayment of all or any portion of the outstanding principal amount of the Loan, including all accrued and unpaid interest thereon and any other amounts owing under the Note by delivering a Call Notice. The Borrower agrees to repay the amount in the Call Notice, and any amount not timely repaid will accrue interest at the default interest rate of 13.0%.

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits

Exhibit Index

EXHIBIT 3.1

Certificate of Amendment to Restated Certificate of Incorporation, as amended, of KALA BIO, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

EXHIBIT 3.2

Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of KALA BIO, Inc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2026)

EXHIBIT 3.3

Certificate of Designations, Preferences and Rights of Series AAA Convertible Non-Redeemable Preferred Stock of KALA BIO, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

EXHIBIT 10.1

At the Market Offering Agreement, dated as of January 8, 2026, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2026)

EXHIBIT 10.2

Form of Securities Purchase Agreement, dated as of January 30, 2026, by and among the Company and each of the Series AAA Investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026)

EXHIBIT 10.3

Platform Development and Exclusive License Agreement, dated March 3, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2026)

EXHIBIT 10.4

Secured Promissory Note, dated as of February 9, 2026, by and between the Company and Minglemint Solutions LLC (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026)

EXHIBIT 10.5

Security Agreement, dated February 9, 2026, by and between the Company and Minglemint Solutions LLC (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026)

EXHIBIT 10.6+		Note Amending Agreement, dated as of May 11, 2026, by and between the Company and Minglemint Solutions LLC

EXHIBIT 31.1+	-	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2+	-	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Avi Minkowitz Chief Executive Officer.

EXHIBIT 32.2++	-	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Avi Minkowitz, Chief Financial Officer of the Company.

EXHIBIT 101.INS	-	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

EXHIBIT 101.SCH	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+ Filed herewith

++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALA BIO, Inc.

Dated: May 15, 2026	By:	/s/ Avi Minkowitz
Avi Minkowitz
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Avi Minkowitz
Avi Minkowitz
Chief Financial Officer (Principal Financial Officer)