Form 10-Q
period 2026-06-30
KALA BIO, Inc.
filed 2026-08-19
CIK 1479419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 19,339,786 shares of Common Stock, $0.001 par value per share, outstanding as of August 14, 2026.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$229	$7,557
Short-term investments	7,000	—
Prepaid expenses and other current assets	3,353	1,933
Total current assets	10,582	9,490
Total assets	$10,582	$9,490
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,142	$986
Accrued expenses and other current liabilities	396	1,508
Total current liabilities	1,538	2,494
Total liabilities	1,538	2,494
Commitments and Contingencies (Note 15)
Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2026; 0 and 9,278 shares of Series E Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, 0 and 2,928 shares of Series F Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, 0 and 10,901 shares of Series G Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, 0 and 2,299 shares of Series H Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, 0 and 900,000 shares of Series AA Convertible Non-Redeemable Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively

	—	1
Common stock, $0.001 par value; 1,500,000,000 and 120,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 19,339,786 and 556,995 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively *	20	1
Additional paid-in capital	707,126	701,894
Accumulated deficit	(698,102)	(694,900)
Total stockholders' equity	9,044	6,996
Total liabilities and stockholders' equity	$10,582	$9,490

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

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Costs and expenses:
General and administrative	$1,662	$4,643	$3,403	$9,236
Research and development	59	6,232	120	12,287
Loss on fair value remeasurement of contingent consideration	—	153	—	174
Total costs and expenses	1,721	11,028	3,523	21,697
Loss from operations	(1,721)	(11,028)	(3,523)	(21,697)
Other income (expense):
Interest income	140	407	214	870
Interest expense	—	(1,081)	—	(2,172)
Grant income	—	547	—	2,897
Other income (expense), net	—	—	107	—
Total other income (expense)	140	(127)	321	1,595
Net loss and comprehensive loss	$(1,581)	$(11,155)	$(3,202)	$(20,102)
Net loss per share attributable to common stockholders—basic and diluted *	$(21.32)	$(85.64)	$(0.21)	$(156.32)
Weighted average shares outstanding—basic and diluted *	74,159	130,262	15,287,538	128,599

* Number of shares, and to per share information have been retroactively adjusted to reflect the impact of the Reverse Stock Split.

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2026
	Series E		Series F		Series G		Series H		Series AAA		Series AA
	Convertible		Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	681,818	$1	18,589,832	$19	$707,262	$(696,521)	$10,761
Conversion of Preferred Stock	—	—	—	—	—	—	—	—	—	—	(681,818)	(1)	749,999	1	—	—	—
Retired shares	—	—	—	—	—	—	—	—	—	—	—	—	(45)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,581)	(1,581)
Balance as of June 30, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	19,339,786	$20	$707,126	$(698,102)	$9,044

	Three Months Ended June 30, 2025
	Stockholders' Equity (Deficit)
	Series E		Series F		Series G		Series H		Series H
	Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	51,246	$—	2,928	$—	10,901	$—	6,409	$—	3,286	$—	129,048	$—	$682,575	$(676,867)	$5,708
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	4,534	1	—	—	1
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,240	—	2,240
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,155)	(11,155)
Balance as of June 30, 2025	51,246	$—	2,928	$—	10,901	$—	6,409	$—	3,286	$—	133,582	$1	$684,815	$(688,022)	$(3,206)

	Six Months Ended June 30, 2026
	Series E		Series F		Series G		Series H		Series AAA		Series AA
	Convertible		Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	9,278	$—	2,928	$—	10,901	$—	2,299	$—	—	$—	900,000	$1	556,995	$1	$701,894	(694,900)	$6,996
Issuance of common stock to satisfy service contract	—	—	—	—	—	—	—	—	—	—	—	—	100,000	—	1,755	—	1,755
Issuance of Series AAA Preferred Stock	—	—	—	—	—	—	—	—	2,100,000	2	—	—	—	—	4,100	—	4,102
Conversion of Series AAA Preferred Stock	—	—	—	—	—	—	—	—	(2,100,000)	(2)	—	—	17,640,000	18	(16)	—	—
Conversion of Preferred Stock	(9,278)	—	(2,928)	—	(10,901)	—	(2,299)	—	—	—	(900,000)	(1)	1,040,811	1	—	—	—
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	2,025	—	—	—	—
Retired shares	—	—	—	—	—	—	—	—	—	—	—	—	(45)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(607)	—	(607)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,202)	(3,202)
Balance as of June 30, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	19,339,786	$20	$707,126	$(698,102)	$9,044

	Six Months Ended June 30, 2025
	Series E		Series F		G		Series H		Series I
	Convertible		Convertible		Convertible		Convertible		Convertible
	Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	51,246	$—	2,928	$—	10,901	$—	9,393	$—	3,286	$—	121,824	$—	$680,252	$(667,920)	$12,332
Issuance of common stock for vested restricted stock units	—	—	—	—	—	—	—	—	—	—	5,745	1	—	—	1
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	46	—	13	—	13
Conversion of Series H Preferred Stock	—	—	—	—	—	—	(2,984)	—	—	—	5,968	—		—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	4,550	—	4,550
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,102)	(20,102)
Balance as of June 30, 2025	51,246	$—	2,928	$—	10,901	$—	6,409	$—	3,286	$—	133,582	$1	$684,815	$(688,022)	$(3,206)

See accompanying notes to these unaudited condensed consolidated financial statements.

KALA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,202)	$(20,102)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	—	135
Non-cash operating lease cost	—	184
Loss on fair value remeasurement of contingent consideration	—	174
Amortization of debt discount and other non-cash interest	—	359
Stock-based compensation	(607)	4,550
Issuance of Common Stock for service contract	1,755	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,420)	(105)
Other long-term assets	—	(7)
Accounts payable	156	30
Accrued expenses and other current liabilities	(1,112)	(1,596)
Lease liabilities and other long-term liabilities	—	(180)
Net cash used in operating activities	(4,430)	(16,558)
Cash flows from investing activities:
Payment for short-term investment	(7,000)	(16)
Net cash used in investing activities	(7,000)	(16)
Cash flows from financing activities:
Payment of issuance costs from issuance of common stock and Series I preferred stock	—	(120)
Proceeds from issuance of Series AAA preferred stock, net of issuance cost	4,102	—
Payment of principal and payment fee on debt	—	(2,500)
Payment of principal on finance lease	—	(58)
Proceeds from issuance of common stock under employee stock purchase plan	—	13
Net cash provided by (used in) financing activities	4,102	(2,665)
Net (decrease) increase in cash and cash equivalents:	(7,328)	(19,239)
Cash and cash equivalents at beginning of period	7,557	51,181
Cash and cash equivalents at end of period	$229	$31,942

Non-cash investing and financing activities:
Issuance of common stock to satisfy service contract in additional paid-in capital	$1,755	$—

Supplemental disclosure:
Cash paid for interest	$—	$1,853

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

Recent Equity Financings

On January 8, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) providing for the sale and issuance by the Company of shares of its common stock, par value $0.001 per share (“Common Stock”) from time to time, through or to Wainwright as the Company’s sales agent or principal in an “at the market offering” program and as set forth in the ATM Agreement (the “ATM Program”).

On January 30, 2026, pursuant to the terms of a Securities Purchase Agreement (the “January 2026 Purchase

Agreement”), we issued and sold to certain investors (the “Series AAA Investors”) in a closing (the “Series AAA Closing”) of a private placement (the “Series AAA Private Placement”), an aggregate of 2,100,000 shares of the Company’s Series AAA Convertible Non-Redeemable Preferred Stock (“Series AAA Preferred Stock”) at a price per share of Series AAA Preferred Stock equal to $2.00, for aggregate gross proceeds of $4,200. The Series AAA Closing occurred on January 30, 2026. The terms of the Series AAA Preferred Stock are substantially similar to the terms of the Series AA Preferred Stock. Each share of Series AAA Preferred Stock was convertible into 8.4 shares of common stock for an aggregate total of 17,640,000 shares of Common Stock issuable upon conversion of the Series AAA Preferred Stock. As of June 30, 2026, all of the shares of Series AAA Preferred Stock have been converted into shares of Common Stock.

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

The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested RSUs and PSUs and convertible preferred stock using the if-converted method. Common stock equivalent shares are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2026 and 2025. (See Note 13, “Loss Per Share”).

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

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended June 30, 2026.

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

The Company’s financial instruments as of June 30, 2026 and December 31, 2025 consisted primarily of cash equivalents and contingent consideration. Cash equivalents and contingent consideration are reported at their respective fair values on the Company’s condensed consolidated balance sheets.

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

 In consideration of the services to be performed by Younet under the Younet Agreement, the Company has agreed to pay to Younet for the Initial Term a cash fee of up to $530 consisting of (i) $80 in cash, which was paid by the Company on the Effective Date, and (ii) in the event the Company delivers to Younet a written notice electing to engage Younet for the continued development of Researgency, $450 in cash, payable in 9 monthly installments of $50, pursuant to the terms of the Agreement. Such notice may be provided at any time on or after the first business day of the third month following the Effective Date and such continued development may be terminated upon 30 days notice by the Company. In addition, the Company issued Younet 100,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). In addition, each time the Younet Agreement is extended for a Renewal Term, the Company shall (i) pay to Younet $250 in cash and (ii) issue to Younet 100,000 shares of Common Stock within 10 business days of the Extension Notice. Except for certain block trades, during the Initial Term and for the twelve months thereafter, Younet shall not sell any Younet Shares on any trading day (as defined in the Younet Agreement) in an amount that exceeds 3% of the Daily Trading Volume (as defined in the Younet Agreement) for such Trading Day.

In addition, Younet has granted to the Company an irrevocable option, exercisable at any time during the Initial Term or any Renewal Terms, to acquire all of the issued and outstanding equity interests of Younet, or, at the Company’s election, substantially all of the assets of Younet, for a total purchase price of $55,000, subject to the terms of the Younet Agreement. As of the date of this report, the Company paid Younet approximately $200 in cash and issued the initial shares of Common Stock contemplated by the Younet License Agreement.

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

On July 21, 2026, the Borrower repaid $44 for accrued interest. On August 14, 2026, the Company delivered a Call Notice to the Borrower demanding repayment of approximately $1,000 of the outstanding principal amount, together with accrued and unpaid interest thereon, which the Borrower is required to repay within 45 days of the Call Notice.

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

During the three and six months ended June 30, 2026, the Company did not recognize any grant income. During the three and six months ended June 30, 2025, the Company recognized $547 and $2,897 of grant income, respectively, related to the CIRM Award on its condensed consolidated statement of operations. As of June 30, 2026 and December 31, 2025, the Company had deferred grant income of $0 on its condensed consolidated balance sheet.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consists of the following:

	June 30,	December 31,
	2026	2025
Insurance	$1,078	$1,570
Prepaid License Agreement - Younet (1)	1,755	—
Interest Receivables (2)	214	—
Other	306	363
Prepaid expenses and other current assets	$3,353	$1,933

(1)	The Company issued to Younet 100,000 shares of the Company’s Common Stock. Amount represents 100,000 common shares at $17.55 per share, adjusted based on the recent reverse stock split. See “Note 4. License Agreement”.
(2)	Interest receivables related to the loan to Minglemint. See “Note 5. Short-term Investment” for more information.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Professional services	$—	$800
Development costs	183	269
Accrued revenue reserves (1)	155	155
Compensation and benefits	17	180
Other	41	104
Accrued expenses and other current liabilities	$396	$1,508

(1)	These amounts represent estimated provisions for product returns, rebates and discounts, prior to the sale of the rights to manufacture, sell, distribute, market and commercialize EYSUVIS and INVELTYS and to develop, manufacture, market and otherwise exploit AMPPLIFY Drug Delivery Technology (the “Commercial Business”) to Alcon.. Estimated provisions were deducted from gross revenues at the time revenues were recognized and are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. These provisions reflected the Company’s best estimates of the amount of consideration to which it was entitled based on the terms of the contract.

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

On January 30, 2026, the Company entered into the “Series AAA Purchase Agreement with each of the Series AAA Investors pursuant to which the Company agreed to issue and sell to the Series AAA Investors in the Series AAA Private Placement, an aggregate of 2,100,000 shares of Series AAA Preferred Stock at a price per share of Series AAA Preferred Stock equal to $2.00, for aggregate gross proceeds of $4,200. The Series AAA Closing occurred on January 30, 2026, following (A) the approval at our 2025 annual meeting of stockholders (the “2025 Annual Meeting”) of the proposals to (i) the issue shares of our Common Stock upon conversion of our Series AA Convertible Preferred Stock and Series AAA Convertible Preferred Stock in accordance with Nasdaq Listing Rules 5635(b) and 5635(d) and (ii) amend our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock to 1,500,000,000, (B) the filing with the Secretary of State of the State of Delaware of the (i) Certificate of Amendment and (ii) Certificate of Designations, Preferences and Rights of Series AAA Convertible Non-Redeemable Preferred Stock (the “Series AAA Certificate of Designations”), and (C) the satisfaction of other customary closing conditions. The terms of the Series AAA Preferred Stock are substantially similar to the terms of the Series AA Preferred Stock. Each share of Series AAA Preferred Stock was convertible into 8.4 shares of Common Stock for an aggregate total of 17,640,000 shares of Common Stock issuable upon conversion of the Series AAA Preferred Stock. The Series AAA Purchase Agreement contains customary representations, warranties and agreements by the Company and customary closing conditions. The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties thereto and as of specific dates and may be subject to limitations agreed upon by the contracting parties. As of June 30, 2026, all of the shares of Series AA and AAA Preferred Stock have been converted to shares of Common Stock.

10. WARRANTS

The following table summarizes the common stock warrants outstanding as of June 30, 2026 and December 31, 2025, each exercisable into the number of shares of common stock set forth below as of the specified dates:

				Shares Exercisable at
	Exercise	Expiration	Exercisable	June 30,	December 31,
Issued	Price Per Share	Date	From	2026	2025
2016	$413.50	October 2026	September 2017	6	6
				6	6

11. REGISTERED OFFERINGS

January 2026 ATM

On January 8, 2026, the Company entered into an ATM Agreement. See Note 1 – “Nature of Business and Basis of Presentation” for additional information.

December 2025 Registered Direct Offering

On December 4, 2025, the Company entered into a securities purchase agreement (the “December 2025 Purchase Agreement”) with a certain institutional investor (the “RD Investor”), pursuant to which the Company agreed to issue and sell in a registered direct offering (the “RD Offering”) (i) 900,000 shares of the Company’s Common Stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 9,100,000 shares of Common Stock (the “Pre-Funded Warrant Shares”), at a purchase price of $1.00 per Pre-Funded Warrant Share (less $0.0001 per Pre-Funded Warrant). The gross proceeds to the Company from the RD Offering was approximately $10.0 million before deducting placement agent fees and other offering expenses payable by the Company.

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

May 2026 Shelf Registration Statement

On May 7, 2026, the Company filed a registration statement on Form S-3 (File No. 333-295667) with the SEC to register the offer and sale from time to time of up to $350,000,000 shares of common stock, preferred stock, debt securities, subscription rights, and warrants and/or units (the “Shelf Registration Statement”). The Shelf Registration Statement was amended on June 12, 2026, and declared effected by the SEC on June 25, 2026.

12. STOCK‑BASED COMPENSATION

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

As of June 30, 2026, there were 35,687 shares of common stock available for grant under the 2017 Plan.

No options or RSU’s were granted during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company granted options for the purchase of 509,525 shares of common stock and 106,725 RSUs.

During the six months ended June 30, 2026 and 2025, employees of the Company purchased an aggregate of 0 and 2,302 shares under the Employee Stock Purchase Plan.

As of June 30, 2026, no RSUs were outstanding.

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$—	$714	$—	$1,454
General and administrative	(136)	1,526	(607)	3,096
Total	$(136)	$2,240	$(607)	$4,550

13. LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(1,581)	$(11,155)	$(3,202)	$(20,102)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	74,159	130,262	15,287,538	128,599

Net loss per share attributable to common stockholders, basic and diluted	$(21.32)	$(85.64)	$(0.21)	$(156.32)
(1)	Included in the weighted-average common shares outstanding, basic and diluted are vested but deferred shares for which all contingencies have been satisfied. Number of shares, and to per share information have been retroactively adjusted to reflect the impact of the Reverse Stock Split.

The following potential common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Options to purchase shares of common stock	1,398	27,716	5,596	27,392
Unvested RSUs	—	6,787	208	9,144
Unexercised warrants	6	80	6	80
Convertible preferred stock (as converted to common stock)	—	149,540	375,000	149,540
	1,404	184,123	380,810	186,156

14. INCOME TAXES

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2026 and 2025. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

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

As of June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the three and six months ended June 30, 2026 and 2025.

15. COMMITMENTS AND CONTINGENCIES

Stanford License Agreement— In October 2019, Combangio entered into a license agreement with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), which was amended in February 2020 and subsequently transferred to the Company by operation of law upon our acquisition of Combangio in 2021 (the “Combangio Acquisition”). Pursuant to the license agreement with Stanford (the “Stanford Agreement”), the Company has a worldwide, exclusive, sublicensable license under certain patent rights (“licensed patents”), directed to methods to promote eye wound healing, to make, have made, use, import, offer to sell and sell products (“licensed products”) that are covered by the licensed patents for use in all fields. Under the Stanford Agreement, the Company is required to pay Stanford annual license maintenance fees in the low-to-mid five figures which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $1,075 for the achievement of specified development and regulatory milestones, and an aggregate of up to $1,100 for the achievement of specified sales milestones. Stanford is also entitled to receive tiered royalties in a low single digit percentage range on net sales of licensed products that are covered by a valid claim of a licensed patent. Amounts paid to Stanford in both the three and six months ended June 30, 2026 were $0. Amounts paid to Stanford in both the three and six months ended June 30, 2025 were de minimis.

Litigation— The Company is not currently subject to any material legal proceedings.

Contingencies related to the Merger Agreement— In connection with the Combangio Acquisition, the Company agreed to make additional payments based on the achievement of certain milestone events related to KPI-012. The Company recognized certain contingent consideration liabilities at fair value on the acquisition date, and revalues the remaining obligations each reporting period. The total potential maximum payout for the milestone payments, which have been recorded as liabilities at fair value, is $40,000 and the milestone payments are contingent upon the achievement of specified development, regulatory and commercialization milestones. Following the achievement of the dosing of the first patient in the Company’s CHASE trial (the “First Dosing Milestone”) in February 2023, the Company paid an aggregate of $2,500 in cash and $2,354 in shares of the Company’s Common Stock (representing an aggregate of 2,100 shares of the Company’s common stock) to the former Combangio equity holders in March 2023. The Company paid the remaining amount due in connection with the First Dosing Milestone of $146 in cash in January 2024. Additionally, pursuant to the merger agreement for the Combangio Acquisition, the Company could trigger potential future sales-based milestone payments of up to $65,000 and cash royalty payment obligations in the mid-to-high single digits. Because the achievement of these sales-based milestones related to KPI-012 was not considered probable as of June 30, 2026 or December 31, 2025, such contingencies have not been recorded in the Company’s condensed consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

16. SEGMENT

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

The table below provides information about the Company’s segment, including significant segment expenses, other segment items and a reconciliation to net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Costs and expenses:
Research and development:
KPI‑012 development costs	$—	$2,510	$—	$5,317
Employee‑related costs for research and development personnel	—	3,453	61	6,385
Other research and development costs (1)	59	269	59	585
General and administrative	1,662	4,643	3,403	9,236
Other segment expense (income), net (2)	(140)	280	(321)	(1,421)
Net loss	$(1,581)	$(11,155)	$(3,202)	$(20,102)

(1)	Includes facility related costs and depreciation.
(2)	Includes loss (gain) on fair value remeasurement of contingent consideration, Interest income, Interest expense, Grant income and other expense, net.

17. SUBSEQUENT EVENTS

On July 22, 2026, subsequent to the quarter ended June 30, 2026, the Company filed a prospectus supplement to its Shelf Registration Statement, pursuant to which the Company may offer and sell up to $250,000,000 of shares of its common stock from time to time pursuant to the ATM Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on April 15, 2026. This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

Overview

We are a biopharmaceutical company in transition, evaluating the development of a dedicated, on-premises artificial intelligence (AI) infrastructure platform for the biotechnology industry. Our current focus is leveraging our mesenchymal stem cell secretome (“MSC-S”) platform to test the development of a scalable AI platform-as-a-service business to deploy secure, purpose-built AI systems directly within biotech and pharmaceutical client environments. We have historically been engaged in the research, development and commercialization of innovative therapies for rare and severe diseases of the front and back of the eye. Our lead product candidate was KPI-012, MSC-S, which we acquired from Combangio, Inc. (“Combangio”) on November 15, 2021. KPI-012 was in clinical development for the treatment of persistent corneal epithelial defects (“PCED”), a rare disease of impaired corneal healing. Based on the results of a Phase 1b clinical safety and efficacy trial of KPI-012 in patients with PCED, we submitted an investigational new drug application to the U.S. Food and Drug Administration (“FDA”), which was accepted in December 2022. In February 2023, we dosed our first patient in the United States in our CHASE (Corneal Healing After SEcretome therapy) Phase 2b clinical trial of KPI-012 for PCED (the “CHASE trial”). By September 2025, the CHASE trial had not met its primary endpoints, and was decided to discontinue development of KPI-012 and the MSC-S platform. We have since expanded upon our business to evaluate strategic alternatives for our legacy MSC-S assets and capitalize on the substantial intellectual property (IP), proprietary biological datasets, and research experience generated during the clinical trials by starting development of an AI platform.

We are in the process of transitioning from historical biologics research and development (R&D) activities to an “AI platform-as-a-service” model that provides dedicated, on-premises artificial intelligence infrastructure solutions to biotechnology and pharmaceutical customers. Following the discontinuation of the CHASE Phase 2b clinical trial of KPI-012 in September 2025 and the subsequent resolution of our obligations to Oxford Finance, our current operating focus is (i) the monetization or out-licensing of remaining biologics-related assets and (ii) development and commercialization planning for our licensed Researgency agentic AI platform (the “Researgency Platform”). This transition is expected to impact our operating expenses, capital requirements, and sources and uses of cash as described further below.

We have refocused our business on two complementary strategic priorities. First, we are preserving and seeking to maximize the value of our MSC-S biologics asset portfolio, including the KPI-012 and KPI-014 product candidates and related intellectual property, through potential licensing, collaboration, and other strategic arrangements with third parties, as well as through evaluation of opportunities to resume preclinical development activities subject to the availability of additional capital. Second, we are building our Researgency business through our exclusive license for the Researgency Platform, which we intend to deploy as a dedicated, on-premises AI infrastructure solution for biotechnology and pharmaceutical companies. We believe this dual-track strategy preserves and creates optionality around our biologics assets while simultaneously pursuing a potential business opportunity in the rapidly growing AI platform market for the biotechnology industry.

Since inception, we have incurred significant losses from operations and negative cash flows from operations. Our net losses were $3.2 million and $27.0 million for the six months ended June 30, 2026 and year ended December 31, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $698.1 million. We have historically financed our operations primarily through proceeds from the sale of our Commercial Business to Alcon, our initial public offering (the “IPO”), follow-on public Common Stock offerings and sales of our Common Stock under our sales agreement with H.C. Wainwright & Co., LLC (“Wainwright”) in at-the-market offerings, private placements of Common Stock and/or preferred stock (including our most recent private placements resulting in gross proceeds of approximately $4.2 million in January 2026).

Business and Operations Update

Notwithstanding our streamlined cost structure, we have continued to actively operate and develop our business during the period and through the date of this Quarterly Report.

We have devoted significant time and resources, together with our intellectual property counsel, to maintaining and protecting our intellectual property portfolio. During the period, we strategically renewed, or continued the prosecution and maintenance of, our patent estate across much of the territory in which it is protected, keeping the portfolio in good standing. In connection with this review, which has included consultations with members of prior management and operating personnel, we identified potential additional regulatory designations and molecular characteristics of our intellectual property that we believe may support additional avenues for developing the underlying science, and we are evaluating those opportunities.

In addition, using the Researgency Platform under our exclusive license, we have processed and analyzed proprietary data sets and other information to train and operate models directed at potential commercial applications. This work remains in development. We have also engaged with industry participants, including at biotechnology industry conferences, to develop further insight into the market for artificial intelligence applications in biotechnology and to inform our commercialization strategy. There can be no assurance that these initiatives will result in commercially viable products or services.

Strategic Growth and Acquisition Initiatives

As part of our forward corporate development strategy, we are actively evaluating, and from time to time engaging in preliminary discussions regarding, potential acquisitions, investments, joint ventures and other strategic transactions that we believe may be accretive to our business and synergistic with our data-sovereign biomedical and computing initiatives, including opportunities that may be enabled by the acquisition or development of artificial intelligence data center infrastructure intended to serve this vertical. Having devoted substantial time and resources to administrative matters and to establishing an operational, governance and capital markets foundation for the Company, we believe we are now positioned to pursue growth-oriented transactions consistent with this strategy. In addition, we are exploring a range of opportunities involving companies operating at the intersection of space technology and biotechnology, blockchain-based data and asset management, and the tokenization of assets, with potential applications in biotechnology, intellectual property and other sectors. We have not entered into any definitive agreement, and are not currently a party to any binding commitment, with respect to any such transaction, and there can be no assurance that any of these evaluations or discussions will result in a completed transaction or that any completed transaction will achieve its anticipated benefits. Any such transaction, if pursued, may be funded in whole or in part with net proceeds from this offering, cash on hand, the issuance of equity, equity-linked or debt securities, or a combination of the foregoing.

Recent Developments

Reverse Stock Split

On May 7, 2026, we effected a 1-for-50 reverse stock split of its Common Stock, pursuant to which each fifty (50) shares of Common Stock were converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who otherwise would have been entitled to receive fractional shares are entitled to receive a cash payment in lieu of such fractional shares. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

ATM

On July 22, 2026, we filed an additional prospectus supplement to our Shelf Registration Statement. See “Note 17 - Subsequent Events” for additional information.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Costs and expenses:
General and administrative	$1,662	$4,643	$(2,981)
Research and development	59	6,232	(6,173)
Loss on fair value remeasurement of contingent consideration	—	153	(153)
Total operating expenses	1,721	11,028	(9,307)
Loss from operations	(1,721)	(11,028)	9,307
Other income (expense)
Interest income	140	407	(267)
Interest expense	—	(1,081)	1,081
Grant income	—	547	(547)
Net loss	$(1,581)	$(11,155)	$9,574

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

General and administrative expenses were $1.7 million for the three months ended June 30, 2026, compared to $4.6 million for the three months ended June 30, 2025, which was a decrease of $3.0 million. The decrease in general and administrative expenses for the three months ended June 30, 2026 was primarily due to a decrease of approximately $3.2 million in employee-related costs and stock-based compensation, primarily a result of our decision to cease development of KPI-012 and our MSC-S platform, including costs related to restructuring and wind-down activities, partially offset by $0.2 million increased legal and professional services support in connection with those activities..

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

The following table summarizes the research and development expenses incurred during the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
KPI-012 development costs	$—	$2,510	$(2,510)
Employee‑related costs	—	3,453	(3,453)
Other research and development costs	59	269	(210)
Total research and development	$59	$6,232	$(6,173)

Research and development expenses were $0.1 million for the three months ended June 30, 2026, compared to $6.2 million for the three months ended June 30, 2025, a decrease of $6.2 million. The decrease was primarily driven by a decrease in KPI-012 clinical development costs following our discontinuation of our MSC-S platform and the decrease in personnel and facilities expenses after workforce reductions.

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

Loss on fair value remeasurement of contingent consideration for the three months ended June 30, 2026 and 2025 was $0 and less than $0.2 million, respectively. The decrease was primarily due to our decision to cease development of KPI-012 and our MSC-S platform.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest income was $0.1 million for the three months ended June 30, 2026 and was $0.4 million for the three months ended June 30, 2025. Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest expense

Interest expense primarily consists of contractual coupon interest, amortization of debt discounts and debt issuance costs and accretion of the final payment fee recognized on our debt arrangements

We incurred interest expense of $0 million for the three months ended June 30, 2026 and $1.1 million for the three months ended June 30, 2025. Interest expense for the three months ended June 30, 2025 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with Loan and Security Agreement, dated as of May 4, 2021, by and among us, Combangio, Inc. and Oxford Finance LLC, as lender and collateral agent (as amended, the “Loan Agreement”). During the three months ended June 30, 2026 and 2025, $0 and $26.9 million of indebtedness was outstanding under our Loan Agreement.

Grant income

Grant income for the three months ended June 30, 2026 and 2025 was $0 and $0.5 million, respectively, related to an award agreement with the California Institute for Regenerative Medicine for a $15.0 million grant (as amended from time to time, the “CIRM Award”). On September 29, 2025, we announced that the CHASE trial of KPI-012 for the treatment of PCED did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any meaningful difference between either KPI-012 treatment arm and the placebo arm. Based on the CHASE trial results, we determined to cease development of KPI-012 and our MSC-S platform, and as such, we do not expect to receive grant income relating to the CIRM Award in the near future.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Costs and expenses:
General and administrative	$3,403	$9,236	$(5,833)
Research and development	120	12,287	(12,167)
Loss on fair value remeasurement of contingent consideration	—	174	(174)
Total operating expenses	3,523	21,697	(18,174)
Loss from operations	(3,523)	(21,697)	18,174
Other income (expense)
Interest income	214	870	(656)
Interest expense	—	(2,172)	2,172
Grant income	—	2,897	(2,897)
Other income (expense), net	107	—	107
Net loss	$(3,202)	$(20,102)	$16,900

General and administrative expenses

General and administrative expenses were $3.4 million for the six months ended June 30, 2026, comparable to $9.2 million for the six months ended June 30, 2025, which was a decrease of $5.8 million. The decrease in general and administrative expenses for the six months ended June 30, 2026 was primarily due to a $6.3 million decrease in employee-related costs and stock-based compensation, primarily a result of our decision to cease development of KPI-012 and our MSC-S platform, including costs related to restructuring and wind-down activities, partially offset by a $0.4 million increase in legal and professional services support in connection with those activities.

Research and development expenses

The following table summarizes the research and development expenses incurred during the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
KPI-012 development costs	$—	$5,317	$(5,317)
Employee‑related costs for research and development personnel	61	6,385	(6,324)
Other research and development costs	59	585	(526)
Total research and development	$120	$12,287	$(12,167)

Research and development expenses were $0.1 million for the six months ended June 30, 2026, compared to $12.3 million for the six months ended June 30, 2025, which was a decrease of $12.2 million. The decrease was primarily driven by a decrease in KPI-012 clinical development costs following our discontinuation of our MSC-S platform and the decrease in personnel and facilities expenses after workforce reductions.

Loss on fair value remeasurement of contingent consideration

Loss on fair value remeasurement of contingent consideration for the six months ended June 30, 2026 and 2025 was $0 and $0.2 million, respectively. The decrease was primarily due to our decision to cease development of KPI-012 and our MSC-S platform.

Interest income

Interest income was $0.2 million for the six months ended June 30, 2026 and was $0.9 million for the six months ended June 30, 2025. Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest expense

We incurred interest expense of $0 for the six months ended June 30, 2026 and $2.2 million for the six months ended June 30, 2025. Interest expense for the six months ended June 30, 2025 was comprised of the contractual coupon interest expense, the amortization of the debt discount and the accretion of the final payment fee associated with our Loan Agreement with Oxford Finance. During the six months ended June 30, 2025, $29.3 million of indebtedness was outstanding under our Loan Agreement until $2.3 million was repaid on June 26, 2025 resulting in an outstanding indebtedness of $26.9 million as of June 30, 2025.

Grant income

Grant income for the six months ended June 30, 2026 and 2025 was $0 and $2.9 million, respectively, related to an award agreement with the California Institute for Regenerative Medicine for a $15.0 million grant (as amended from time to time, the “CIRM Award”). On September 29, 2025, we announced that the CHASE trial of KPI-012 for the treatment of PCED did not meet the primary endpoint of complete healing of PCED as measured by corneal fluorescein staining. The CHASE trial also failed to achieve statistical significance for key secondary efficacy endpoints and did not show any meaningful difference between either KPI-012 treatment arm and the placebo arm. Based on the CHASE trial results, we determined to cease development of KPI-012 and our MSC-S platform, and as such, we do not expect to receive grant income relating to the CIRM Award in the near future.

Other expense, net

Other expense, net for the six months ended June 30, 2026 was a $0.1 million as compared to $0 for the six months ended June 30, 2025. Other expense, net for the six months ended June 30, 2026 was related to a write-off of receivables we determined to be uncollectible.

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

As of the date of this quarterly report, we had cash and cash equivalents of less than $0.1 million. In addition, the outstanding principal amount of the Note with Minglemint Solutions LLC (“Minglemint” or “Borrower”) was $7.0

million, and accrued and unpaid interest thereon was approximately $0.2 million, for an aggregate outstanding balance of approximately $7.2 million. On July 21, 2026, the Borrower repaid $44,000 under the Note. Pursuant to the Note amendment, we are entitled, at any time and from time to time, to demand repayment of all or any portion of the outstanding principal amount of the Note, together with accrued and unpaid interest thereon, upon no less than 45 days’ notice. We view our cash and cash equivalents, together with amounts collectible under the Note, as our principal sources of near-term liquidity.

We manage our capital resources first to fund the continued operation and development of our business, as described under “Business and Operations Update” above, within a disciplined operating budget. Secondarily, we seek to preserve financial flexibility to pursue attractive growth opportunities, including potential acquisitions. Over the past several months, we have evaluated and discussed several such opportunities, and the most attractive of them typically require cash availability at or after closing to fund the operations and growth of the acquired or combined business, a consideration we take into account in our spending decisions, including capacity to provide interim or bridge financing if a transaction is pursued. We have not entered into any definitive agreement with respect to any such transaction, and there can be no assurance that we will pursue or consummate any transaction. Consistent with these objectives, during the second quarter of 2026 and through the date of this Quarterly Report on Form 10-Q, we have taken the following measures:

•	Disciplined operating budget - We have adopted an operating budget of approximately $1.5 million to $3.2 million for the twelve months following the date of this Quarterly Report, primarily covering legal, audit and compliance costs, with the remainder allocated to investor relations, consulting, accounts payable, and management. Our budget also provides for the continued maintenance and protection of our intellectual property portfolio and the continued operation of the Researgency Platform, as described under “Business and Operations Update” below. We closely monitor our monthly cash operating costs and adjust discretionary spending as circumstances require. Net cash used in operating activities decreased to $4.4 million for the six months ended June 30, 2026, from $16.6 million for the six months ended June 30, 2025.
•	Drawing on the Note in measured tranches - On August 14, 2026, we delivered a Call Notice to the Borrower demanding repayment of approximately $1.0 million of the outstanding principal amount of the Note, together with accrued and unpaid interest thereon. Under the terms of the Note, the Borrower is required to repay the amount specified in the Call Notice within 45 days, and we expect to receive it by September 28, 2026. We intend to apply these proceeds to existing accounts payable and to fund some of the budgeted operating costs. We have sized the Call Notice to our near-term operating requirements and intend to preserve the remaining balance of the Note as a continuing source of funding for our operations and, secondarily, for potential growth opportunities, retaining the right to demand repayment of all or any portion of the balance on no less than 45 days’ notice, and we expect to deliver additional Call Notices from time to time as our operating needs require.

Based on our current operating plan and the operating budget described above, we believe our existing cash and cash equivalents, together with amounts demanded under the Call Notice and additional expected collections under the Note, will be sufficient to fund our operating expenses and capital expenditure requirements through the third quarter of 2027. We are also evaluating additional financing alternatives, including potential sales under our ATM program (as defined below), private placements, and asset monetization opportunities. If these actions are unsuccessful or not timely, we will need to further reduce or defer planned expenditures, which could materially affect our strategy.

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

In addition, on January 20, 2026, we received a letter from the Staff indicating that, based upon the closing bid price of the Company’s Common Stock for the 30 consecutive business days between December 3, 2025, to January 16, 2026, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until July 20, 2026 (the “Minimum Bid Price Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On May 8, 2026, we effected the Reverse Stock Split to seek to regain compliance with the Minimum Bid Price Rule. On June 11, 2026, Nasdaq notified us that we had regained compliance with the Minimum Bid Price Rule after the closing bid price of our Common Stock had been at or greater than $1.00 per share for the last 10 consecutive business days, from May 28, 2026, to June 10, 2026.

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

On May 7, 2026, we filed a new registration statement on Form S-3 (File No. 333-295667), as amended, which was declared effective on June 25, 2026. Subsequent to quarter end, on July 22, 2026, we filed an additional prospectus supplement in connection with the ATM Program. See “Note 11 – Registered Offerings” and “Note 17 - Subsequent Events” above for additional information

Pursuant to the terms of the ATM Agreement, Wainwright agreed to use its commercially reasonable efforts, consistent with applicable state and federal law, rules and regulations, and the rules of the Nasdaq Capital Market, to sell the shares of Common Stock from time to time. Under the ATM Agreement, the Company may designate the parameters for the sale of shares of Common Stock, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold on any trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, Wainwright may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including without limitation, sales made directly on Nasdaq or on any other existing trading market for the Common Stock or to or through a market maker. In addition, with the Company’s prior written approval, Wainwright may also sell shares in privately negotiated transactions or block transactions. The gross sales price of the shares of Common Stock sold by Wainwright under the ATM Agreement as sales agent is the market price for the shares of Common Stock on Nasdaq at the time of sale.

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

On January 30, 2026, we entered into a Securities Purchase Agreement (the “January 2026 Purchase Agreement”), pursuant to which we issued and sold to the Series AAA Investors in a private placement (the “January 2026 Private Placement”), an aggregate of 2,100,000 shares of Series AAA Preferred Stock at a price per share equal to $2.00, for aggregate gross proceeds of $4.2 million. The closing of the January 2026 Private Placement occurred on January 30, 2026. Each share of Series AAA Preferred Stock was convertible into 8.4 shares of Common Stock for an aggregate total of 17,640,000 shares of Common Stock issuable upon conversion of the Series AAA Preferred Stock. As of June 30, 2026, all of the shares of Series AA and AAA Preferred Stock have been converted into shares of Common Stock and there are no Preferred Shares outstanding.

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

We are working with Younet and our scientific advisors on a commercial plan for the Researgency Platform, and we continue to assess the scope and pace of further development as part of its commercialization strategy. We retain the exclusive license to the Researgency Platform under the Younet License Agreement. However, there can be no assurance that these efforts will be successful.

Other Contractual Obligations

Our other material cash requirements from known contractual and other obligations as of June 30, 2026 primarily related to our license agreement with Stanford University and our operating lease. For information related to our future commitments relating to our license agreement, see Note 15, “Commitments and Contingencies”, of our condensed consolidated financial statements.

Cash Flows

As of June 30, 2026 and December 31, 2025, we had $0.2 million and $7.6 million in cash and cash equivalents, respectively.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Net cash used in operating activities	$(4,430)	$(16,558)	$12,128
Net cash used in investing activities	(7,000)	(16)	(6,984)
Net cash provided by (used in) financing activities	4,102	(2,665)	6,767
Net decrease in cash and cash equivalents	$(7,328)	$(19,239)	$11,911

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $4.4 million, compared to $16.6 million for the six months ended June 30, 2025, a decrease of $12.1 million, primarily due to a decrease in net loss adjusted for non-cash charges of $12.6 million, partially offset by $0.5 million increase in working capital.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $7.0 million and less than $0.1 million, respectively. Net cash used in investing activities for the six months ended June 30, 2026 was related to the Note.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $4.1 million, primarily due to the net proceeds from the sale of 2,100,000 shares of the Series AAA Preferred Stock at $2.00 per share.

Net cash used in financing activities for the six months ended June 30, 2025 was $2.7 million, primarily due to a $2.5 million repayment of principal and payment fee on our Loan Agreement and $0.1 million payment of issuance costs related to the sale of common stock and shares of our Series I Preferred Stock in our December 2024 private placement.

Funding Requirements and Going Concern

We expect to continue to fund our operating expenses, lease obligations and capital expenditure requirements through a combination of our existing cash and cash equivalents and collections under the Note, within the operating budget described above under “Liquidity and Capital Resources,” supplemented as appropriate by potential sales under our ATM program and other financing alternatives. In addition, we are evaluating potential acquisition and growth opportunities that, if pursued, may require additional cash availability, including potential interim or bridge financing, a consideration we take into account in managing our resources, subject at all times to maintaining sufficient liquidity for our operations.

The Note is payable at our demand on no less than 45 days’ notice, bears interest at 8.0% per annum and is secured by a continuing first priority lien on and security interest of the Borrower. Through the date of this Quarterly Report, the Borrower has made repayments under the Note, including $44,000 on July 21, 2026. After consideration of our current operating plan and operating budget, including the measures described above and expected collections under the Note, including the approximately $1.0 million demanded pursuant to the Call Notice delivered on August 14, 2026, management has concluded that our existing cash and cash equivalents, together with such collections, will be sufficient to fund our operating expenses, lease obligations and capital expenditure requirements for the continued operation and development of the Researgency platform, for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of the date of this quarterly report, we maintained a positive working capital ratio (current assets divided by current liabilities), indicating that we can cover our short-term operations and mitigate immediate going-concern risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive 19Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As described in our Annual Report on Form 10-K for the year ended December 31, 2025, we previously identified a material weakness in our internal control over financial reporting that insufficient personnel following the Company’s restructuring has resulted in key controls over the financial reporting process not being fully implemented or operating effectively to support financial reporting in accordance with U.S. GAAP and SEC reporting requirements. This material weakness remained un-remediated as of June 30, 2026. We have initiated remediation activities and will continue to evaluate and enhance our controls.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for steps initiated to remediate the material weakness referenced above.

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

Item 6. Exhibits

Exhibit Index

EXHIBIT 3.1

Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of KALA BIO, Inc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2026)

EXHIBIT 10.1

Note Amending Agreement, dated as of May 11, 2026, by and between the Company and Minglemint Solutions LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2026)

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

KALA BIO, Inc.

Dated: August 19, 2026	By:	/s/ Avi Minkowitz
Avi Minkowitz
Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2026	By:	/s/ Avi Minkowitz
Avi Minkowitz
Chief Financial Officer (Principal Financial Officer)